Form 10-K
period 2020-10-31
HP INC
filed 2020-12-10
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
October 31, 2020
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $22,154,410,824 based on the last sale price of common stock on April 30, 2020.
The number of shares of HP Inc. common stock outstanding as of November 30, 2020 was 1,289,636,312 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant’s definitive proxy statement related to its 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of October 31, 2020 are incorporated by reference into Part III of this Report.	III

HP INC. AND SUBSIDIARIES
Form 10-K
For the Fiscal Year ended October 31, 2020
In this report on Form 10-K, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
        This Annual Report on Form 10-K, including “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any statements regarding the potential impact of the COVID-19 pandemic and the actions by governments, businesses and individuals in response to the situation; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can also generally be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Risks, uncertainties and assumptions include factors relating to the effects of the COVID-19 pandemic and the actions by governments, businesses and individuals in response to the situation, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; HP’s ability to execute on its strategic plan, including the previously announced initiatives, business model changes and transformation; execution of planned structural cost reductions and productivity initiatives; HP’s ability to complete any contemplated share repurchases, other capital return programs or other strategic transactions; the need to address the many challenges facing HP’s businesses; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy and business model changes and transformation; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution and reseller landscape; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; successfully competing and maintaining the value proposition of HP’s products, including supplies; the need to manage third-party suppliers, manage HP’s global, multi-tier distribution network, limit potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; the hiring and retention of key employees; the impact of macroeconomic and geopolitical trends and events; risks associated with HP’s international operations; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; disruptions in operations from system security risks, data protection breaches, cyberattacks, extreme weather conditions, medical epidemics or pandemics such as the COVID-19 pandemic, and other natural or manmade disasters or catastrophic events; the impact of changes in tax laws; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this report and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this report are made as of the date of this filing and HP assumes no obligation and does not intend to update these forward-looking statements.

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
HP Products and Services; Segment Information
We have three reportable segments: Personal Systems, Printing and Corporate Investments. The Personal Systems segment offers commercial and consumer desktop and notebook personal computers (“PCs”), workstations, thin clients, commercial mobility devices, retail point-of-sale (“POS”) systems, displays and other related accessories, software, support and services. The Printing segment provides consumer and commercial printer hardware, supplies, services and solutions, as well as scanning devices. Corporate Investments includes HP Labs and certain business incubation and investment projects.
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
Commercial PCs are optimized for use by enterprise, public sector which includes education, and SMB customers, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in networked and cloud-based environments. Commercial PCs include the HP ProBook and HP EliteBook lines of notebooks, convertibles, and detachables, the HP Pro and HP Elite lines of business desktops and all-in-ones, retail POS systems, HP Thin Clients, HP Pro Tablet PCs and the HP notebook, desktop and Chromebook systems. Commercial PCs also include workstations that are designed and optimized for high-performance and demanding application environments including Z desktop workstations, Z all-in-ones and Z mobile workstations. Additionally, we offer a range of services and solutions to enterprise, public sector and SMB customers to help them manage the lifecycle of their PC and mobility installed base.
Consumer PCs are optimized for consumer usage, focusing on gaming, learning and working remotely, consuming multi-media for entertainment, managing personal life activities, staying connected, sharing information, getting things done for work including creating content, staying informed and secure. These systems include HP Spectre, HP Envy, HP Pavilion, HP Chromebook, HP Stream, Omen by HP lines of notebooks and hybrids and HP Envy, HP Pavilion desktops and all-in-one lines, and Omen by HP desktops.
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
Printing
Printing provides consumer and commercial printer hardware, supplies, services and solutions. Printing is also focused on Graphics and 3D imaging solutions in the commercial and industrial markets. HP goes to market through its extensive channel network and directly with HP sales. Our global business capabilities within Printing are described below:
Office Printing Solutions delivers HP’s office printers, supplies, services, and solutions to SMBs and large enterprises. It also includes Original Equipment Manufacturer (“OEM”) hardware and solutions, and some Samsung-branded supplies.
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
Printing groups its global business capabilities into the following business units when reporting business performance:
•Commercial Hardware consists of office printing solutions, graphics solutions and 3D printing and digital manufacturing, excluding supplies;
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
Sales, Marketing and Distribution
We manage our business and report our financial results based on the business segments described above. Our customers are organized by consumer and commercial groups, and purchases of HP products, solutions and services may be fulfilled directly by HP or indirectly through a variety of partners, utilizing their own physical or internet stores or an omnichannel combination of the two, including:
•retailers that sell our products to the public focusing on consumers and small- and medium-sized businesses;
•resellers that sell our products and services, frequently with their own value-added products or services, to targeted customer groups;
•distribution partners that supply our products and solutions to resellers; and
•system integrators and other business intermediaries that provide various levels of services, including systems integration work and as-a-service solutions, and typically partner with us on client solutions that require our products and services.
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
We are dependent upon Intel and AMD as suppliers of x86 processors and Microsoft for various software products. We believe that disruptions with these suppliers would have industry-wide ramifications, and therefore would not disproportionately disadvantage us relative to our competitors. See “Risk Factors—We depend on third-party suppliers, and our financial results could suffer if we fail to manage our suppliers effectively” in Item 1A, which is incorporated herein by reference.
Like other participants in the information technology (“IT”) industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our demand requirements for periods averaging 90 to 120 days. From time to time, we may experience significant price volatility or supply constraints for certain components that are not available from multiple sources. We also may acquire component inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supplies. See “Risk Factors—We depend on third-party suppliers, and our financial results could suffer if we fail to manage our suppliers effectively” in Item 1A, which is incorporated herein by reference.
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
For a discussion of risks attendant to our research and development activities, see “Risk Factors—If we cannot successfully execute our strategy and continue to develop, manufacture and market innovative products and services, our business and financial performance may suffer” in Item 1A, which is incorporated herein by reference.
Patents
Our general policy has been to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. At October 31, 2020, our worldwide patent portfolio included over 28,000 patents.
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
For a discussion of risks attendant to IP rights, see “Risk Factors—Our financial performance may suffer if we cannot continue to develop, license or enforce the intellectual property rights on which our businesses depend”, “Risk Factors—Our products and services depend in part on IP and technology licensed from third parties” and “Risk Factors—Third-party claims of IP infringement are commonplace in our industry and may limit or disrupt our ability to sell our products and services” in Item 1A, which is incorporated herein by reference.
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
The competitive environment in which each key segment operates is described below:
    Personal Systems. The markets in which Personal Systems operates are highly competitive and are characterized by price competition and introduction of new products and solutions. Our primary competitors are Lenovo Group Limited, Dell Inc., Huawei Technologies Co., Ltd., Acer Inc., ASUSTeK Computer Inc., Apple Inc., Toshiba Corporation, Microsoft Corporation, and Samsung Electronics Co., Ltd. In particular geographies, we also experience competition from local companies and from generically-branded or “white box” manufacturers. Our competitive advantages include our broad product portfolio, our innovation and research and development capabilities including security features, our innovative design work, our brand and procurement leverage, our ability to cross-sell our portfolio of offerings, our extensive service and support offerings and the accessibility of our products through a broad-based distribution strategy from retail and commercial channels to direct sales.
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

Sustainability
At HP, we believe in the power of technology to enable people and communities to change the world for the better. Sustainable impact is fundamental to our reinvention journey, fueling our innovation and growth, strengthening our business for the long term and enabling us to develop and deliver the best solutions to our customers.
Our approach covers a broad range of sustainability issues across three pillars: Planet, People and Community. We prioritize issues based on their relative importance to our culture, business success and sustainable development.
Planet. We aim to grow our business, not our footprint, and support our customers to do the same by transforming our entire business to drive a more efficient, circular, and low-carbon economy and by enabling our customers to invent the future through our most sustainable portfolio of products and services.
People. We champion dignity, respect and empowerment for all people with whom we work, and strive to respect human rights and embed diversity and inclusion in everything we do. We are committed to doing our part to enable all people who help bring our products to market to thrive at work, at home and in their communities.
Community. Through our technology, time and resources, we work to catalyze positive change in communities where we live, work and do business. As a result, we aim to unlock educational and economic opportunity through the power of technology and improve the vitality and resilience of our local communities.
Goals. Our current long-term sustainability goals are:
    Planet
•Use 30% post-consumer recycled content plastic (“RCP”) across our personal systems and print portfolio by 2025 (which refers to RCP as a percentage of total plastic used in all HP personal systems, printer hardware, and print cartridges shipped during the reporting year);
•Eliminate 75% of single-use plastic packaging by 2025, compared to 2018. (Calculated as the percentage of primary plastic packaging (by weight) reduced per unit shipped).
•Use 100% renewable electricity in our global operations by 2035, with an interim goal of 60% by 2025;
•Consistent with a science-based reduction target in line with 1.5℃, reduce Scope 1 and Scope 2 greenhouse gas (“GHG”) emissions in our global operations by 60% by 2025, compared to 2015;
•Reduce the GHG emissions intensity of HP’s product portfolio use (which refers to per unit GHG emissions during anticipated product lifetime use weighted by contribution of personal systems and printing products to overall revenue arising from the use of more than 99% of HP product units shipped each year) by 30% by 2025, compared to 2015;
•Reduce first-tier production supplier and product transportation-related GHG emissions intensity (which refers to the portion of first-tier production and product transportation suppliers’ reported GHG emissions attributable to HP divided by HP’s annual net revenue) by 10% by 2025, compared to 2015;
•Help suppliers cut 2 million tonnes of carbon dioxide equivalent (CO2e) emissions between 2010 and 2025;
•Recycle 1.2 million tonnes of hardware and supplies by 2025, since the beginning of 2016; and
•Reduce potable water consumption across global operations by 35% by 2025, compared to 2015 with a focus on high risk sites;
    People
•Double our number of Black and African American executives by 2025.
•Develop skills and improve well-being of 500,000 factory workers by 2025, since the beginning of 2015;
•Double factory participation in our supply chain sustainability programs by 2025, compared to 2015; and
•Maintain greater than 99% completion rate of annual Integrity@HP training among active HP employees and the Board of Directors.
     Community
•Enable better learning outcomes for 100 million people by 2025, since the beginning of 2015;
•Enroll 1 million HP LIFE (Learning Initiative for Entrepreneurs) users between 2016 and 2025;
•Contribute $100 million in HP Foundation and employee community giving cumulatively by 2025 since the beginning of 2016; and
•Contribute 1.5 million employee volunteering hours cumulatively by 2025, since the beginning of 2016.
For more information on our sustainability goals, programs, and performance, we refer you to our annual Sustainable Impact Report, available on our website (which is not incorporated by reference herein).

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
For a discussion of risks attendant to these environmental factors, see “Risk Factors—Our business is subject to various federal, state, local and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations” in Item 1A, which is incorporated herein by reference. In addition, for a discussion of our environmental contingencies see Note 14, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, which is also incorporated herein by reference.
Human Capital
HP’s approximately 53,000 employees worldwide power our innovation, contributing unique perspectives and a growth mindset to create breakthrough technologies and transformative solutions. We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety and employee wellbeing, we strive to help our employees in all aspects of their lives so they can do their best work, every single day.

Diversity, Equity and Inclusion
Innovation at HP comes from the diverse perspectives, knowledge, and experiences of our employees. We strive to create an inclusive workplace where people can bring their authentic selves to work.
Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse board. We are among the top technology companies for women in executive positions. Women represent 29.6% of HP’s full-time executive positions and 32.3% of full-time director-level employees. We are committed to increasing representation of women at HP overall, but particularly in leadership and technical roles globally.
This focus also extends to underrepresented minorities in the United States. HP is committed to doubling the number of Black and African American executives by 2025.
Women represent 36.9% of HP’s worldwide employees and racial and ethnic minorities represent 28.9% of HP’s U.S. employees as of October 31, 2020. In 2020, 62.0% of our U.S. hires were from underrepresented groups, including women, U.S. Ethnicities, veterans and people with disabilities.
To ensure leadership maintains a strong focus on diversity and inclusion, each executive leader has individual performance goals under the Management by Objectives (“MBOs”) program tied to diversity and inclusion. The board also has ongoing oversight of diversity and inclusion programs.
For additional information regarding our diversity and inclusion programs, please see the section titled “Our Approach to Human Capital Management” in HP’s 2021 Proxy Statement.
Pay Equity
We believe people should be paid for what they do and how they do it, regardless of their gender, race, or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience, the location of their job, and their performance. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable.
For the past five years and with the support of independent third-party experts in this field, HP has reviewed the compensation of employees to ensure consistent pay practices by conducting a pay equity analysis annually comparing employees in the same role within a country/location.
HP expanded its annual pay equity assessment in 2020 - evaluating eight countries with our largest employee populations, representing 65% of our global workforce. The independent analysis found no systemic issues and any outliers were addressed as part of the normal off-cycle compensation review process.
Employee Engagement
We regularly collect feedback to better understand and improve the employee experience and identify opportunities to continually strengthen our culture. In 2020, 96% of employees participated in our annual employee survey. Last year we achieved highest level of employee engagement (top quartile). Employees’ highest rated areas were the following: diversity and inclusion (95%) and ethics and integrity (95%).
Training and Development
Human capital development underpins our efforts to execute our strategy and continue to develop, manufacture and market innovative products and services. We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities, including face-to-face, virtual, social and self-directed learning, mentoring, coaching, and external development. In 2020, 98% of employees participated in learning and development activities.
Health, Safety and Wellness
The physical health, financial wellbeing, life balance and mental health of our employees is vital to HP’s success.
Our environmental, health, and safety leadership team uses our global injury and illness reporting system to assess trends regionally and worldwide as a part of quarterly reviews. Our manufacturing facilities continue to represent our most significant health and safety risks, due to higher potential exposure to chemicals and machinery related hazards. Managing and reducing risks at these facilities remains a focus, and injury rates continue to be low.
We also sponsor a global wellness program designed to enhance physical, financial, and mental wellbeing for all our employees around the world. Throughout the year, we encourage healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives.
Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee wellbeing, health and safety. Refer to "Our COVID-19 Response" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for information on actions taken by HP to support its employees during the COVID-19 pandemic.

Information about our Executive Officers
The following are our current executive officers:
Claire Bramley; age 43; Global Controller
Ms. Bramley has served as Global Controller since December 2018. Previously, Ms. Bramley served as the Regional Head of Finance for Europe-Middle East-Africa from June 2015 to December 2018 and Vice President of Worldwide Financial Planning and Analysis from May 2013 to June 2015.
Alex Cho; age 48; President, Personal Systems
Mr. Cho has served as President, Personal Systems since June 2018. From 2014 to 2018, Mr. Cho served as Global Head and General Manager of Commercial Personal Systems. Prior to that role, Mr. Cho served as the Vice President and General Manager of the LaserJet Supplies team from 2010 to 2014.
Tracy S. Keogh; age 59; Chief Human Resources Officer
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
Enrique Lores; age 55; President and Chief Executive Officer
Mr. Lores has served as President and Chief Executive Officer since November 2019. Throughout his 30-year tenure with the company, Mr. Lores held leadership positions across the organization, most recently serving as President, Printing, Solutions and Services from November 2015 to November 2019, and prior to that role, leading the Separation Management Office for HP Inc. Previously, Mr. Lores was the Senior Vice President and General Manager for Business Personal Systems. Before his Business Personal Systems role, Mr. Lores was Senior Vice President of Customer Support and Services.
Marie Myers; age 52; Acting Chief Financial Officer and Chief Transformation Officer
Ms. Myers has served as Acting Chief Financial Officer since October 2020 and as Chief Transformation Officer since June 2020. Previously she served as Chief Digital Officer from March 2020 to June 2020. Prior to rejoining HP, she was the Chief Financial Officer of UiPath, a robotic process automation company, from December 2018 to December 2019. Prior to UiPath, Ms. Myers served as Global Controller from December 2015 to December 2018 and finance lead during the separation of Hewlett-Packard Company into HP and Hewlett Packard Enterprise Company from October 2014 to August 2015, in addition to other finance-related roles at Hewlett-Packard Company.
Kim Rivera; age 52; President, Strategy and Business Management and Chief Legal Officer
Ms. Rivera has served as President, Strategy and Business Management and Chief Legal Officer since January 2019. Previously, she served as Chief Legal Officer and General Counsel from November 2015 to January 2019. Prior to joining us, she served as the Chief Legal Officer and Corporate Secretary at DaVita Health Care Partners where she was employed from 2010 to 2015. From 2006 to 2009, she served as Vice President and Associate General Counsel at The Clorox Company. Prior to that, Ms. Rivera served as Vice President Law and Chief Litigation Counsel to Rockwell Automation as well as General Counsel for its Automation Controls and Information Group.
Christoph Schell; age 49; Chief Commercial Officer
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
Tuan Tran; age 53; President of Imaging, Printing and Solutions
Mr. Tran served as President of Imaging, Printing and Solutions since November 2019. Previously, he served as Global Head & General Manager of the Office Printing Solutions business from 2016 to November 2019, and Global Head & General Manager of the LaserJet and Enterprise Solutions business from 2014 to 2016.

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at http://investor.hp.com, as soon as reasonably practicable after HP electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission. HP’s Corporate Governance Guidelines, Board of Directors’ committee charters (including the charters of the Audit Committee, Finance, Investment and Technology Committee, HR and Compensation Committee, and Nominating, Governance and Social Responsibility Committee) and code of ethics entitled “Integrity at HP” (none of which are incorporated by reference herein) are also available at that same location on our website. If the Board grants any waivers from Integrity at HP to any of our directors or executive officers, or if we amend Integrity at HP, we will, if required, disclose these matters via updates to our website at http://investor.hp.com on a timely basis. We encourage investors to visit our website from time to time, as information is updated and new information is posted. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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
STRATEGIC AND OPERATIONAL RISKS
Our business, results of operations and financial condition have been, and could continue to be, adversely affected by the COVID-19 pandemic.
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
The COVID-19 pandemic is adversely impacting, and is expected to continue to adversely impact, our operations and financial performance. COVID-19 related restrictions impacted the demand for certain products and services as a result of temporary closures of offices and businesses and as people moved to spending more time at home, which negatively impacted sales for commercial products in both Personal Systems and Print. For as long as remote working and learning practices remain prevalent, whether due to restrictions implemented by governmental authorities or businesses allowing employees to continue to work remotely, we expect decreased sales of products for in-office consumption in some markets and channels. While this decrease in demand has been partially offset by increased sales of certain products for in-home consumption, we are unable to predict for how long or to what extent this increase will continue. Moreover, our channel partners have experienced, and may continue to experience, disruptions in their operations due to restrictions implemented in response to COVID-19, which has caused, and may continue to cause, reduced, or cancelled orders and/or collection risks. This has further adversely impacted our results of operations and we expect it to continue to have a negative impact on our results of operations.
Additionally, we have experienced temporary factory closures and other supply chain disruptions as a result of COVID-19, and we may continue to experience such disruptions. For example, our manufacturing sites, including in China and Southeast Asia, as well as those of our suppliers and outsourcing partners, were adversely impacted by COVID-19 as a result of quarantines, facility closures, and travel and logistics restrictions. As of the end of fiscal year 2020, our factories have returned to largely normalized levels. These disruptions in Asia resulted in temporary supply shortages that affected sales worldwide for both Personal Systems and Print, as well as incremental costs. We may experience further disruptions in the future, and any prolonged disruptions to our manufacturing operations, supply chain and/or distribution channels could have a material adverse effect on our business, results of operations and financial condition.
We continue to have significant sources of cash and liquidity and access to committed credit lines, but a prolonged period of generating lower cash from operations could adversely affect our financial condition.
We are also facing increased operational challenges as we take measures to support and protect employee health and safety, including limiting employee travel, closing facilities and offices, and implementing work-from-home policies for employees. In particular, our remote work arrangements, coupled with stay-at-home orders and quarantines, pose challenges for our employees and our IT systems and extended periods of remote work arrangements could strain our business continuity plans, introduce operational risk, including cybersecurity and IT systems management risks, and impair our ability to manage our business.
The effects of COVID-19 may also limit the resources afforded to or delay the implementation of our strategic initiatives and make it more difficult to develop, manufacture and market innovative products and services. If our strategic initiatives are delayed or otherwise modified, such initiatives may not achieve some or all of the expected benefits, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
The ultimate impact of COVID-19 on our operations and financial performance depends on many factors that are not within our control, including: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.
Further, COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could precipitate or aggravate the other risk factors that we identify in this report, any of which could materially adversely impact our business. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of

COVID-19 on economic and market conditions. Further, COVID-19 may also affect our business and financial results in ways that are not presently known to us or that we do not currently consider as significant risks to our operations.
If we are unsuccessful at addressing our business challenges, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.
Our business faces many challenges we must address. One set of challenges relates to dynamic and accelerating market trends, which may include declines in the markets in which we operate. For example, a competitive pricing environment and weakened market in certain geographies with associated customer pricing sensitivity has presented market challenges in Printing. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting increased competitive pressure in targeted areas and are entering new markets; our emerging competitors are introducing new technologies and business models; and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution. For example, we may fail to develop innovative products and services, maintain the manufacturing quality of our products, manage our global, multi-tier distribution network, limit potential misuse of pricing programs by our channel partners, exclude imitation print supplies from our printers with technological protection measures, adapt to new or changing marketplaces or successfully market new products and services, any of which could adversely affect our business and financial condition. In addition, we currently face, and may face in the future, an unpredictable macroeconomic environment, which may exacerbate these challenges. If we do not succeed in our efforts to mitigate these challenges, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.
We operate in an intensely competitive industry and competitive pressures could harm our business and financial performance.
We encounter aggressive competition from competitors in all areas of our business, and our competitors have targeted and are expected to continue targeting our key market segments. We compete on the basis of our technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use, account relationships, customer training, service and support, security, availability of application software and internet infrastructure offerings, and our sustainability performance. If our products, services, support and cost structure do not enable us to compete successfully, our results of operations, cash flows and business prospects could be harmed.
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
Our alliance partners in certain areas may be or may become our competitors in others. In addition, these partners also may acquire or form alliances with our competitors, which could reduce their business with us. If we are unable to effectively manage these complicated relationships with alliance partners, our business and results of operations could be adversely affected.
We face aggressive price competition and may have to continue lowering the prices of many of our products and services to stay competitive, while at the same time trying to maintain or improve our revenue and gross margin. In addition, competitors who have a greater presence in some of the lower-cost markets in which we compete, or who can obtain better pricing, more favorable contractual terms and conditions, and/or more favorable allocations of products and components during periods of limited supply, may be able to offer lower prices than we are able to offer. Our cash flows, results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures.
Industry consolidation may also affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we operate. Additionally, our competitors may affect our business by entering into exclusive arrangements with our existing or potential customers or suppliers.
Because our business model is based on providing innovative and high-quality products, we may spend a proportionately greater amount of our revenues on research and development than some of our competitors. If we cannot proportionately decrease our cost structure (apart from research and development expenses) on a timely basis in response to competitive price pressures, our gross margin and profitability could be adversely affected. In addition, if our pricing and other facets of our offerings are not sufficiently competitive, or if there is a negative reception to our product decisions, we may lose market share in certain areas, which could adversely affect our financial performance and business prospects.
Even if we are able to maintain or increase market share for a particular product, the financial performance of that product could decline because the product is in a maturing industry or market segment or contains technology that is becoming obsolete. Financial performance could also decline due to increased competition from other types of products. For example, non-original supplies (including imitation, refill or remanufactured alternatives) for some of our LaserJet toner and InkJet cartridges compete with our Printing Supplies business.

Customers are increasingly using online and omnichannel resellers and distributors to purchase our products. These resellers and distributors often sell our products alongside competing products, including non-original print supplies, or they may highlight the availability of lower cost non-original supplies. We expect this competition will continue, and it may negatively impact our financial performance, particularly if large commercial customers purchase competing products instead of HP products.
If we cannot successfully execute our strategy and continue to develop, manufacture and market innovative products and services, our business and financial performance may suffer.
Our strategy is focused on leveraging our existing portfolio of products and services to meet the demands of a changing technological landscape and to offset certain areas of industry decline. To successfully execute this strategy, we must emphasize the aspects of our core business where demand remains strong, identify and capitalize on natural areas of growth, innovate and develop new products and services that will enable us to expand beyond our existing technology categories and adapt to new and changing marketplaces for our products. For example, our go-to-market strategy, including online, omnichannel and contractual sales, needs to evolve with market dynamics, forces and demand. In fiscal year 2020, we created a single commercial organization led by a newly-created chief commercial officer role. If we cannot innovate, develop and execute evolutionary strategies in this changing environment (including our end to end business model in Print), then we may not be able to successfully compete and maintain the value proposition of our products, including supplies. Any failure to successfully execute this strategy, including any failure to invest sufficiently in strategic growth areas, could adversely affect our business, results of operations, cash flows and financial condition. Moreover, the process of developing new high-technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share, cash flows, results of operations and financial condition.
To execute our strategy, we must optimize our cost structure, make long-term investments, develop or acquire and appropriately protect intellectual property, and commit significant research and development and other resources before knowing whether our predictions will accurately reflect customer demand for our products and services. Any failure to accurately predict technological and business trends, control research and development costs or execute our strategy could harm our business and financial performance. Our research and development initiatives or other investments may not be successful in whole or in part, including research and development projects which we have prioritized with respect to funding and/or personnel, and our customers may not adopt our new business models.
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
After we develop a product, we must be able to manufacture appropriate volumes quickly while also managing costs and preserving or improving margins. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so within a given product’s lifecycle or at all. Any delay in the development, production or marketing of a new product, service or solution could result in us not being among the first to market, which could further harm our competitive position. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses may not be as high as the margins we have experienced historically or that we had expected.
If we cannot continue to produce high-quality and secure products and services, our reputation, business and financial performance may suffer.
In the course of conducting our business, we must address quality and security issues associated with our products and services, including defects in our engineering, design and manufacturing processes, unsatisfactory performance under service contracts, and unsatisfactory performance or malicious acts by third-party contractors or subcontractors or their employees. Our business is also exposed to the risk of defects in third-party components included in our products, including security vulnerabilities. In order to address quality and security issues, we work extensively with our customers and suppliers and engage in product testing to determine the causes of problems and to develop and implement effective solutions. However, the products and services that we offer are complex, and our regular testing and quality control efforts may not be completely effective in controlling or detecting all quality and security issues or errors, particularly with respect to defects or security vulnerabilities in components manufactured by third parties.
If we are unable to determine the cause or find an effective solution to address quality or security issues with our products, we may delay shipment to customers, which would delay revenue recognition and receipt of customer payments and could adversely affect our net revenue, cash flows and profitability. We have and may again in the future write off some or all of the value of defective inventory. In addition, after products are delivered, quality and security issues may require us to repair or replace such products. Addressing these issues can be expensive and may result in additional warranty, repair, replacement and other costs, adversely affecting our financial performance. In the event of security vulnerabilities or other issues with third-

party components, we may have to rely on third parties to provide mitigation such as firmware updates. Furthermore, these mitigation techniques may be ineffective or may result in adverse performance, system instability and data loss or corruption. If new or existing customers have difficulty operating our products or are dissatisfied with our services, our results of operations and cash flows could be adversely affected, and we could face possible claims if we fail to meet our customers’ expectations. In addition, quality and security issues, including those resulting from defects or security vulnerabilities in third-party components, can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect our cash flows, results of operations and financial condition.
The net revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.
Our net revenue, gross margin and profit vary among our portfolio of products and services, customer groups and geographic markets and therefore will likely be different in future periods than our current results. Overall gross margins and profitability in any given period are dependent on the product, service, customer and geographic mix reflected in that period’s net revenue, which in turn depends on the overall demand for our products and services. For example, a combination of a higher consumer mix within both Personal Systems and Print hardware and lower rate in commercial print negatively impacted gross margin in fiscal 2020. Delays or reductions in spending by our customers or potential customers could have a material adverse effect on demand for our products and services, which could result in a significant decline in net revenue. In addition, net revenue declines in some of our businesses may affect net revenue in our other businesses as we may lose cross-selling opportunities. Competition, lawsuits, investigations, increases in component and manufacturing costs that we are unable to pass on to our customers, increased tariffs, component supply disruptions and other risks affecting our businesses may also have a significant impact on our overall gross margin and profitability. In addition, newer geographic markets can be relatively less profitable due to our investments associated with entering those markets and local pricing pressures, and we can have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, increased component or shipping costs, increased tariffs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins in a given period, which may lead to adjustments to our operations. For example, our supplies business has recently experienced declining revenues due to declines in market share, installed base and usage, and increased customer pricing sensitivity. Our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period.
We depend on third-party suppliers, and our financial results could suffer if we fail to manage our suppliers effectively.
Our operations depend on our ability to anticipate our needs for components, products and services, as well as our suppliers’ ability to deliver sufficient quantities of quality components, products and services at reasonable prices and in time for us to meet schedules for the delivery of our products and services. Given the wide variety of products and services we offer, the large and diverse distribution of our suppliers and contract manufacturers, and the long lead times required to manufacture, assemble and deliver certain components and products, problems could arise in production, planning and inventory management and regulatory compliance that could seriously harm our business. Third-party suppliers may have limited financial resources to withstand challenging business conditions, particularly as a result of increased interest rates or emerging market volatility, and our business could be negatively impacted if key suppliers are forced to cease or limit their operations. Due to the international nature of our third-party supplier network, our financial results may also be negatively impacted by increased trade barriers and increased tariffs, which could increase the cost of certain components, products and services that we may not be able to offset. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Furthermore, certain of our suppliers may decide to discontinue business with us. Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, risks associated with contingent workers, risks related to supply chain working conditions, human rights and materials sourcing and risks related to our relationships with single-source suppliers, each of which is described below.
•Component shortages. We may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, the inability of suppliers to borrow funds, disputes with suppliers (some of whom are also our customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. For example, we experienced disruptions in our manufacturing and supply chain during the COVID-19 pandemic, which resulted in temporary supply shortages that negatively affected our ability to fulfill demand for Personal Systems and Printing products worldwide. Additionally, our Personal Systems business relies heavily upon OMs to manufacture its products and is therefore dependent upon the continuing operations of those OMs to fulfill demand for our products. We represent a substantial portion of the business of some of these OMs, and any changes to the nature or volume of our business transactions with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving products from that OM. If shortages or delays persist, the price of certain components may increase, we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, our business, cash flows, results of operations and financial condition could suffer if we lose time-sensitive sales, incur additional freight costs or are unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to re-engineer some product or service offerings, which could result in further costs and delays.
•Excess supply. In order to secure components for our products or services, we may make advance payments to suppliers or enter into non-cancelable commitments with vendors. In addition, we may purchase components strategically in advance of demand to take advantage of favorable pricing or to address concerns about future availability. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components, which could adversely affect our business and financial performance.
•Contractual terms. As a result of binding long-term price or purchase commitments with vendors, we may be obligated to purchase components or services at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. If we commit to purchasing components or services for prices in excess of the then-current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, our gross margin could suffer, and we could incur additional charges relating to inventory obsolescence. In addition, many of our competitors obtain products or components from the same OMs and suppliers that we utilize. Our competitors may obtain better pricing, more favorable contractual terms and conditions, and more favorable allocations of products and components during periods of limited supply, and our ability to engage in relationships with certain OMs and suppliers could be limited. The practice employed by our Personal Systems business of purchasing product components and transferring those components to OMs may create large supplier receivables with the OMs that, depending on the financial condition of the OMs, may create collectability risks. In addition, our OMs and suppliers may decide to discontinue business with us. Any of these developments could adversely affect our future cash flows, results of operations and financial condition.
•Contingent workers. We also rely on third-party suppliers for the provision of contingent workers, and our failure to effectively manage our use of such workers could adversely affect our results of operations. We have been exposed to legal claims relating to the status of contingent workers in the past and could face similar claims in the future. We may be subject to shortages, oversupply or fixed contractual terms relating to contingent workers. Our ability to manage the size of, and costs associated with, the contingent workforce may be subject to additional constraints imposed by local laws.
•Working conditions, human rights and materials sourcing. We work with our suppliers to improve their labor practices, working conditions, and respect for human rights, such as by including requirements in our agreements with our suppliers that workers receive fair treatment, safe working conditions and freely chosen employment, that materials are responsibly sourced and that business operations are conducted in a socially and environmentally responsible and ethical way. Brand perception, customer loyalty and legal compliance could be adversely impacted by a supplier’s improper practices or failure to comply with the above-mentioned requirements or those included in our Supplier Code of Conduct, General Specification for the Environment and other related provisions and requirements of our procurement contracts, including supplier audits, reporting of smelters, human rights due diligence, wood fiber certification (for HP brand paper and product packaging) and GHG emissions, water and waste data.
•Single-source suppliers. We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. For example, we rely on Canon for certain laser printer engines and laser toner cartridges. We also rely on both Intel and AMD to provide us with a sufficient supply of processors for the majority of our PCs and workstations. Some of those processors may be customized for our products. New products that we introduce may utilize custom components obtained from only one source initially until we have evaluated whether there is a need for additional suppliers. Replacing a single-source supplier could delay production of some products as replacement suppliers may be subject to capacity constraints or other output limitations. For some components, such as customized components and some of the processors that we obtain from Intel, or the laser printer engines and toner cartridges that we obtain from Canon, alternative sources either may not exist or may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single-source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single-source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of our components. The loss of a single-source supplier, the deterioration of our relationship with a single-source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single-source supplier could adversely affect our business and financial performance.

If we fail to manage the distribution of our products and services properly, our business and financial performance could suffer.
We use a variety of distribution methods to sell our products and services around the world, including third-party resellers and distributors and both direct and indirect sales to enterprise accounts and consumers. Successfully managing the interaction of our direct sales and indirect channel sales efforts to reach potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and gross margins, any failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our net revenue and gross margins and therefore our profitability and cash flows.
Our financial results could be materially adversely affected due to distribution channel conflicts or if the financial conditions of our channel partners were to weaken. Our results of operations may be adversely affected by any conflicts that might arise between our various distribution channels or the loss or deterioration of any alliance or distribution arrangement or reduced assortments of our products. Moreover, some of our distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends. They may also have difficulty selling our products under new business models. Many of our significant distributors operate on narrow margins and have been negatively affected by business pressures in the past. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution and retail channel partners. Net revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors’ financial conditions, abilities to borrow funds or operations weaken or if our distributors cannot successfully compete in the online or omnichannel marketplace.
Our inventory management is complex, as we continue to sell a significant mix of products through distributors. We must manage both owned and channel inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and pricing challenges. Our forecasts may not accurately predict demand, and distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. Our reliance upon indirect distribution methods, including a multi-tiered channel, may reduce our visibility into inventories, demand and pricing trends and issues, and therefore make forecasting and managing multi-tiered channel inventory more difficult. Further, if we were to expand direct distribution initiatives, distributors could consider such initiatives to conflict with their business interests and reduce their investment in the distribution and sale of our products, or to cease all sales of our products. Sales of our products by channel partners to unauthorized resellers or unauthorized resale of our products could also make our forecasting and channel inventory management more difficult and impact pricing in the market. For example, in the past we have had channel partners sell products outside of their agreed territory, and misrepresent sales to unauthorized resellers as sales to end-users, frustrating our efforts to estimate channel inventory and maintain consistent pricing, and negatively impacting gross margins. If we have excess or obsolete inventory, we may have to reduce our prices and write down inventory. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors. In addition, factors in different markets may cause differential discounting between the geographies where our products are sold, which makes it difficult to achieve global consistency in pricing and creates the opportunity for grey marketing.
In addition, we depend on our channel partners globally to comply with applicable regulatory requirements. To the extent they fail to do so, that could have a material adverse effect on our business, operating results, and financial condition.
Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable.
Our quarterly sales often have reflected a pattern in which a disproportionate percentage of each quarter’s total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting net revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be canceled by the customer. Depending on when they occur in a quarter, developments such as a systems failure, component pricing movements, component shortages or global logistics disruptions could adversely impact our inventory levels, our results of operations and cash flows in a manner that is disproportionate to the number of days in the quarter affected.
We experience some seasonal trends in the sale of our products that also may produce variations in our quarterly results and financial condition. For example, sales to governments (particularly sales to the U.S. government) are often stronger in the third calendar quarter, and many customers whose fiscal year is the calendar year spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. Consumer sales are often higher in the fourth calendar quarter due in part to seasonal holiday demand. European sales are often weaker during the summer months. Demand during the spring and early summer also may be adversely impacted by market anticipation of seasonal trends. Moreover, to the extent that we introduce new products in anticipation of seasonal demand trends, our discounting of existing products may adversely affect our gross margin prior to or shortly after such product launches. Typically, our fourth fiscal quarter is our strongest by revenues. Many of the factors that create and affect seasonal trends are beyond our control.
Any failure by us to identify, manage and complete acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects.
As part of our business strategy, we may acquire companies or businesses, divest businesses or assets, enter into strategic alliances and joint ventures and make investments to further our business. Risks associated with these transactions include the following, any of which could adversely affect our revenue, gross margin, profitability, cash flows and financial condition:
•Managing these transactions requires varying levels of management resources, which may divert our attention from other business operations.
•We may not fully realize the anticipated benefits of any particular transaction, and the timeframe for realizing the benefits of a particular transaction may depend upon the actions of employees, advisors, suppliers, other third-parties, competition or market trends.
•Certain transactions have resulted, and in the future may result, in significant costs and expenses, including those related to severance pay, early retirement costs, employee benefit costs, goodwill and impairment charges, charges from the elimination of duplicative facilities and contracts, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans.
•Any increased or unexpected costs, unanticipated delays or failures to meet contractual obligations could make these transactions less profitable than anticipated or unprofitable.
•Our due diligence process may fail to identify significant issues with the acquired company’s product quality, financial disclosures, accounting practices or internal controls, including as a result of being dependent on the veracity and completeness of statements and disclosures made or actions taken by third parties.
•The pricing and other terms of our contracts for these transactions require us to make estimates and assumptions at the time we enter into these contracts, and we may not identify all factors necessary to estimate accurately our costs, timing and other matters or we may incur costs if a transaction is not consummated.
•In order to complete a transaction, we may issue common stock, potentially creating dilution for our existing stockholders.
•We may borrow to finance these transactions, and the amount and terms of any such debt, as well as other factors, could affect our liquidity and financial condition.
•These transactions could adversely impact our effective tax rate.
•Any announced transaction may not close on the expected timeframe or at all, which may cause our financial results to differ from expectations in a given quarter.
•These transactions may lead to litigation.
•If we fail to identify and successfully complete and integrate transactions that further our strategic objectives, we may be required to expend resources to develop products, services and technology internally, which may put us at a competitive disadvantage.
If there are future decreases in our stock price or significant changes in the business climate or results of operations of our reporting units, we may incur additional charges, which may include impairment charges.
As part of our business strategy, we regularly evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may have difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. In addition, we may experience greater dis-synergies than expected, and the impact of the divestiture on our revenue growth may be larger than projected. After reaching an agreement for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as necessary regulatory and governmental approvals on acceptable terms, which, if not satisfied or obtained, may prevent us from completing the transaction. Such regulatory and governmental approvals may be required in jurisdictions around the world, including jurisdictions with opaque regulatory frameworks, and any delays in the timing of such approvals could materially delay the transaction or prevent it from closing.
Integrating acquisitions may be difficult and time-consuming. Any failure by us to integrate acquired companies, products or services into our overall business in a timely manner could harm our financial results, business and prospects.
To pursue our strategy successfully, we have to identify candidates for and successfully complete business combination and investment transactions, some of which may be large or complex, and manage post-closing issues such as the integration of acquired businesses, products, services or employees. Integrations involve significant challenges and are often time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business and the acquired business. These challenges include successfully combining product and service offerings; entering or expanding into markets; retaining key employees; integrating employees, facilities, technology, products, processes, operations (including supply and manufacturing operations), sales and distribution channels, business models and business systems; and retaining customers and distributors of the businesses.
We may not achieve some or all of the expected benefits of our restructuring plan and our restructuring may adversely affect our business.
We have undertaken and may undertake in the future restructuring plans in order to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies that we expect to reduce costs, including the plans announced in October 2016 (as amended in May 2018), and the plan announced in October 2019. We began implementing the 2020 restructuring plan in the fourth quarter of fiscal 2019 and expect to complete the restructuring by the end of fiscal 2022. Implementation of any restructuring plan may be costly and disruptive to our business, and we may not be able to obtain the estimated workforce reductions within the projected timing or at all, or the cost savings and benefits that were initially anticipated. We currently plan to invest some of the savings from our 2020 restructuring plan across our businesses, including investing to build our digital capabilities, and if we are unable to obtain the anticipated cost savings, our ability to make those investments and execute our strategy may be negatively impacted. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, adverse effects on employee morale, loss of key employees and/or other retention issues during transitional periods. Reorganization and restructuring can require a significant amount of time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our 2020 restructuring plan, see Note 3 to our Consolidated Financial Statements in Item 8.
Our financial performance may suffer if we cannot continue to develop, license or enforce the intellectual property rights on which our businesses depend.
We rely upon patent, copyright, trademark, trade secret and other intellectual property (“IP”) laws in the United States, similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain IP rights in the products and services we sell, provide or otherwise use in our operations. However, our IP rights could be challenged, invalidated, infringed or circumvented, or such IP rights may not be sufficient to permit us to take advantage of current market trends or to otherwise provide competitive advantages, either of which could result in costly product redesign efforts, discontinuance of certain product offerings or other harm to our competitive position. For example, our enforcement of our IP rights of our InkJet printer supplies against infringers may be successfully challenged or our IP rights may be successfully circumvented. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use; this, too, could adversely affect our ability to sell products or services and our competitive position.
In connection with the Separation, Hewlett-Packard Company allocated to each of Hewlett Packard Enterprise and HP the IP assets relevant to their respective businesses. The terms of the Separation also include cross-licenses and other arrangements to provide for certain ongoing use of IP in the existing operations of both businesses. As a result of the allocation of IP as part of the Separation, we no longer own IP allocated to Hewlett Packard Enterprise and our resulting IP ownership position could adversely affect our position and options relating to patent and trademark enforcement, patent licensing and cross-licensing, our ability to sell our products or services, our competitive position in the industry and our ability to enter new product markets.
Our products and services depend in part on IP and technology licensed from third parties.
Some of our business and some of our products rely on key technologies developed or licensed by third parties. We may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our IP. Third-party components may become obsolete, defective or incompatible with future versions of our products, or our relationship with the third party may deteriorate, or our agreements may expire or be terminated. We may face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. In order to remain in compliance with the terms of our licenses, we must monitor and manage our use of third-party components, including both proprietary and open source license terms that may require the licensing or public disclosure of our IP without compensation or on undesirable terms. Additionally, some of these licenses may not be available to us in the future on terms that are acceptable or that allow our product offerings to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material effect on our business, including our financial condition and results of operations. In addition, it is possible that as a consequence of a merger or acquisition, third parties may obtain licenses to some of our IP rights or our business may be subject to certain restrictions that were not in place prior to such transaction. Because the availability and cost of licenses from third parties depends upon the willingness of third parties to deal with us on the terms we request, there is a risk that third parties who license to our competitors will either refuse to license to us or refuse to license to us on terms equally favorable to those granted to our competitors. Consequently, we may lose a competitive advantage with respect to these IP rights or we may be required to enter into costly arrangements in order to terminate or limit these rights. Finally, we may rely on third-parties to enforce certain IP rights. For instance, we rely on Canon to enforce IP rights associated with certain LaserJet products. Failure by Canon to do so could impair our ability to protect our market share for those products.
Third-party claims of IP infringement are commonplace in our industry and may limit or disrupt our ability to sell our products and services.
Third parties have in the past claimed, and may in the future claim, that we or customers indemnified by us are infringing upon their IP rights. For example, patent assertion entities may purchase IP assets for the purpose of asserting claims of infringement and attempting to extract settlements. These assertions have increased over time, particularly in the United States. If we cannot or do not license allegedly infringed IP at all or on reasonable terms, or if we are required to substitute technology from another source, our operations could be adversely affected. Even if we believe that IP claims are without merit, they can be time-consuming and costly to defend against and may divert management’s attention and resources away from our business. Claims of IP infringement also might require us to redesign affected products, enter into costly settlements or license agreements, pay damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to fulfill its contractual obligations to us. Additionally, claims of IP infringement may adversely impact our brand and reputation and imperil new and existing customer relationships.
Our results of operations and cash flows have been and could continue to be affected by the imposition, accrual and payment of copyright levies or similar fees. In certain countries (primarily in Europe), proceedings are ongoing or have been concluded in which groups representing copyright owners seek to impose upon and collect from us levies upon IT equipment (such as PCs, multifunction devices and printers) alleged to be copying devices under applicable laws. Other such groups have also sought to modify existing levy schemes to increase the amount of the levies that can be collected from us. Other countries that have not imposed levies on these types of devices are expected to extend existing levy schemes, and countries that do not currently have levy schemes may decide to impose copyright levies. The total amount of the copyright levies will depend on the types of products determined to be subject to the levy, the number of units of those products sold during the period covered by the levy, and the per unit fee for each type of product, all of which are affected by several factors, including the outcome of ongoing litigation involving us and other industry participants and possible action by legislative bodies, and could be substantial. Consequently, the ultimate impact of these copyright levies or similar fees, and our ability to recover such amounts through increased prices, remains uncertain.
System security risks, data protection breaches, cyberattacks, system outages and systems integration issues could disrupt our internal operations or services provided to customers, and could reduce our revenue, increase our expenses, damage our reputation and adversely affect our cash flows and stock price.
We are exposed to attacks from individuals and organizations, including malicious computer programmers and hackers, state-sponsored organizations or nation-states, seeking to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Such attacks may also involve the deployment of viruses, worms, ransomware and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products, or attempt to fraudulently induce our employees, customers, or others to disclose passwords or other sensitive information or unwittingly provide access to our systems or data. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” that could unexpectedly interfere with the operation of the product. Breaches of our facilities, network, or data security could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our IP or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our business. Additionally, the costs to us to combat cyber or other security problems can be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. Media or other reports of perceived security vulnerabilities in our network security, even if nothing has been attempted or occurred, could adversely impact our brand and reputation and materially affect our business. While we have developed and implemented security measures and internal controls designed to protect against cyber and other security problems, such measures cannot provide absolute security and may not be successful in preventing future security breaches. Moreover, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. In some instances, we may have no current capability to detect certain vulnerabilities, which may allow them to persist in the environment over long periods of time. In the past, we have experienced data security incidents resulting from unauthorized access to or use of our systems or those of third parties, which to date have not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future.

We manage and store proprietary information and sensitive or confidential data relating to our business and our customers. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or our customers, including the potential loss or disclosure of such information or data as a result of deception, can expose us, our customers or the individuals affected to a risk of loss or misuse of this information, damage our brand and reputation or otherwise harm our business, and result in government enforcement actions and litigation and potential liability for us. For example, the European Union’s General Data Protection Regulation (“GDPR”) imposes a data protection compliance regime with severe penalties of up to the greater of 4% of worldwide annual turnover and/or €20 million. Additionally, in the United States, California has adopted, and several states are considering adopting, laws and regulations imposing varying obligations regarding the handling of personal data. We also could lose existing or potential customers or incur significant expenses in connection with our customers’ system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of implementing further data protection measures could be significant.
Portions of our IT infrastructure, including portions provided by third parties, may experience interruptions, outages, delays or cessations of service or may produce errors in connection with systems integrations, migration work or other causes. Any such events could result in business disruptions and the process of remediating them could be more expensive, time-consuming, disruptive and resource intensive than planned. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could reduce our revenue, increase our expenses, damage our reputation and adversely affect our cash flows and stock price.
Our business and financial performance could suffer if we do not manage the risks associated with our services businesses properly.
The risks that accompany our services businesses differ from those of our other businesses. For example, the success of our services business depends to a significant degree on attracting clients to our services, retaining these clients and maintaining or increasing the level of revenues from these clients. Our standard services agreements are generally renewable at a customer’s option and/or subject to cancellation rights, with or without penalties for early termination. We may not be able to retain or renew services contracts with our clients, or our clients may reduce the scope of the services they contract for. Factors that may influence contract termination, non-renewal or reduction include business downturns, dissatisfaction with our services or products attached to services we provide, our retirement or lack of support for our services, our clients selecting alternative technologies to replace us, the cost of our services as compared to the cost of services offered by our competitors, general market conditions or other reasons. We may not be able to replace the revenue and earnings from lost clients or reductions in services. While our services agreements may include penalties for early termination, these penalties may not fully cover our investments in these businesses in the event a client terminates a services agreement early or reduces the scope of the agreement. Our clients could also delay or terminate implementations or use of our services or choose not to invest in additional services from us in the future. In addition, the pricing and other terms of some of our services agreements require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these agreements less profitable or unprofitable, which could have an adverse effect on the product margin of our services business. As a result, we may not generate the revenues we may have anticipated from our services businesses within the timelines anticipated, if at all.
In order to be successful, we must attract, retain, train, motivate, develop and transition key employees, and failure to do so could seriously harm us.
In order to be successful, we must attract, hire, retain, train, motivate, develop, and deploy qualified executives and other key employees, including those in managerial, technical, development, sales, marketing and IT support positions. Identifying, developing internally or hiring externally, training and retaining qualified executives, engineers and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. In order to attract and retain executives and other key employees, we must provide competitive compensation, including cash- and equity-based compensation. Our equity-based incentive awards may contain conditions relating to our stock price performance and our long-term financial performance that make the future value of those awards uncertain. If the anticipated value of equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive, or if we do not obtain the stockholder approval needed to continue granting equity-based incentive awards in the amounts we believe are necessary, our ability to attract, retain and motivate executives and key employees could be weakened. Our employee hiring and retention also depend on our ability to build and maintain a diverse and inclusive workplace culture that enables our employees to thrive. Additionally, changes in immigration policies may impair our ability to recruit and hire technical and professional talent. Our failure to successfully hire executives and key employees or the loss of executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.
Our business could be negatively impacted as a result of actions by activist stockholders or others.

Recently, HP was the target of a proxy contest and exchange offer by Xerox Holdings Corporation in connection with its unsolicited offer to acquire HP. While Xerox ultimately terminated its offer and withdrew the slate of director candidates it had nominated, if similar actions were taken in the future or we were the target of other activist shareholders in the future, our business could be adversely affected because responding to such actions can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees. Moreover, such actions may create perceived uncertainties among current and potential customers, clients, suppliers, employees and other constituencies as to our future direction, which could result in lost sales and the loss of business opportunities and make it more difficult to attract and retain qualified personnel and business partners. In addition, actual or perceived actions of activist stockholders may cause significant fluctuations in our stock price that do not necessarily reflect the underlying fundamentals and prospects of our business.
Some anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
We have provisions in our certificate of incorporation and bylaws each of which could have the effect of rendering more difficult or discouraging an acquisition of HP judged as undesirable by our Board of Directors. These include provisions: authorizing blank check preferred stock, which we could issue with voting, liquidation, dividend and other rights superior to our common stock; limiting the liability of, and providing indemnification to, our directors and officers; specifying that our stockholders may take action only at a duly called annual or special meeting of stockholders and otherwise in accordance with our bylaws and limiting the ability of our stockholders to call special meetings; requiring advance notice of proposals by our stockholders for business to be conducted at stockholder meetings and for nominations of candidates for election to our Board of Directors; and controlling the procedures for conduct of our Board of Directors and stockholder meetings and election, appointment and removal of our directors.
These provisions could deter or delay hostile takeovers, proxy contests and changes in control or our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders from engaging in certain business combinations without approval of the holders of substantially all our outstanding common stock.
Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control of HP could limit the opportunity for our stockholders to receive a premium for their shares of our stock and also could affect the price that some investors are willing to pay for our stock.
MACROECONOMIC, INDUSTRY AND FINANCIAL RISKS
Global, regional and local economic weakness and uncertainty could adversely affect our business and financial performance.
Our business and financial performance depend on worldwide economic conditions and the demand for technology products and services in the markets in which we compete. Ongoing economic weakness and uncertainty in markets throughout the world have resulted, and may result in the future, in decreased net revenue, gross margin, earnings, growth rates or cash flows and in increased expenses and difficulty in managing inventory levels. Ongoing U.S. federal government spending limits may continue to reduce demand for our products and services from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products and services. Political developments impacting international trade, including continued uncertainty surrounding Brexit, trade disputes and increased tariffs, particularly between the United States and China, may negatively impact markets and cause weaker macroeconomic conditions or drive political or national sentiment, weakening demand for our products and services.
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
We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that we are unable to pass on to our customers. In addition, our business may be disrupted if we are unable to obtain equipment, parts or components from our suppliers—and our suppliers from their suppliers—due to the insolvency of key suppliers or the inability of key suppliers to obtain credit, or if any of our distributors lack sufficient financial resources to withstand economic weakness.
Continued economic weakness and uncertainty could also cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice. Poor financial performance of asset markets combined with lower interest rates and the adverse effects of fluctuating currency exchange rates could lead to higher pension and post-retirement benefit expenses. Interest and other expenses could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, costs of hedging activities and the fair value of derivative instruments. There is uncertainty regarding the discontinuation, modification or reform of LIBOR and the implementation of alternative reference rates could result in an increase in our interest expense. Economic downturns also may lead to future restructuring actions and associated expenses.
Due to the international nature of our business, political or economic changes, uncertainty or other factors could harm our business and financial performance.
Approximately 64% of our net revenue for fiscal year 2020 came from outside the United States. In addition, a portion of our business activity is being conducted in emerging markets. Our future business and financial performance could suffer due to a variety of international factors, including:
•ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations, changes or uncertainty in fiscal or monetary policy, actual or anticipated military or political conflicts, health emergencies or pandemics (such as the COVID-19 pandemic) or any other changes resulting from Brexit;
•longer collection cycles and financial instability among customers, the imposition by governments of additional taxes, tariffs or other restrictions on foreign trade or changes in restrictions on trade between the United States and other countries, including the impact of tariffs between the United States and China on a wide variety of products;
•trade regulations and procedures and actions affecting production, shipping, pricing and marketing of products, including policies adopted by the United States or other countries that may champion or otherwise favor domestic companies and technologies over foreign competitors;
•political or nationalist sentiment impacting global trade, including the willingness of non-U.S. consumers to purchase goods or services from U.S. corporations;
•local labor conditions and regulations, including labor issues faced by specific suppliers and Original Equipment Manufacturers (“OEMs”), or changes to immigration and labor law which may adversely impact our access to technical and professional talent;
•managing a geographically dispersed workforce;
•changes or uncertainty in the international, national or local regulatory and legal environments;
•differing technology standards, customer requirements or levels of protection of intellectual property;
•import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could increase our cost of doing business in certain jurisdictions, prevent us from shipping products to particular countries or markets, affect our ability to obtain favorable terms for components, increase our operating costs or lead to penalties or restrictions;
•stringent privacy and data protection policies, such as the GDPR;
•changes in tax laws; and
•fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products and shipments.
The factors described above also could disrupt our product and component manufacturing and key suppliers located outside of the United States. For example, we rely on manufacturers in Taiwan for the production of notebook computers and other suppliers in Asia for product assembly and manufacture.
Beginning in 2018, the United States commenced certain trade actions, including imposing tariffs on certain goods imported from China and other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could increase the cost of our products and the components that go into making them. Tariffs or other trade restrictions could adversely impact our overall gross margin and profitability. Tariffs or other trade-related actions could also disrupt our manufacturing and supply chain, or those of our key suppliers. For example, we rely on manufacturers and suppliers in Asia for the production of notebook computers.
In many countries, particularly in those with developing economies, there are companies that engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act of 1977, as amended. Although we implement policies, procedures and training designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those of the companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business and reputation.
We are exposed to fluctuations in foreign currency exchange rates, which could adversely impact our results.
Currencies other than the U.S. dollar, including the euro, the British pound, Chinese yuan (renminbi) and the Japanese yen, can have an impact on our results as expressed in U.S. dollars. Global economic events, including trade disputes, economic sanctions and emerging market volatility, and associated uncertainty may cause currencies to fluctuate, which may contribute to variations in our sales of products and services in impacted jurisdictions. For example, the United Kingdom’s withdrawal from the European Union (commonly known as “Brexit”) has caused significant volatility in currency exchange rates, especially between the U.S. dollar and the British pound, and continued uncertainty regarding the withdrawal may continue to cause exchange rate volatility. In addition, if one or more European countries were to replace the euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Because a majority of our revenues are generated outside the United States, fluctuations in foreign currency exchange rates could adversely affect our net revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and products that include components obtained from suppliers located outside of the United States.
From time to time, we may use forward contracts and/or options designated as cash flow hedges to protect against foreign currency exchange rate risks. The effectiveness of our hedges depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. We may incur significant losses from our hedging activities due to factors such as demand volatility. In addition, our hedging activities may be ineffective or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. Losses associated with hedging activities also may impact our revenue, financial condition and, to a lesser extent, our cost of sales.
Business disruptions could seriously harm our future revenue, cash flows and financial condition and increase our costs and expenses.
Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, natural disasters, fires, extreme weather conditions (whether as a result of climate change or otherwise), medical epidemics or pandemics (such as COVID-19) and other natural or man-made disasters or catastrophic events, for which we are predominantly self-insured. Terrorist acts, conflicts or wars, for which we are predominantly uninsured, may also disrupt our worldwide operations. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue, profitability, cash flows and financial condition, adversely affect our competitive position, increase our costs and expenses, require substantial expenditures and recovery time in order to fully resume operations, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and/or result in the need to impose employee travel restrictions. In addition, global climate change may result in certain natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. Our corporate headquarters and a portion of our research and development activities are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products, and primarily in the southwestern United States to import products into North and South America. Our operations and those of our significant suppliers and distributors could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, such as those described above or other economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers, our distributors and our general infrastructure of being located near locations more vulnerable to the occurrence of the aforementioned business disruptions and being consolidated in certain geographical areas is unknown and remains uncertain. Even if our operations are unaffected or recover quickly, if our customers cannot timely resume their own operations due to a catastrophic event, they may reduce or cancel their orders, or these events could otherwise result in a decrease in demand for our products, which may adversely affect our results of operations.
Failure to maintain our credit ratings could adversely affect our liquidity, capital position, borrowing costs and access to capital markets.
Our credit risk is evaluated by the major independent rating agencies. Past downgrades of Hewlett-Packard Company’s ratings increased the cost of borrowing under our credit facilities and reduced market capacity for our commercial paper. Future downgrades could have the same effect, and could also require the posting of additional collateral under some of our derivative contracts. We cannot be assured that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may further impact us in a similar manner and may have a negative impact on our liquidity, capital position and access to capital markets.
Our level of indebtedness and related debt service obligations could adversely affect our business and financial condition.
As of October 31, 2020, we had an aggregate of $6.2 billion of outstanding indebtedness that will mature between fiscal year 2021 and fiscal year 2041 and we had availability under our revolving credit facility of $4.0 billion, availability under our 364-day revolving credit facility of $1.0 billion, and $725 million available from uncommitted lines of credit. We may also incur additional indebtedness in the future. Our debt level and related debt service obligations could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, and reducing funds available for working capital, capital expenditures, dividend repayments, acquisitions, and other general corporate purposes. Moreover, our indebtedness increases our vulnerability to general adverse economic and industry conditions. Further, we may be required to raise additional financing for working capital, capital expenditures, debt service obligations, debt refinancing, future acquisitions or other general corporate purposes. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control, and could be adversely impacted by our debt level. Consequently, we may not be able to obtain additional financing or refinancing on terms acceptable to us, which could adversely impact our ability to service our outstanding indebtedness or to repay our outstanding indebtedness as it becomes due and adversely impact our business and financial condition. Additionally, further borrowings may increase the risk of a future downgrade in our credit ratings, which could increase future debt costs and limit the future availability of debt financing.
We make estimates and assumptions in connection with the preparation of our Consolidated Financial Statements, and any changes to those estimates and assumptions could adversely affect our results of operations.
In connection with the preparation of our Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. For example, we make significant estimates and assumptions when accounting for revenue recognition, taxes on earnings and restructuring and other charges. In addition, as discussed in Note 14 to the Consolidated Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations and financial condition.
LEGAL AND REGULATORY RISKS
Our business is subject to various federal, state, local and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations and cash flows.
We are subject to various federal, state, local and foreign laws and regulations. There can be no assurance that such laws and regulations will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. For example, we are subject to environmental laws, regulations and standards, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites, the content of our products and the recycling, reuse, treatment and disposal of our products, including print supplies and batteries. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations, and product repairability, reuse and take-back legislation. If we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws, we could incur substantial costs or face other sanctions, which may include restrictions on our products entering certain jurisdictions. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims and clean-up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs to comply with environmental laws are difficult to predict. Moreover, we are expected to become increasingly subject to laws, regulations and international treaties relating to climate change, such as carbon pricing or product energy efficiency requirements. As these new laws, regulations, treaties and similar initiatives and programs are adopted and implemented, we will be required to comply or potentially face market access limitations or other sanctions, including fines.
We are subject to risks associated with litigation and regulatory proceedings.
We face legal claims or regulatory matters involving stockholder, consumer, competition, commercial, IP, employment, and other issues on a global basis. There is an increasingly active litigation and regulatory environment, including but not limited to employment and patent-monetization claims in the United States and litigation and regulatory matters focused on consumer protection, privacy, and competition regulation globally. As described in Note 14, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, we are engaged in a number of litigation and regulatory matters that may have a material adverse impact on our business, financial condition, cash flows or results of operations, if decided adversely to or settled by us. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings have occurred and may occur, including awards of monetary damages, imposition of fines, issuance of injunctions or cease-and-desist orders directing us to cease engaging in certain business practices, cease manufacturing or selling certain products, requiring the compulsory licensing of patents, or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, financial condition, cash flows or results of operations. In addition, regardless of the outcome, litigation and regulatory proceedings can be costly, time-consuming, disruptive to our operations, and distracting to management.

Failure to comply with our customer contracts or government contracting regulations could adversely affect our business and financial performance.
Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, provincial and local governmental customers are subject to procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Such failures could also cause reputational damage to our business. In addition, Hewlett-Packard Company has in the past been, and we may in the future be, subject to qui tam litigation brought by private individuals on behalf of the government relating to our government contracts, which could include claims for treble damages. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business by affecting our ability to compete for new contracts. Additionally, some of our agreements with governmental customers may be subject to periodic funding approval. Funding reductions or delays could adversely impact public sector demand for our products and services. If our customer contracts are terminated, if we are suspended or disbarred from government work, or if our ability to compete for new contracts is adversely affected, our financial performance could suffer.
Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.
We are subject to income and other taxes in the United States and various foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with these intercompany transactions or other matters and may assess additional taxes or adjust taxable income on our tax returns as a result. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, we may not accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows.
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
RISKS RELATED TO THE SEPARATION
We or Hewlett Packard Enterprise may fail to perform under the transaction agreements executed as part of the Separation.
In connection with the Separation, we and Hewlett Packard Enterprise entered into several agreements, including among others a separation and distribution agreement and an employee matters agreement. The separation and distribution agreement and employee matters agreement determine the allocation of assets and liabilities between the companies following the Separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. Hewlett Packard Enterprise has spun off or separated certain of its businesses since the Separation, and some of its obligations under these and other agreements have transferred to the successor entities. We will rely on Hewlett Packard Enterprise or its successor entities to satisfy their performance and payment obligations under these agreements. If Hewlett Packard Enterprise or its successor entities are unable to satisfy their obligations under these agreements, we could incur operational difficulties or losses that could have a material and adverse effect on our business, financial condition and results of operations.

ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 2. Properties.
As of October 31, 2020, we owned or leased approximately 19.0 million square feet of space worldwide, a summary of which is provided below.

	Fiscal year ended October 31, 2020
	Owned	Leased	Total
	(square feet in millions)
Administration and support	2.0	6.4	8.4
(Percentage)	24%	76%	100%
Core data centers, manufacturing plants, research and development facilities and warehouse operations	2.6	6.7	9.3
(Percentage)	28%	72%	100%
Total(1)	4.6	13.1	17.7
(Percentage)	26%	74%	100%
(1)Excludes 1.3 million square feet of vacated space, of which 0.8 million square feet is leased to third parties.
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
Headquarters of Geographic Operations
The locations of our geographic headquarters are as follows:

Americas	Europe, Middle East, Africa	Asia Pacific
Palo Alto, United States	Geneva, Switzerland	Singapore
Product Development and Manufacturing
The locations of our major product development, manufacturing, data centers and HP Labs facilities are as follows:

Americas United States—Corvallis, San Diego, Boise, Vancouver, Spring, Fort Collins, Aguadilla, Puerto Rico	Europe, Middle East, Africa Israel—Kiryat-Gat, Rehovot, Netanya Spain—Barcelona
Asia Pacific China—Weihai, Chongqing, Shanghai India—Pantnagar, Bangalore Malaysia—Penang Singapore—Singapore South Korea—Suwon Taiwan—Taipei	Technology office (HP Labs) United Kingdom—Bristol United States—Palo Alto
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
As of November 30, 2020, there were approximately 56,084 stockholders of record.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities in fiscal year 2020.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Period
August 2020	18,993	$18.18	18,993	$13,673,430
September 2020	24,274	$19.08	24,274	$13,210,200
October 2020	27,767	$19.11	27,767	$12,679,450
Total	71,034		71,034
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On February 22, 2020, HP’s Board of Directors increased HP’s remaining share repurchase authorization to $15.0 billion in total. HP intends to repurchase shares opportunistically as part of a robust share repurchase program. HP expects to continue share repurchases at an elevated level of at least $1.0 billion per quarter in the coming quarters, unless higher return opportunities emerge. All share repurchases settled in the fourth quarter of fiscal year 2020 were open market transactions. As of October 31, 2020, HP had approximately $12.7 billion remaining under the share repurchase authorizations.
Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total stockholder return assuming the investment of $100 at the market close on October 31, 2015 (and the reinvestment of dividends thereafter) in each of HP common stock, the S&P 500 Index, and the S&P Information Technology Index. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

$300
$250
$200
$150
$100
$50
10/2015
10/2016
10/2017
10/2018
10/2019
10/2020
HP Inc.
S&P 500 Index
S&P Information Technology Index

	10/15	10/16	10/17	10/18	10/19	10/20
HP Inc.(1)	$100.00	$123.10	$188.69	$216.50	$160.83	$172.49
S&P 500 Index	$100.00	$104.50	$129.19	$138.66	$158.52	$173.89
S&P Information Technology Index	$100.00	$110.83	$154.00	$172.95	$212.01	$285.12
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
HP INC. AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31
	2020	2019	2018	2017	2016
	In millions, except per share amounts
Net revenue	$56,639	$58,756	$58,472	$52,056	$48,238
Earnings from continuing operations	$3,462	$3,877	$3,831	$3,368	$3,549
Net loss from discontinued operations net of taxes	$—	$—	$—	$—	$(170)
Net earnings	$2,844	$3,152	$5,327	$2,526	$2,496
Net earnings per share:
Basic
Continuing operations	$2.01	$2.08	$3.30	$1.50	$1.54
Discontinued operations	$—	$—	$—	$—	$(0.10)
Total basic net earnings per share	$2.01	$2.08	$3.30	$1.50	$1.44
Diluted
Continuing operations	$2.00	$2.07	$3.26	$1.48	$1.53
Discontinued operations	—	—	—	$—	$(0.10)
Total diluted net earnings per share	$2.00	$2.07	$3.26	$1.48	$1.43

Cash dividends declared per share	$0.70	$0.64	$0.56	$0.53	$0.50
At year-end:
Total assets	$34,681	$33,467	$34,622	$32,913	$28,987
Long-term debt(1)	$5,543	$4,780	$4,524	$6,747	$6,735

(1)    The increase in Long-term debt in fiscal year 2020 was due to issuance of unsecured senior debt of $3.0 billion in aggregate principal amount partially offset by payment of $1.6 billion for the repurchase and redemption of existing notes. The decrease in Long-term debt in fiscal year 2018 was due to the payment for the repurchase of approximately $1.85 billion in aggregate principal amount of U.S. Dollar Global Notes.

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
•Results of Operations. An analysis of our financial results comparing fiscal year 2020 to fiscal year 2019 and fiscal year 2019 to fiscal year 2018. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.
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
•In Personal Systems, our strategic focus is on profitable growth through innovation and market segmentation. This focus is with respect to enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes. Additionally, we are investing in endpoint services and solutions. We are focused on services, including Device as a Service, as the market begins to shift to contractual solutions. We are driving innovation to enable productivity and collaboration as near-term demand continues for work from home and distance learning as the PC has become an essential tool to create, consume and collaborate. We believe that we are well positioned due to our competitive product lineup.
•In Printing, our strategic focus is on contractual solutions to serve consumers, SMBs and large enterprises through our Instant Ink Services and Managed Print Services (“MPS”) offerings, providing digital printing solutions for graphics segments and applications including commercial publishing, labels, packaging and textiles; as well as expanding our footprint in the 3D printing across digital manufacturing and strategic applications.
We continue to experience challenges that are representative of trends and uncertainties that may affect our business and results of operations. One set of challenges relates to dynamic market trends, such as forecasted declining home printing markets. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution in an evolving distribution and reseller landscape, with increasing online and omnichannel presence. Additional challenges we face at the segment level are set forth below.
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
Our business and financial performance also depend significantly on worldwide economic conditions. Accordingly, we face global macroeconomic challenges, particularly in light of the effects of the COVID-19 pandemic as discussed below, tariff-driven headwinds, uncertainty in the markets, volatility in exchange rates and evolving dynamics in the global trade environment. The full impact of these and other global macroeconomic challenges on our business cannot be known at this time.
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
Specifically, in October 2019, we announced cost-reduction and operational efficiency initiatives intended to simplify the way we work, move closer to our customers and facilitate specific investment in our business. These were further updated in February 2020. These efforts included transforming our operating model to integrate our sales force into a single commercial organization and reducing structural costs across the Company through our restructuring plan approved in September 2019 (the “Fiscal 2020 Plan”). We expect to invest some of the savings from these efforts across our businesses, including investing to

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

build our digital capabilities. Over time, we expect these investments will make us more efficient and allow us to advance our positions in Personal Systems and Printing, while also disrupting new industries where we see attractive medium to long-term growth opportunities. However, the rate at which we are able to invest in our business and the returns that we are able to achieve from these investments will be affected by many factors, including the efforts to address the execution, industry and macroeconomic challenges facing our business as discussed above. As a result, we may experience delays in the anticipated timing of activities related to these efforts, and the anticipated benefits of these efforts may not materialize.
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
As reflected in the discussions that follow, the COVID-19 pandemic and the actions taken by governments, businesses and individuals in response to the pandemic have had a variety of impacts on our results of operations and cash flows for the fiscal year ended October 31, 2020, some of which have been significant. This section summarizes our response to the significant impacts that we have experienced to date, and we have also included additional details as applicable throughout other sections of this report. We continue to actively monitor the situation and review our plans based on the requirements and recommendations of federal, state, and local authorities.
•Our employees. We have been focused on protecting the health and safety of our employees during the COVID-19 pandemic, and we quickly pivoted the vast majority of our employees to work from home as a safety measure in the second quarter of fiscal year 2020. These arrangements have been designed to allow for continued operation of non-production business-critical functions, including financial reporting systems and internal controls. In the third quarter of fiscal year 2020, we implemented a one-time work-from-home reimbursement program for employees to improve their workspaces. For those in manufacturing and other critical functions that could not transition to a remote model, we quickly implemented safety and hygiene training and protocols, such as physical distancing, safety gear mandates, site visitor restrictions, alternate staffing shifts, and enhanced cleaning and sanitization practices, to protect the employees in our labs or manufacturing and production facilities. We have also implemented contact tracing initiatives.
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
•Our customers and partners. We are committed to our customers and partners and to meeting their needs. We have taken meaningful actions to remain close to our customers and partners, including implementing a variety

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

of relief initiatives to help them navigate their operational and financial challenges. We had provided a variety of financing and leasing options for end customers. We had provided short-term market and country-specific incentives for partners. HP has implemented a more predictable, flat-rate incentive program and relaxed compensation models, and has also expanded its virtual engagement options, including free access to cybersecurity support and on-demand training. Partners can opt in for customized online digital learning paths designed to meet their specific priorities. We are also introducing programs, designed to enable our customers and partners to adapt to the current work environment, such as the HP Managed Print Cloud Services and the HP Flexworker Solutions program.

•Supply chain. For the fiscal year ended October 31, 2020, we experienced disruptions in our manufacturing and supply chain. This included temporary factory closures in China and Southeast Asia that impacted our own factories as well as those of our suppliers and outsourcing partners, resulting in higher costs and temporary supply shortages. Manufacturing capacity returned largely to normalized levels by the end of fiscal year 2020. During the fourth quarter of fiscal year 2020, we managed through ongoing logistics and industrywide component availability challenges due to strong demand.

•Demand. COVID-19 has created new and different demand dynamics in the market. This is creating both challenges and opportunities across our businesses and geographies. In Personal Systems, we saw increased demand globally as the focus moved to keeping people connected, productive and secure and it reemphasized the essential role that the PC plays in everyday life. We also saw a mix shift in demand from Commercial to Consumer, Desktops to Notebooks driven by strength in Chromebooks and Education. In Printing, we saw a slowdown in Office and Graphics as offices remain closed and large events continue to be canceled. In the fourth quarter of fiscal 2020, we saw some progress in Commercial print driven by improved performance in the SMBs sector. We expect a gradual recovery in the overall Commercial print market although that recovery may be uneven given the varying pace of economic recovery and the resurgence of COVID-19 cases in some countries. We also continue to see increased demand for hardware and ink supplies on the Consumer Printing side as customers set up home office for remote working and school environment for remote learning. We expect that the strength in Consumer Printing will gradually subside when more offices and schools reopen.

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

The full extent of the impact of the COVID-19 pandemic on our business, results of operations, cash flows and financial position is currently uncertain and will depend on many factors that are not within our control, including, but not limited to: the duration and scope of the pandemic; the effectiveness of actions taken to contain or mitigate the pandemic and prevent or limit any reoccurrence; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. See the section entitled “Risk Factors” in Item 1A in this Annual Report on Form 10-K for further information about related risks and uncertainties.

Unsolicited Exchange Offer
On March 2, 2020, Xerox Holdings Corporation (“Xerox”) commenced an unsolicited exchange offer for all outstanding shares of HP’s common stock (the “Offer”). Xerox had also previously nominated candidates for election to HP’s Board of Directors at HP’s 2020 annual meeting of stockholders. On March 31, 2020, Xerox announced that the Offer had been terminated and subsequently withdrew its slate of director nominees. In order to respond to Xerox’s actions, HP incurred certain costs during the year ended October 31, 2020.

For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A in this Annual Report on Form 10-K.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General
The Consolidated Financial Statements of HP are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. As of October 31, 2020, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of HP’s Board of Directors. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.
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
Revenue is recognized when, or as, a performance obligation is satisfied by transferring control of a promised good or service to a customer. We generally invoice the customer upon delivery of the goods or services and the payments are due as per contract terms. For fixed-price support or maintenance and other service contracts that are in the nature of stand-ready obligations, payments are generally received in advance from customers and revenue is recognized on a straight-line basis over the duration of the contract. In instances when revenue is derived from sales of third-party vendor products or services, we record revenue on a gross basis when we are a principal in the transaction and on a net basis when we are acting as an agent between the customer and the vendor. We consider several factors to determine whether we are acting as a principal or an agent, most notably whether we are the primary obligor to the customer, have established our own pricing and have inventory and credit risks.
Warranty
We accrue the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation on contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failure outside of our baseline experience. Warranty terms generally range from 90 days to three years for parts, labor and onsite services, depending upon the product. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty obligation may be required.
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
Our major assumptions vary by plan, and the weighted-average rates used are set forth in Note 4, “Retirement and Post-Retirement Benefit Plans” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. The following table provides the impact a change of 25 basis points in each of the weighted-average assumptions of the discount rate, expected increase in compensation levels and expected long-term return on plan assets would have had on our net periodic benefit cost for fiscal year 2020:

Change in Net Periodic Benefit Cost in millions
Assumptions:
Discount rate	$6
Expected increase in compensation levels	$2
Expected long-term return on plan assets	$33

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Taxes on Earnings
As a result of certain employment actions and capital investments we have undertaken, income from manufacturing activities in certain jurisdictions is subject to reduced tax rates and, in some cases, is wholly exempt from taxes for fiscal years through 2029.
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
Business Combinations
We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquiree generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquiree is recorded as goodwill and may involve engaging independent third parties to perform an appraisal. When determining the fair values of assets acquired, liabilities assumed, and non-controlling interests in the acquiree, management makes significant estimates and assumptions, especially with respect to intangible assets.
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

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Goodwill
We review goodwill for impairment annually during our fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. A qualitative assessment is first performed to determine if the fair value of a reporting unit is more likely than not to be less than its carrying amount. Judgment in the assessment of qualitative factors of impairment may include changes in business climate, market conditions, or other events impacting the reporting unit. If we determine an impairment is more likely than not based on our qualitative assessment, a quantitative assessment of impairment is performed.
Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit and involves significant estimates and assumptions. These estimates and assumptions include, among others, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparables. If we determine the carrying amount exceeds fair value, goodwill is impaired and the excess is recognized as an impairment loss.
Loss Contingencies
We are involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property (“IP”), commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events, pertaining to a particular case. Pursuant to the separation and distribution agreement, we share responsibility with Hewlett Packard Enterprise for certain matters, as discussed in Note 14, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, and Hewlett Packard Enterprise has agreed to indemnify us in whole or in part with respect to certain matters. Based on our experience, we believe that any damage amounts claimed in the specific litigation and contingencies matters further discussed in Note 14, “Litigation and Contingencies”, are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2020, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in our financial statements.
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

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31
	2020		2019		2018
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$56,639	100.0%	$58,756	100.0%	$58,472	100.0%
Cost of revenue	46,202	81.6%	47,586	81.0%	47,803	81.8%
Gross profit	10,437	18.4%	11,170	19.0%	10,669	18.2%
Research and development	1,478	2.6%	1,499	2.6%	1,404	2.4%
Selling, general and administrative	4,906	8.6%	5,368	9.1%	5,099	8.7%
Restructuring and other charges	462	0.9%	275	0.4%	132	0.2%
Acquisition-related charges	16	—%	35	0.1%	123	0.2%
Amortization of intangible assets	113	0.2%	116	0.2%	80	0.1%
Earnings from operations	3,462	6.1%	3,877	6.6%	3,831	6.6%
Interest and other, net	(231)	(0.4)%	(1,354)	(2.3)%	(818)	(1.4)%
Earnings before taxes	3,231	5.7%	2,523	4.3%	3,013	5.2%
(Provision for) benefit from taxes	(387)	(0.7)%	629	1.1%	2,314	3.9%
Net earnings	$2,844	5.0%	$3,152	5.4%	$5,327	9.1%

Net Revenue
In fiscal year 2020, total net revenue decreased 3.6% (decreased 2.3% on a constant currency basis) as compared to the prior-year period. Net revenue from the United States decreased 1.8% to $20.2 billion and net revenue from outside of the United States decreased 4.6% to $36.4 billion. The decrease in net revenue was primarily driven by decline in Desktops, Supplies, Commercial Printing Hardware and unfavorable foreign currency impacts, partially offset by growth in Notebooks. The decline is driven by demand weakness as businesses remained closed and office workers continued to work from home, partially offset by strong demand in Notebooks.
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
Gross Margin
Our gross margin was 18.4% for fiscal year 2020 compared with 19.0% for fiscal year 2019. The decrease was primarily due to unfavorable segment mix and lower rate in Printing hardware partially offset by higher rate in Personal Systems driven by favorable commodity costs.
Our gross margin was 19.0% for fiscal year 2019 compared with 18.2% for fiscal year 2018. The increase was primarily due to higher rate in Personal Systems driven by lower supply chain costs.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense decreased 1.4% in fiscal year 2020 compared to the prior-year period, primarily due to expense management partially offset by continuing investments in innovation and key growth initiatives.
R&D expense increased 6.7% in fiscal year 2019 compared to the prior-year period, primarily due to continuing investments in innovation and key growth initiatives.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Selling, General and Administrative (“SG&A”)
SG&A expense decreased 8.6% in fiscal year 2020 as compared to the prior-year period, driven by structural cost savings from the transformation program and the benefits of temporary discretionary cost actions.
SG&A expense increased 5.3% in fiscal year 2019 as compared to the prior-year period, primarily driven by increased investments in key growth initiatives and go-to-market in Personal Systems and investment in digital infrastructure.
Restructuring and other Charges
Restructuring and other charges increased by $187 million in fiscal year 2020 compared to the prior-year period, primarily due to charges from the Fiscal 2020 Plan.
Restructuring and other charges increased by $143 million in fiscal year 2019 compared to the prior-year period, primarily due to charges from the Fiscal 2020 Plan and the restructuring plan approved in October 2016 (the “Fiscal 2017 Plan”), which was later amended in May 2018.
Acquisition-related Charges
Acquisition-related charges for the fiscal years 2020, 2019 and 2018 relate primarily to third-party professional and legal fees, and integration-related costs, as well as fair value adjustments of certain acquired assets such as inventory.
Amortization of Intangible Assets
Amortization of intangible assets for the fiscal year ended 2020 relates primarily to intangible assets resulting from prior acquisitions.
Amortization expense increased by $36 million in fiscal year 2019 compared to the prior-year period, due to intangible assets resulting primarily from the acquisition of the Apogee group.
Interest and Other, Net
Interest and other, net expense decreased by $1.1 billion in fiscal year 2020 compared to the prior-year period, primarily due to reversal of indemnification receivables from Hewlett Packard Enterprise pertaining to various audit settlements in the prior- year period.
Interest and other, net expense increased by $0.5 billion in fiscal year 2019 compared to the prior-year period, primarily due to tax indemnifications related to the termination of the tax matters agreement (“TMA”) with Hewlett Packard Enterprise during the fourth quarter of fiscal year 2019.
(Provision for) Benefit from Taxes
Our effective tax rates were 12.0%, (24.9%) and (76.8%) in fiscal years 2020, 2019 and 2018, respectively. In fiscal year 2020, our effective tax rate generally differs from the U.S. federal statutory rate of 21% primarily due to the resolution of various audits and favorable tax rates associated with certain earnings in lower-tax jurisdictions throughout the world. In fiscal year 2019, our effective tax rate generally differs from the U.S. federal statutory rate of 21% primarily due to the resolution of various audits, changes in valuation allowances, and impacts of U.S. tax reform. In fiscal year 2018, our effective tax rate generally differs from the U.S. federal statutory rate of 23.3% primarily due to transitional impacts of U.S. tax reform and resolution of various audits and tax litigation. The jurisdictions with favorable tax rates that had the most significant impact on our effective tax rate in the periods presented were Puerto Rico, Singapore, China and Malaysia.
For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 21% in fiscal years 2020 and 2019 and 23.3% in fiscal year 2018, and further explanation of our provision for income taxes, see Note 6, “Taxes on Earnings” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
In fiscal year 2020, we recorded $244 million of net income tax benefit related to discrete items in the provision for taxes. This amount includes tax benefits related to audit settlements of $124 million in various jurisdictions and $82 million related to restructuring benefits. Additionally, we recorded benefits of $20 million related to proxy contest costs and $17 million of other net tax benefits. In fiscal year 2020, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
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

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

In fiscal year 2018, we recorded $2.8 billion of net income tax benefit related to discrete items in the provision for taxes which include impacts of the Tax Cuts and Jobs Act (“TCJA”). As discussed in the Note 6 “Taxes on Earnings” to the Consolidated Financial Statements in Item 8 of this report, we had not yet completed our analysis of the full impact of the TCJA. However, as of October 31, 2018, we recorded a provisional tax benefit of $760 million related to $5.6 billion net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, partially offset by $3.3 billion net expense for the deemed repatriation tax payable in installments over eight years, a $1.2 billion net expense for the remeasurement of our deferred assets and liabilities to the new U.S. statutory tax rate and a $317 million net expense related to realization on U.S. deferred taxes that are expected to be realized at a lower rate. Fiscal year 2018 also included tax benefits related to audit settlements of $1.5 billion and valuation allowance releases of $601 million pertaining to a change in our ability to utilize certain foreign and U.S. deferred tax assets due to a change in our geographic earnings mix. These benefits were partially offset by other net tax charges of $34 million. In fiscal year 2018, in addition to the discrete items mentioned above, we recorded excess tax benefits of $42 million associated with stock options, restricted stock units and performance-adjusted restricted stock units.

Segment Information
A description of the products and services for each segment can be found in Note 2, “Segment Information,” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.
Personal Systems

	For the fiscal years ended October 31
	2020	2019	2018
	Dollars in millions
Net revenue	$38,997	$38,694	$37,661
Earnings from operations	$2,312	$1,898	$1,402
Earnings from operations as a % of net revenue	5.9%	4.9%	3.7%
 The components of net revenue and the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue			Weighted Net Revenue Change Percentage Points(1)
	2020	2019	2018	2020	2019
	In millions
Notebooks	$25,766	$22,928	$22,547	7.3	1.0
Desktops	9,806	12,046	11,567	(5.8)	1.3
Workstations	1,816	2,389	2,246	(1.5)	0.4
Other	1,609	1,331	1,301	0.8	—
Total Personal Systems	$38,997	$38,694	$37,661	0.8	2.7

(1) Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Fiscal Year 2020 compared with Fiscal Year 2019
Personal Systems net revenue increased 0.8% (increased 2.3% on a constant currency basis) in fiscal year 2020 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks, partially offset by Desktops and Workstations, and unfavorable foreign currency impacts. The net revenue increase was driven by a 4.8% increase in unit volume partially offset by 3.8% decrease in average selling prices (“ASPs”) as compared to the prior-year period. The increase in unit volume was primarily due to growth in Notebooks resulting from strong demand driven by work from home, distance learning and gaming, partially offset by Desktops and Workstations. The decrease in ASPs was primarily due to mix shifts to consumer and education, and unfavorable foreign currency impacts. Consumer revenue increased 12.8% as compared to prior-year period, driven by unit growth in Notebooks, and higher ASPs. Commercial revenue decreased 4.8% as compared to the prior-year period, primarily driven by lower ASPs and unit declines in Desktops and Workstations, partially offset by unit growth in Notebooks.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net revenue increased 12.4% in Notebooks and decreased 18.6% in Desktops and 24.0% in Workstations in fiscal year 2020 as compared to the prior-year period.
Personal Systems earnings from operations as a percentage of net revenue increased by 1.0 percentage points in fiscal year 2020 as compared to the prior-year period, primarily due to in an increase in gross margin, and decrease in operating expenses as a percentage of revenue. The increase in gross margin was primarily due to favorable commodity costs partially offset by mix shifts. The decrease in operating expenses as a percentage of revenue was primarily due to reduction in marketing spend and our ongoing structural cost savings plan.
Fiscal Year 2019 compared with Fiscal Year 2018
Personal Systems net revenue increased 2.7% (increased 4.9% on a constant currency basis) in fiscal year 2019 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks, Desktops and Workstations, partially offset by unfavorable foreign currency impacts. The net revenue increase was driven by a 2.2% increase in unit volume and 0.5% increase in average selling prices (“ASPs”) as compared to the prior-year period. The increase in unit volume was primarily due to growth in Notebooks and Desktops. The increase in ASPs was primarily due to positive mix shifts and higher pricing, partially offset by unfavorable foreign currency impacts. Commercial revenue increased 7.0% primarily driven by higher unit volume partially offset by unfavorable foreign currency impacts, and consumer revenue decreased by 5.5% primarily driven by lower unit volume, respectively, in fiscal year 2019 as compared to the prior-year period.
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

Printing

	For the fiscal years ended October 31
	2020	2019	2018
	Dollars in millions
Net revenue	$17,641	$20,066	$20,805
Earnings from operations	$2,495	$3,202	$3,314
Earnings from operations as a % of net revenue	14.1%	16.0%	15.9%

The components of the net revenue and weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue			Weighted Net Revenue Change Percentage Points(1)
	2020	2019	2018	2020	2019
	In millions
Supplies	$11,586	$12,921	$13,575	(6.7)	(3.2)
Commercial Hardware	3,539	4,612	4,514	(5.3)	0.5
Consumer Hardware	2,516	2,533	2,716	(0.1)	(0.9)
Total Printing	$17,641	$20,066	$20,805	(12.1)	(3.6)

(1) Weighted Net Revenue Change Percentage Points measures the contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior period by total segment revenue for the prior-year period.

Fiscal Year 2020 compared with Fiscal Year 2019
Printing net revenue decreased 12.1% (decreased 11.2% on a constant currency basis) for fiscal year 2020 as compared to the prior-year period. The decline in net revenue was primarily driven by a decline in Supplies, Commercial Hardware and unfavorable foreign currency impacts. Net revenue for Supplies decreased 10.3% as compared to the prior-year period, primarily driven by demand weakness as businesses operated with reduced onsite capacity and a majority of office workers continue to work from home. ASPs decreased 15.9% and printer unit volume decreased 5.1% as compared to the prior-year

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

period. Printer ASPs decreased primarily due to mix shifts and unfavorable foreign currency impact. The decrease in printer unit volume was driven by unit decreases in both Commercial and Consumer Hardware.
Net revenue for Commercial Hardware decreased 23.3% as compared to the prior-year period, due to a 19.4% decrease in printer volume and a 19.6% decrease in ASPs. The printer unit volume decline was due to lower demand as businesses operated with reduced onsite capacity due to COVID-19. The decrease in ASPs was driven by mix shifts, competitive pricing and unfavorable foreign currency impacts.
Net revenue for Consumer Hardware decreased 0.7% as compared to the prior-year period, due to a decrease in printer unit volume by 2.7% partially offset by 2.0% increase in ASPs. The printer unit volume decrease was driven by supply chain disruptions due to COVID-19. The increase in ASPs was primarily due to disciplined pricing, partially offset by mix shifts and unfavorable foreign currency impacts.
Printing earnings from operations as a percentage of net revenue decreased by 1.9 percentage points for the fiscal year 2020 as compared to the prior-year period, primarily due to lower net revenue in Commercial Hardware, higher Consumer mix, supply chain disruptions partially offset by disciplined pricing and improved Supplies mix.
Fiscal Year 2019 compared with Fiscal Year 2018
Printing net revenue decreased 3.6% (decreased 3.0% on a constant currency basis) for fiscal year 2019 as compared to prior-year period. The decline in net revenue was primarily driven by a decline in Supplies, Consumer Hardware revenue and unfavorable foreign currency impacts, partially offset by an increase in Commercial Hardware revenue. Net revenue for Supplies decreased 4.8% as compared to the prior-year period, primarily due to demand weakness. Printer unit volume decreased 4.8% compared to the prior-year period. The decrease in printer unit volume was driven by unit decrease in Consumer Hardware.
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
Corporate Investments
The loss from operations in Corporate Investments for the fiscal years 2020, 2019 and 2018 was primarily due to expenses associated with HP Labs and our incubation and investment projects.

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
On February 22, 2020, HP’s Board of Directors increased HP’s share repurchase authorization to $15.0 billion.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Our cash and cash equivalents balances are held in numerous locations throughout the world. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Amounts held outside of the United States are generally utilized to support non-U.S. liquidity needs and may from time to time be distributed to the United States. The TCJA made significant changes to the U.S. tax law, including a one-time transition tax on accumulated foreign earnings. The payments associated with this one-time transition tax will be paid over eight years and began in fiscal year 2019. We expect a significant portion of the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. income tax upon a subsequent repatriation to the United States as a result of the transition tax on accumulated foreign earnings. However, a portion of this cash may still be subject to foreign income tax or withholding tax upon repatriation. As we evaluate the future cash needs of our operations, we may revise the amount of foreign earnings considered to be permanently reinvested in our foreign subsidiaries and how to utilize such funds, including reducing our gross debt level, or other uses.
Liquidity
 Our cash and cash equivalents, marketable debt securities and total debt were as follows:

	As of October 31
	2020	2019	2018
	In billions
Cash and cash equivalents	$4.9	$4.5	$5.2
Marketable debt securities(1)	$0.3	$—	$0.7
Total debt	$6.2	$5.1	$6.0
(1)Includes highly liquid U.S. treasury notes, U.S. agency securities, non-U.S. government bonds, corporate debt securities, money market and other funds. We classify these investments within Other current assets in Consolidated Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.
Our key cash flow metrics were as follows:

	For the fiscal years ended October 31
	2020	2019	2018
	In millions
Net cash provided by operating activities	$4,316	$4,654	$4,528
Net cash used in investing activities	(1,016)	(438)	(716)
Net cash used in financing activities	(2,973)	(4,845)	(5,643)
Net increase (decrease) in cash and cash equivalents	$327	$(629)	$(1,831)
Operating Activities
Net cash provided by operating activities decreased by $0.3 billion for fiscal year 2020 as compared to fiscal year 2019, primarily due to lower cash generated from working capital activities as a result of changes in demand dynamics due to COVID-19 and lower earnings from operation.
Net cash provided by operating activities increased marginally by $0.1 billion for fiscal year 2019 as compared to fiscal year 2018.
Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. The table below presents the cash conversion cycle:

	As of October 31
	2020	2019	2018
Days of sales outstanding in accounts receivable (“DSO”)	32	35	30
Days of supply in inventory (“DOS”)	43	41	43
Days of purchases outstanding in accounts payable (“DPO”)	(105)	(107)	(105)
Cash conversion cycle	(30)	(31)	(32)

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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. For fiscal year 2020, the decrease in DSO as compared to fiscal year 2019, was due to favorable revenue linearity and strong collections. For fiscal year 2019, the increase in DSO as compared to fiscal year 2018, was primarily due to unfavorable revenue linearity.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. For fiscal year 2020, the increase in DOS as compared to fiscal year 2019 was primarily due to leveraging our balance sheet, particularly through higher strategic buys. For fiscal year 2019, the decrease in DOS compared to fiscal year 2018 was primarily due to reduction in inventory driven by reclassification of certain balances to other current assets pursuant to adoption of the new revenue standard in the first quarter of fiscal 2019.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. For fiscal year 2020, the decrease in DPO compared to fiscal year 2019 was primarily due to decrease in accounts payables driven by lower operating expenses. For fiscal year 2019, the increase in DPO compared to fiscal year 2018 was higher primarily due to working capital management activities, partially offset by lower inventory purchasing volume.
Investing Activities
Net cash used in investing activities increased by $0.6 billion for fiscal year 2020 as compared to fiscal year 2019, primarily due to increase in investment classified as available-for-sale within Other current assets of $1.0 billion partially offset by lower net payments for acquisitions of $0.5 billion.
Net cash used in investing activities decreased by $0.3 billion for fiscal year 2019 as compared to fiscal year 2018, primarily due to lower net payments for acquisitions.
Financing Activities
Net cash used in financing activities decreased by $1.9 billion in fiscal year 2020 compared to fiscal year 2019, primarily due to issuance of senior notes of $3.0 billion partially offset by higher share repurchase of $0.7 billion and higher debt payment of $0.3 billion.
Net cash used in financing activities decreased by $0.8 billion in fiscal year 2019 compared to fiscal year 2018, primarily due to lower payment of debt of $1.5 billion, partially offset by a decrease in outstanding commercial paper amounts of $0.7 billion.
Capital Resources
Debt Levels

	As of October 31
	2020	2019	2018
	Dollars in millions
Short-term debt	$674	$357	$1,463
Long-term debt	$5,543	$4,780	$4,524
Debt-to-equity ratio	(2.8)x	(4.3)x	(9.4)x
Weighted-average interest rate	3.9%	4.6%	4.3%
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted leverage ratio.
Short-term debt increased by $0.3 billion and long-term debt increased by $0.8 billion for fiscal year 2020 as compared to fiscal year 2019. The net increase in total debt was primarily due to issuance of unsecured senior debt in June 2020 in principal amount of $3.0 billion, partially offset by the payment of $1.6 billion for the cash tender offer (“Tender Offer”) and the redemption of existing notes maturing in 2020 and 2021.
Short-term debt decreased by $1.1 billion for fiscal year 2019 as compared to fiscal year 2018 primarily due to a decrease in outstanding commercial paper amounts of $0.9 billion.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Our debt-to-equity ratio is calculated as the carrying amount of debt divided by total stockholders’ deficit. Our debt-to-equity ratio changed by 1.5x in fiscal year 2020 compared to fiscal year 2019, primarily due to an increase in stockholders’ deficit balance of $1.0 billion.
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
As of October 31, 2020, we maintain a senior unsecured committed revolving credit facility with aggregate lending commitments of $4.0 billion, which will be available until March 30, 2023 and is primarily to support the issuance of commercial paper. On May 29, 2020, we entered into a 364-day revolving credit facility providing for a senior unsecured revolving credit facility with aggregate lending commitments of $1.0 billion, which will be available until May 28, 2021. Funds borrowed under these revolving credit facilities may be used for general corporate purposes.
On June 17, 2020, we issued $3.0 billion aggregate principal amount of senior notes across various maturities. We used approximately $0.7 billion and $0.9 billion of the proceeds from such issuance to fund the Tender Offer and the redemption, respectively, of existing notes maturing in 2020 and 2021. For more information on the new notes and the repurchase and redemption of existing notes, see Note 11, “Borrowings”, to the Consolidated Financial Statements in Item 8 of Part II of this report, which is incorporated herein by reference.
Available Borrowing Resources
As of October 31, 2020, we had available borrowing resources of $725 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facilities.
In December 2020, we filed a post-effective amendment to the 2019 Shelf Registration Statement to include certain information that is required to be included by registrants who are not well-known seasoned issuers (as such term is defined in Rule 405 of the Securities Act of 1933, as amended) because we will no longer be a well-known seasoned issuer upon the filing of this Annual Report on Form 10-K. Following the filing of this Annual Report on Form 10-K, we intend to file another post-effective amendment to convert the registration statement to the proper submission type for a non-automatic shelf registration statement. Pending effectiveness of the second post-effective amendment, we can continue to use the 2019 Shelf Registration Statement. Once it is declared effective, the further amended registration statement will enable us to offer for sale, from time to time, in one or more offerings, $5.0 billion, in the aggregate, of debt securities, common stock, preferred stock, depository shares and warrants.
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

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS
Our contractual and other obligations as of October 31, 2020, were as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on debt(1)	$6,225	$659	$1,313	$1,202	$3,051
Interest payments on debt(2)	2,240	244	360	309	1,327
Purchase obligations(3)	499	290	163	40	6
Operating lease obligations	1,279	303	438	241	297
Finance lease obligations	40	22	14	4	—
Total(4)(5)(6)	$10,283	$1,518	$2,288	$1,796	$4,681
(1)Amounts represent the principal cash payments relating to our short-term and long-term debt and do not include any fair value adjustments, discounts or premiums.
(2)Amounts represent the expected interest payments relating to our short-term and long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of changing fixed interest rates associated with some of our U.S. Dollar Global Notes to variable interest rates. The impact of our outstanding interest rate swaps at October 31, 2020 was factored into the calculation of the future interest payments on debt.
(3)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These purchase obligations are related principally to inventory and other items. Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude open purchase orders that are routine arrangements entered into in the ordinary course of business as they are difficult to quantify in a meaningful way. Even though open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust terms based on our business needs prior to the delivery of goods or performance of services.
(4)Retirement and Post-Retirement Benefit Plan Contributions. In fiscal year 2021, we expect to contribute approximately $77 million to non-U.S. pension plans, $34 million to cover benefit payments to U.S. non-qualified plan participants and $5 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution required by local government, funding and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(5)Cost Savings Plans. As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.5 billion. We expect to make future cash payments of $0.2 billion in fiscal year 2021 with remaining cash payments through fiscal year 2023. These payments have been excluded from the contractual obligations table because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(6)Uncertain Tax Positions. As of October 31, 2020, we had approximately $475 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when or if cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, “Taxes on Earnings”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. These potential payments have been excluded from the contractual obligations table because they do not represent contractual cash outflows and there is uncertainty as to the timing of these potential payments.

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
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in over 40 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal year 2020 were the euro, Chinese yuan renminbi, the Japanese yen and the British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
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
We have performed sensitivity analyses for continuing operations as of October 31, 2020 and 2019, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2020 and 2019. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $77 million and $81 million at October 31, 2020 and October 31, 2019, respectively.
Interest rate risk
We also are exposed to interest rate risk related to debt we have issued and our investment portfolio.
We issue long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing. We may use interest rate and/or currency swaps to modify the market risk exposures in connection with the debt to achieve floating interest expense. The swap transactions generally involve the exchange of fixed for floating interest payments. However, we may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if we believe a larger proportion of fixed-rate debt would be beneficial.
In order to hedge the fair value of certain fixed-rate investments, we may enter into interest rate swaps that convert fixed interest returns into variable interest returns. We may use cash flow hedges to hedge the variability in interest income received on certain variable-rate investments. We may also enter into interest rate swaps that convert variable rate interest returns into fixed-rate interest returns.
We have performed sensitivity analyses as of October 31, 2020 and 2019, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2020 and 2019. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would have resulted in a loss in the fair values of our debt and investments, net of interest rate swaps, of $36 million at October 31, 2020 and $49 million at October 31, 2019.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HP Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HP Inc. and subsidiaries (the Company) as of October 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended October 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 10, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments effective November 1, 2018 and its method of accounting for leases in 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) effective November 1, 2019.

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

Income Taxes
Description of the Matter
As described in Notes 1 and 6 of the consolidated financial statements, the Company is subject to income taxes in the United States and several other countries and is subject to routine corporate income tax audits in many of those jurisdictions. Uncertainty in the Company’s tax positions may arise as tax laws are subject to interpretation and the Company’s positions are subject to examination by taxing authorities, which may result in assessments of additional amounts owed. Determining the income tax provision for these potential assessments and recording the related effects requires significant management judgment in estimating whether a tax position’s technical merits are more-likely-than-not to be sustained and measuring the amount of tax benefit that qualifies for recognition.
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
Our audit procedures included an evaluation of the Company’s key assumptions and judgments and testing the completeness and accuracy of the underlying data used to determine the amount of unrecognized tax benefits recognized. For example, we evaluated the measurement of the amounts recorded taking into consideration the applicable tax laws and the Company’s positions examined by taxing authorities. We also evaluated the key assumptions and judgments used by management in determining the need for a valuation allowance and testing the completeness and accuracy of the underlying data used in the Company’s process. For example, we compared the projections of future taxable income with the actual results of prior periods as well as management’s consideration of current industry and economic trends. In each of these areas, we involved our tax professionals to assess the technical merits of the Company’s tax positions. This included assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company.

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
Our assessment of management’s evaluation of the appropriate accounting for revenue contracts and the determination of the variable consideration for sales incentives are significant to our audit because the amounts are material to the financial statements and the assessment process involves significant judgment.

How We Addressed the Matter in Our Audit
We tested relevant controls over the identified risks related to the Company’s accounting for revenue recognition, including the controls to evaluate the appropriate accounting treatment for contracts containing non-standard terms and conditions and multiple performance obligations and the controls related to the estimation process to record the variable consideration related to certain sales incentives.
Our audit procedures included, among others, inspection of contracts entered into during the period, evaluation of management’s judgments related to the interpretation of certain contract provisions including the identification of performance obligations, the method of allocating the transaction price to the performance obligations in the arrangement, and the assessment of the appropriateness of the amount of revenue recognized. We also evaluated the Company’s key assumptions and judgments and tested the completeness and accuracy of the underlying data used to determine the variable consideration for sales incentives. This included analyzing data related to the historical experience of sales incentive payments as well as understanding the current market dynamics that can affect the estimate of variable consideration to assess the Company’s judgments and estimates.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2000
San Jose, California
December 10, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HP Inc.
Opinion on Internal Control over Financial Reporting
We have audited HP Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HP Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of HP Inc. and subsidiaries as of October 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended October 31, 2020, and the related notes and our report dated December 10, 2020 expressed an unqualified opinion thereon.
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
December 10, 2020

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
HP’s management assessed the effectiveness of HP’s internal control over financial reporting as of October 31, 2020, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the assessment by HP’s management, we determined that HP’s internal control over financial reporting was effective as of October 31, 2020. The effectiveness of HP’s internal control over financial reporting as of October 31, 2020 has been audited by Ernst & Young LLP, HP’s independent registered public accounting firm, as stated in their report which appears on page 56 of this Annual Report on Form 10-K.

/s/ ENRIQUE LORES	/s/ MARIE MYERS
Enrique Lores President and Chief Executive Officer December 10, 2020	Marie Myers Acting Chief Financial Officer December 10, 2020

HP INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2020	2019	2018
	In millions, except per share amounts
Net revenue	$56,639	$58,756	$58,472
Costs and expenses:
Cost of revenue	46,202	47,586	47,803
Research and development	1,478	1,499	1,404
Selling, general and administrative	4,906	5,368	5,099
Restructuring and other charges	462	275	132
Acquisition-related charges	16	35	123
Amortization of intangible assets	113	116	80
Total costs and expenses	53,177	54,879	54,641
Earnings from operations	3,462	3,877	3,831
Interest and other, net	(231)	(1,354)	(818)
Earnings before taxes	3,231	2,523	3,013
(Provision for) benefit from taxes	(387)	629	2,314
Net earnings	$2,844	$3,152	$5,327

Net earnings per share:
Basic	$2.01	$2.08	$3.30
Diluted	$2.00	$2.07	$3.26

Weighted-average shares used to compute net earnings per share:
Basic	1,413	1,515	1,615
Diluted	1,420	1,524	1,634

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31
	2020	2019	2018
	In millions
Net earnings	$2,844	$3,152	$5,327
Other comprehensive (loss) income before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains (losses) arising during the period	2	1	(3)
Losses (gains) reclassified into earnings	—	3	(5)
	2	4	(8)
Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(201)	252	341
(Gains) losses reclassified into earnings	(85)	(380)	258
	(286)	(128)	599
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(29)	(303)	11
Amortization of actuarial loss and prior service benefit	83	43	48
Curtailments, settlements and other	215	42	3
	269	(218)	62
Change in cumulative translation adjustment	(4)	4	—
Other comprehensive (loss) income before taxes	(19)	(338)	653
Benefit from (provision for) taxes	1	(42)	(80)
Other comprehensive (loss) income, net of taxes	(18)	(380)	573
Comprehensive income	$2,826	$2,772	$5,900

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of October 31
	2020	2019
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$4,864	$4,537
Accounts receivable, net	5,381	6,031
Inventory	5,963	5,734
Other current assets	4,440	3,875
Total current assets	20,648	20,177
Property, plant and equipment, net	2,627	2,794
Goodwill	6,380	6,372
Other non-current assets	5,026	4,124
Total assets	$34,681	$33,467
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$674	$357
Accounts payable	14,704	14,793
Other current liabilities	10,842	10,143
Total current liabilities	26,220	25,293
Long-term debt	5,543	4,780
Other non-current liabilities	5,146	4,587
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,304 and 1,458 shares issued and outstanding at October 31, 2020, and 2019 respectively)	13	15
Additional paid-in capital	963	835
Accumulated deficit	(1,961)	(818)
Accumulated other comprehensive loss	(1,243)	(1,225)
Total stockholders’ deficit	(2,228)	(1,193)
Total liabilities and stockholders’ deficit	$34,681	$33,467

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2020	2019	2018
	In millions
Cash flows from operating activities:
Net earnings	$2,844	$3,152	$5,327
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	789	744	528
Stock-based compensation expense	278	297	268
Restructuring and other charges	462	275	132
Deferred taxes on earnings	70	133	(3,653)
Defined benefit plan settlement charges	214	—	—
Other, net	325	254	319
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	575	(761)	(491)
Inventory	(386)	(68)	(136)
Accounts payable	(35)	(53)	1,429
Net investment in leases	(152)	—	—
Taxes on earnings	(147)	(851)	389
Restructuring and other	(489)	(154)	(237)
Other assets and liabilities	(32)	1,686	653
Net cash provided by operating activities	4,316	4,654	4,528
Cash flows from investing activities:
Investment in property, plant and equipment	(580)	(671)	(546)
Proceeds from sale of property, plant and equipment	3	—	172
Purchases of available-for-sale securities and other investments	(693)	(80)	(367)
Maturities and sales of available-for-sale securities and other investments	417	771	847
Collateral posted for derivative instruments	(163)	(32)	(1,165)
Collateral returned for derivative instruments	—	32	1,379
Payments made in connection with business acquisitions, net of cash acquired	—	(458)	(1,036)
Net cash used in investing activities	(1,016)	(438)	(716)
Cash flows from financing activities:
(Payments of) Proceeds from short-term borrowings with original maturities less than 90 days, net	—	(856)	743
Proceeds from short-term borrowings with original maturities greater than 90 days	27	—	712
Proceeds from debt, net of issuance costs	3,081	127	—
Payment of short-term borrowings with original maturities greater than 90 days	—	—	(1,596)
Payment of debt	(1,849)	(680)	(2,098)
Stock-based award activities and others	(128)	(61)	52
Repurchase of common stock	(3,107)	(2,405)	(2,557)
Cash dividends paid	(997)	(970)	(899)
Net cash used in financing activities	(2,973)	(4,845)	(5,643)
Increase (decrease) in cash and cash equivalents	327	(629)	(1,831)
Cash and cash equivalents at beginning of period	4,537	5,166	6,997
Cash and cash equivalents at end of period	$4,864	$4,537	$5,166
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$464	$89	$951
Interest expense paid	$227	$240	$329
Supplemental schedule of non-cash activities:
Purchase of assets under finance leases	$19	$366	$258
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2017	1,649,580	$16	$380	$(2,386)	$(1,418)	$(3,408)
Net earnings				5,327		5,327
Other comprehensive income, net of taxes					573	573
Comprehensive income						5,900
Issuance of common stock in connection with employee stock plans and other	21,728		47			47
Repurchases of common stock	(111,038)		(32)	(2,515)		(2,547)
Cash dividends ($0.56 per common share)				(899)		(899)
Stock-based compensation expense			268			268
Balance October 31, 2018	1,560,270	$16	$663	$(473)	$(845)	$(639)
Net earnings				3,152		3,152
Other comprehensive loss, net of taxes					(380)	(380)
Comprehensive income						2,772
Issuance of common stock in connection with employee stock plans and other	15,047		(69)			(69)
Repurchases of common stock	(117,598)	(1)	(55)	(2,340)		(2,396)
Cash dividends ($0.64 per common share)				(968)		(968)
Stock-based compensation expense			296			296
Adjustment for adoption of accounting standards				(189)		(189)
Balance October 31, 2019	1,457,719	$15	$835	$(818)	$(1,225)	$(1,193)
Net earnings				2,844		2,844
Other comprehensive loss, net of taxes					(18)	(18)
Comprehensive income						2,826
Issuance of common stock in connection with employee stock plans and other	14,065		(37)			(37)
Repurchases of common stock	(167,857)	(2)	(113)	(3,017)		(3,132)
Cash dividends ($0.70 per common share)				(997)		(997)
Stock-based compensation expense			278			278
Adjustment for adoption of accounting standards (Note 1)				27		27
Balance October 31, 2020	1,303,927	$13	$963	$(1,961)	$(1,243)	$(2,228)
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
Reclassifications
HP has reclassified certain prior-year amounts to conform to the current-year presentation.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of October 31, 2020, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.
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
HP adopted the standard (the “new lease standard”) as of November 1, 2019 using a modified retrospective approach, with the cumulative effect adjustment to the opening balance of accumulated deficit as of the adoption date. HP elected to apply the practical expedient using the transition option whereby prior comparative periods were not retrospectively adjusted in the Consolidated Financial Statements. HP also elected the package of practical expedients, which does not require reassessment of initial direct costs, classification of a lease, and definition of a lease. The Company has elected not to record leases with an initial term of 12 months or less on the Consolidated Balance Sheets. Lease expense on such leases is recognized on a straight-line basis over the lease term. HP has also elected the lessee practical expedient to combine lease and non-lease components for certain asset classes.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Summary of Significant Accounting Policies (Continued)
The adoption of the new lease standard resulted in the recognition of $1.2 billion in operating lease liabilities and $1.2 billion of related ROU assets on the Consolidated Balance Sheets. The net impact of adoption to accumulated deficit as on November 1, 2019 is not material. As of November 1, 2019, there were no material finance leases for which HP was a lessee.
The new lease standard also made some changes to lessor accounting, including alignment with the new revenue recognition standard. HP now records revenue upfront on certain aspects of its as-a-service offerings and reflects financing of these offerings as cash flows from financing activities on the Consolidated Statements of Cash Flows. These changes did not have a material impact on the Consolidated Financial Statements.

Refer to Note 17, “Leases”, for additional disclosures related to leases.

Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued guidance, which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. HP will adopt the guidance in the first quarter of fiscal year 2021 using a modified retrospective approach. HP has evaluated the impact of this standard on the consolidated financial statements, including accounting policies, processes, and systems and does not expect it to have a material impact on the Consolidated Financial Statements.
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
Contract liabilities are recorded as deferred revenues when amounts invoiced to customers are more than the revenues recognized or when payments are received in advance for fixed-price support or maintenance contracts. The short-term and long-term deferred revenues are reported within the other current liabilities and other non-current liabilities respectively.
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
All significant lease arrangements are recognized at lease commencement. Leases with a lease term of 12 months or less at inception are not recorded on the Consolidated Balance Sheets and are expensed on a straight-line basis over the lease term in the Consolidated Statement of Earnings. HP determines the lease term by assuming the exercise of renewal options that are reasonably certain. As most of the leases do not provide an implicit interest rate, HP uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate at the commencement date to determine the present value of future payments that are reasonably certain.
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
Advertising cost
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Such costs totaled approximately $578 million, $652 million and $568 million in fiscal years 2020, 2019 and 2018, respectively.
Restructuring and Other Charges
HP records charges associated with management-approved restructuring plans to reorganize one or more of HP’s business segments, to remove duplicative headcount and infrastructure associated with business acquisitions or to simplify business processes and accelerate innovation. Restructuring charges can include severance costs to reduce a specified number of employees, enhanced early retirement incentives, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. HP records restructuring charges based on estimated employee terminations, committed early retirements and site closure and consolidation plans. HP accrues for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements. Other charges include non-recurring costs, including those as a result of Separation, information technology rationalization efforts and proxy contest activities, and are distinct from ongoing operational costs.
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
HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors’ and resellers’ aggregated business deteriorates substantially, HP’s operating results could be adversely affected. The ten largest distributor and reseller receivable balances, which were concentrated primarily in North America and Europe, collectively represented approximately 47% and 32% of gross accounts receivable as of October 31, 2020 and 2019, respectively. No single customer accounts for more than 10% of gross accounts receivable as of October 31, 2020 or 2019. Credit risk with respect to other accounts receivable is generally diversified due to HP’s large customer base and their dispersion across many different industries and geographic markets. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances.
HP utilizes outsourced manufacturers around the world to manufacture HP-designed products. HP may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 89% and 77% of HP’s supplier receivables of $1.2 billion and $1.2 billion as of October 31, 2020 and 2019, respectively. HP includes the supplier receivables in Other current assets in the Consolidated Balance Sheets on a gross basis. HP’s credit risk associated with these receivables is mitigated wholly or in part, by the amount HP owes to these outsourced manufacturers, as HP generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. HP does not reflect the sale of these components in net revenue and does not recognize any profit on these component sales until the related products are sold by HP, at which time any profit is recognized as a reduction to cost of revenue.
HP obtains a significant number of components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of HP’s relationship with a single source supplier, or any unilateral modification to the contractual terms under which HP is supplied components by a single source supplier could adversely affect HP’s net revenue, cash flows and gross margins.
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
Internal Use Software and Cloud Computing Arrangements
HP capitalizes external costs and directly attributable internal costs to acquire or create internal use software which are incurred subsequent to the completion of the preliminary project stage. These costs relate to activities such as software design, configuration, coding, testing, and installation. Costs related to post-implementation activities such as training and maintenance are expensed as incurred. Once the software is substantially complete and ready for its intended use, capitalized development costs are amortized straight-line over the estimated useful life of the software, generally not to exceed five years.
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
Business Combinations
HP includes the results of operations of the acquired business in HP’s consolidated results prospectively from the acquisition date. HP allocates the purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and HP, and the value of the acquired assembled workforce, neither of which qualify for recognition as an intangible asset. Acquisition-related charges are recognized separately from the business combination and are expensed as incurred. These charges primarily include, direct third-party professional and legal fees, and integration-related costs.
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
Derivatives
HP uses derivative instruments, primarily forwards, swaps, treasury rate locks and at times, options, to hedge certain foreign currency, interest rate, and return on certain investment exposures. HP also may use other derivative instruments not designated as hedges, such as forwards used to hedge foreign currency balance sheet exposures. HP does not use derivative instruments for speculative purposes. See Note 10, “Financial Instruments” for a full description of HP’s derivative instrument activities and related accounting policies.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2: Segment Information
HP is a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions and services. HP sells to individual consumers, small- and medium-sized businesses (“SMBs”) and large enterprises, including customers in the government, health and education sectors. HP goes to market through its extensive channel network and direct sales.
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
A summary description of each segment is as follows:
Personal Systems offers commercial and consumer desktop and notebook (“PCs”), workstations, thin clients, commercial mobility devices, retail point-of-sale (“POS”) systems, displays and other related accessories, software, support and services. HP groups commercial notebooks, commercial desktops, commercial services, commercial mobility devices, commercial detachables and convertibles, workstations, retail POS systems and thin clients into commercial PCs and consumer notebooks, consumer desktops, consumer services and consumer detachables into consumer PCs when describing performance in these markets. Described below are HP’s global business capabilities within Personal Systems:
•Commercial PCs are optimized for use by enterprise, public sector which includes education, and SMB customers, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in networked and cloud-based environments. Additionally, HP offers a range of services and solutions to enterprise, public sector and SMB customers to help them manage the lifecycle of their PC and mobility installed base.
•Consumer PCs are optimized for consumer usage, focusing on gaming, learning and working remotely, consuming multi-media for entertainment, managing personal life activities, staying connected, sharing information, getting things done for work including creating content, staying informed and secure.
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
Printing provides consumer and commercial printer hardware, supplies, services and solutions. Printing is also focused on imaging solutions in the commercial and industrial markets. Described below are HP’s global business capabilities within Printing.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Segment Information (Continued)

Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	For the fiscal years ended October 31
	2020	2019	2018
	In millions
Net revenue:
Notebooks	$25,766	$22,928	$22,547
Desktops	9,806	12,046	11,567
Workstations	1,816	2,389	2,246
Other	1,609	1,331	1,301
Personal Systems	38,997	38,694	37,661
Supplies	11,586	12,921	13,575
Commercial Hardware	3,539	4,612	4,514
Consumer Hardware	2,516	2,533	2,716
Printing	17,641	20,066	20,805
Corporate Investments	2	2	5
Total segment net revenue	56,640	58,762	58,471
Other	(1)	(6)	1
Total net revenue	$56,639	$58,756	$58,472

Earnings before taxes:
Personal Systems	$2,312	$1,898	$1,402
Printing	2,495	3,202	3,314
Corporate Investments	(69)	(96)	(82)
Total segment earnings from operations	$4,738	$5,004	$4,634
Corporate and unallocated costs and other	(407)	(404)	(200)
Stock-based compensation expense	(278)	(297)	(268)
Restructuring and other charges	(462)	(275)	(132)
Acquisition-related charges	(16)	(35)	(123)
Amortization of intangible assets	(113)	(116)	(80)
Interest and other, net	(231)	(1,354)	(818)
Total earnings before taxes	$3,231	$2,523	$3,013

Segment Assets
HP allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to HP consolidated assets were as follows:

	As of October 31
	2020	2019
	In millions
Personal Systems	$14,697	$14,092
Printing	14,170	14,309
Corporate Investments	3	4
Corporate and unallocated assets	5,811	5,062
Total assets	$34,681	$33,467

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Segment Information (Continued)

Major Customers
No single customer represented 10% or more of HP’s net revenue in any fiscal year presented.
Geographic Information
Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2020, 2019 and 2018, other than the United States, no country represented more than 10% of HP net revenue.
Net revenue by country in which HP operates was as follows:

	For the fiscal years ended October 31
	2020	2019	2018
		In millions
United States	$20,227	$20,605	$20,602
Other countries	36,412	38,151	37,870
Total net revenue	$56,639	$58,756	$58,472

Net property, plant and equipment by country in which HP operates was as follows:

	As of October 31
	2020	2019
	In millions
United States	$1,262	$1,260
Singapore	326	372
Other countries	1,039	1,162
Total property, plant and equipment, net	$2,627	$2,794

No single country other than those represented above exceeds 10% or more of HP’s total net property, plant and equipment in any fiscal year presented.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring and Other Charges

Summary of Restructuring Plans

HP’s restructuring activities in fiscal years 2020, 2019 and 2018 summarized by plan were as follows:

	Fiscal 2020 Plan			Other prior year plans (1)	Total
	Severance and EER		Non-labor
	In millions
Accrued balance as of October 31, 2017	$—		$—	$108	$108
Charges	—		—	99	99
Cash payments	—		—	(175)	(175)
Non-cash and other adjustments	—		—	27	27
Accrued balance as of October 31, 2018	—		—	59	59
Charges	82		—	165	247
Cash payments	—		—	(140)	(140)
Non-cash and other adjustments	(6)		—	(18)	(24)
Accrued balance as of October 31, 2019	76		—	66	142
Charges	346		10	1	357
Cash payments	(319)		(10)	(52)	(381)
Non-cash and other adjustments	(48)	(2)	—	(3)	(51)
Accrued balance as of October 31, 2020	$55		$—	$12	$67
Total costs incurred to date as of October 31, 2020	$428		$10	$1,817	$2,255

Reflected in Consolidated Balance Sheets:
Other current liabilities	$55		$—	$12	$67
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
Other charges
Other charges include non-recurring costs, including those as a result of Separation, information technology rationalization efforts and proxy contest activities, and are distinct from ongoing operational costs. These costs primarily relate to third-party legal, professional services and other non-recurring costs. HP incurred $105 million, $28 million and $33 million of other charges in fiscal year 2020, 2019 and 2018, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans
Defined Benefit Plans
HP sponsors a number of defined benefit pension plans worldwide. The most significant defined benefit plan, the HP Inc. Pension Plan (“Pension Plan”) is a frozen plan in the United States.
HP reduces the benefit payable to certain U.S. employees under the Pension Plan for service before 1993, if any, by any amounts due to the employee under HP’s frozen defined contribution Deferred Profit-Sharing Plan (“DPSP”). At October 31, 2020 and 2019, the fair value of plan assets of the DPSP was $463 million and $543 million, respectively. The DPSP obligations are equal to the plan assets and are recognized as an offset to the Pension Plan when HP calculates its defined benefit pension cost and obligations. The Pension Plan and the DPSP both remain entirely with HP post-Separation.
Post-Retirement Benefit Plans
HP sponsors retiree health and welfare benefit plans, of which the most significant are in the United States. Under the HP Inc. Retiree Welfare Benefits Plan, certain pre-2003 retirees and grandfathered participants with continuous service to HP since 2002 are eligible to receive partially subsidized medical coverage based on years of service at retirement. HP’s share of the premium cost is capped for all subsidized medical coverage provided under the HP Inc. Retiree Welfare Benefits Plan. HP currently leverages the employer group waiver plan process to provide HP Inc. Retiree Welfare Benefits Plan post-65 prescription drug coverage under Medicare Part D, thereby giving HP access to federal subsidies to help pay for retiree benefits.
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
Defined Contribution Plans
HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $108 million in fiscal year 2020, $107 million in fiscal year 2019 and $110 million in fiscal year 2018.
U.S. employees are automatically enrolled in the HP Inc. 401(k) Plan when they meet eligibility requirements, unless they decline participation. The employer matching contributions in the HP Inc. 401(k) Plan is 100% of the first 4% of eligible compensation contributed by employees, and the employer match is vested after three years of employee service. Generally, an employee must be employed by HP Inc. on the last day of the calendar year to receive a match.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

Pension and Post-Retirement Benefit Expense
The components of HP’s pension and post-retirement (credit) benefit cost recognized in the Consolidated Statements of Earnings were as follows:

	For the fiscal years ended October 31
	2020	2019	2018	2020	2019	2018	2020	2019	2018
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$—	$—	$—	$64	$57	$55	$1	$1	$1
Interest cost	412	491	452	17	24	24	11	17	15
Expected return on plan assets	(700)	(581)	(717)	(43)	(37)	(39)	(23)	(22)	(23)
Amortization and deferrals:
Actuarial loss (gain)	64	59	58	43	31	28	(10)	(31)	(17)
Prior service benefit	—	—	—	(2)	(3)	(3)	(12)	(13)	(18)
Net periodic (credit) benefit cost	(224)	(31)	(207)	79	72	65	(33)	(48)	(42)
Curtailment gain	—	—	—	—	(22)	—	—	—	—
Settlement loss	217	2	2	1	1	5	—	—	—
Special termination benefit cost	—	—	—	—	—	—	44	6	—
Total (credit) benefit cost	$(7)	$(29)	$(205)	$80	$51	$70	$11	$(42)	$(42)
The components of net periodic benefit costs other than the service cost component are included in Interest and other, net in our Consolidated Statements of Earnings.
The weighted-average assumptions used to calculate the total periodic (credit) benefit cost were as follows:

	For the fiscal years ended October 31
	2020	2019	2018	2020	2019	2018	2020	2019	2018
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate	3.2%	4.5%	3.8%	1.3%	2.0%	2.1%	2.9%	4.4%	3.5%
Expected increase in compensation levels	2.0%	2.0%	2.0%	2.5%	2.5%	2.5%	—%	—%	—%
Expected long-term return on plan assets	6.0%	6.0%	6.9%	4.4%	4.4%	4.5%	5.9%	6.0%	7.1%
Funded Status
The funded status of the defined benefit and post-retirement benefit plans was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

	As of October 31
	2020	2019	2020	2019	2020	2019
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value of assets — beginning of year	$12,017	$10,018	$969	$850	$404	$388
Acquisition/ deletion of plan	—	—	—	(1)	—	—
Actual return on plan assets	1,260	2,499	22	85	107	44
Employer contributions	34	32	45	44	4	5
Participant contributions	—	—	18	17	45	36
Benefits paid	(422)	(523)	(33)	(28)	(79)	(69)
Settlement	(2,426)	(9)	(7)	(4)	—	—
Currency impact	—	—	50	—	—	—
Transfers	—	—	—	6	—	—
Fair value of assets — end of year	$10,463	$12,017	$1,064	$969	$481	$404
Change in benefits obligation
Projected benefit obligation — beginning of year	$13,191	$11,167	$1,457	$1,227	$390	$397
Acquisition/ deletion of plan	—	—	3	—	—	—
Service cost	—	—	64	57	1	1
Interest cost	412	491	17	24	11	17
Participant contributions	—	—	18	17	45	36
Actuarial loss (gain)	589	2,065	78	219	(10)	35
Benefits paid	(422)	(523)	(33)	(28)	(79)	(69)
Plan amendments	—	—	—	4	(8)	(33)
Curtailment	—	—	—	(63)	—	—
Settlement	(2,426)	(9)	(7)	(4)	—	—
Special termination benefits	—	—	—	—	44	6
Transfers	—	—	—	7	—	—
Currency impact	—	—	67	(3)	—	—
Projected benefit obligation — end of year	$11,344	$13,191	$1,664	$1,457	$394	$390
Funded status at end of year	$(881)	$(1,174)	$(600)	$(488)	$87	$14
Accumulated benefit obligation	$11,344	$13,191	$1,515	$1,320
The weighted-average assumptions used to calculate the projected benefit obligations for the fiscal years ended October 31, 2020 and 2019 were as follows:

	For the fiscal years ended October 31
	2020	2019	2020	2019	2020	2019
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	2.8%	3.2%	1.1%	1.3%	2.3%	2.9%
Expected increase in compensation levels	2.0%	2.0%	2.4%	2.5%	—%	—%
The net amounts of non-current assets and current and non-current liabilities for HP’s defined benefit and post-retirement benefit plans recognized on HP’s Consolidated Balance Sheet were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

	As of October 31
	2020	2019	2020	2019	2020	2019
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Other non-current assets	$—	$—	$20	$14	$93	$21
Other current liabilities	(35)	(36)	(8)	(7)	(5)	(6)
Other non-current liabilities	(846)	(1,138)	(612)	(495)	(1)	(1)
Funded status at end of year	$(881)	$(1,174)	$(600)	$(488)	$87	$14
The following table summarizes the pre-tax net actuarial loss (gain) and prior service benefit recognized in Accumulated other comprehensive loss for the defined benefit and post-retirement benefit plans.

	As of October 31, 2020
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$1,119	$475	$(220)
Prior service benefit	—	(10)	(90)
Total recognized in Accumulated other comprehensive loss (gain)	$1,119	$465	$(310)

The following table summarizes HP’s pre-tax net actuarial loss (gain) and prior service benefit that are expected to be amortized from Accumulated other comprehensive loss and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

	As of October 31, 2020
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$59	$54	$(17)
Prior service benefit	—	(2)	(11)
Total expected to be recognized in net periodic benefit cost (credit)	$59	$52	$(28)
Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2020	2019	2020	2019
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$10,463	$12,017	$998	$905
Aggregate projected benefit obligation	$11,344	$13,191	$1,620	$1,410
Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

	As of October 31
	2020	2019	2020	2019
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$10,463	$12,017	$920	$838
Aggregate accumulated benefit obligation	$11,344	$13,191	$1,419	$1,226

Fair Value of Plan Assets
The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2020. Refer to Note 9, “Fair Value” for details on fair value hierarchy. Certain investments that are measured at fair value using the Net Asset Value (“NAV”) per share as a practical expedient have not been categorized in the fair value hierarchy.  The fair value amounts presented in this table provide a reconciliation of the fair value hierarchy to the total value of plan assets.

	As of October 31, 2020
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities(1)	$283	$51	$—	$334	$7	$75	$—	$82	$1	$1		$2
Debt securities(2)
Corporate	—	5,891	—	5,891	—	124	—	124	—	53	—	53
Government	—	1,758	—	1,758	—	4	—	4	—	136	—	136
Real Estate Funds	—	—	—	—	1	28	—	29	—	—	—	—
Insurance Contracts	—	—	—	—	—	90	—	90	—	—	—	—
Common Collective Trusts and 103-12 Investments Entities(3)	—	—	—	—	—	7	—	7	—	—	—	—
Investment Funds(4)	348	—	—	348	—	329	—	329	63		—	63
Cash and Cash Equivalents(5)	11	61	—	72	25	—	—	25	—	1	—	1
Other(6)	(466)	(19)	—	(485)	1	19	—	20	(16)		—	(16)
Net plan assets subject to leveling	$176	$7,742	$—	$7,918	$34	$676	$—	$710	$48	$191	$—	$239

Investments using NAV as a Practical Expedient(7)				2,545				354				242
Investments at Fair Value				$10,463				$1,064				$481

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

     The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2019.

	As of October 31, 2019
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities(1)	$697	$58	$—	$755	$132	$8	$—	$140	$—	$1	$—	$1
Debt securities(2)
Corporate	—	6,098	—	6,098	—	139	—	139	—	40	—	40
Government	—	2,979	—	2,979	—	19	—	19	—	61	—	61
Real Estate Funds	—	—	—	—	1	69	—	70	—	—	—	—
Insurance Contracts	—	—	—	—	—	78	—	78	—	—	—	—
Common Collective Trusts and 103-12s(3)	—	—	—	—	—	7	—	7	—	—	—	—
Investment Funds(4)	324	—	—	324	—	311	—	311	57	—	—	57
Cash and Cash Equivalents(5)	4	62	—	66	18	—	—	18	—	2	—	2
Other(6)	(517)	(488)	—	(1,005)	1	16	—	17	(16)	—	—	(16)
Net plan assets subject to leveling	$508	$8,709	$—	$9,217	$152	$647	$—	$799	$41	$104	$—	$145

Investments using NAV as a Practical Expedient(7)				2,800				170				259
Investments at Fair Value				$12,017				$969				$404
(1)Investments in publicly traded equity securities are valued using the closing price on the measurement date as reported on the stock exchange on which the individual securities are traded.
(2)The fair value of corporate, government and asset-backed debt securities is based on observable inputs of comparable market transactions. Also included in this category is debt issued by national, state and local governments and agencies.
(3)Department of Labor 103-12 IE (Investment Entity) designation is for plan assets held by two or more unrelated employee benefit plans which includes limited partnerships and venture capital partnerships. Certain common collective trusts and interests in 103-12 entities are valued using NAV as a practical expedient.
(4)Includes publicly traded funds of investment companies that are registered with the SEC, funds that are not publicly traded and a non-U.S. fund-of-fund arrangement. The non-U.S. fund-of-fund arrangement is a custom portfolio valued at NAV consisting primarily of fixed income and common contractual funds.
(5)Includes cash and cash equivalents such as short-term marketable securities. Cash and cash equivalents include money market funds, which are valued based on NAV. Other assets were classified in the fair value hierarchy based on the lowest level input (e.g., quoted prices and observable inputs) that is significant to the fair value measure in its entirety.
(6)Includes primarily reverse repurchase agreements, unsettled transactions, and derivative instruments.
(7)These investments include alternative investments, which primarily consist of private equities and hedge funds. The valuation of alternative investments, such as limited partnerships and joint ventures, may require significant management judgment. For alternative investments, valuation is based on NAV as reported by the asset manager or investment company and adjusted for cash flows, if necessary. In making such an assessment, a variety of factors are reviewed by management, including but not limited to the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager.
•Private equities include limited partnerships such as equity, buyout, venture capital, real estate and other similar funds that invest in the United States and internationally where foreign currencies are hedged.
•Hedge funds include limited partnerships that invest both long and short primarily in common stocks and credit, relative value, event-driven equity, distressed debt and macro strategies. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks and bonds, and from a net long position to a net short position.
In addition, these investments include the Common Contractual Fund, which is an investment arrangement in which

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

institutional investors pool their assets. Units may be acquired in different sub-funds focused on equities, fixed income, alternative investments and emerging markets. Each sub-fund is invested in accordance with the fund’s investment objective and units are issued in relation to each sub-fund. While the sub-funds are not publicly traded, the custodian strikes a NAV either once or twice a month, depending on the sub-fund. These assets are valued using NAV as a practical expedient. These investments also include Common Collective Trusts and 103-12 Investment Entities as defined in note (3) above and Investment Funds as defined in note (4) above.
 Plan Asset Allocations
Refer to the fair value hierarchy table above for actual assets allocations across the benefit plans. The weighted-average target asset allocations across the benefit plans represented in the fair value tables above were as follows:

	2020 Target Allocation
Asset Category	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
Equity-related investments	29.4%	35.4%	39.6%
Debt securities	70.6%	33.1%	48.4%
Real estate	—%	12.1%	—%
Cash and cash equivalents	—%	3.1%	12.0%
Other	—%	16.3%	—%
Total	100.0%	100.0%	100.0%
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
The target asset allocation selected for each U.S. plan (pension and post-retirement) reflects a risk/return profile HP believes is appropriate relative to each plan’s liability structure and return goals. HP conducts periodic asset-liability studies for U.S. plans to model various potential asset allocations in comparison to each plan’s forecasted liabilities and liquidity needs and to develop a policy glide path which adjusts the asset allocation with funded status. A 2021 asset-liability study is planned to reconfirm the current policy glide path for the U.S. Pension Plan. Due to the strong funded status for the U.S. Pension Plan and the high level of liability hedging in the pension assets, no material changes are anticipated other than additional movement to fixed-income investments in the 401(h) account with the U.S. Pension Plan. HP invests a portion of the U.S. defined benefit plan assets and post-retirement benefit plan assets in private market securities such as private equity funds to provide diversification and a higher expected return on assets.
Outside the United States, asset allocation decisions are typically made by an independent board of trustees for the specific plan. As in the United States, investment objectives are designed to generate returns that will enable the plan to meet its future obligations. In some countries, local regulations may restrict asset allocations, typically leading to a higher percentage of investment in fixed-income securities than would otherwise be deployed. HP reviews the investment strategy and where appropriate, can offer some assistance in the selection of investment managers, with final decisions on asset allocation and investment managers made by the board of trustees for the specific plan.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

 Retirement Incentive Program
As part of the Fiscal 2020 Plan, HP announced the voluntary EER program for its U.S. employees in October 2019. Voluntary participation in the EER program was limited to those employees who were at least 50 years old with 20 or more years of service at HP. Employees accepted into the EER program left HP on dates ranging from December 31, 2019 to September 30, 2020. The EER benefit was a cash lump sum payment which was calculated based on years of service at HP at the time of the retirement and ranging from 13 to 52 weeks of pay.
All employees participating in the EER program were offered the opportunity to continue health care coverage at the active employee contribution rates for up to 36 months following retirement. In addition, HP provided up to $12,000 in employer credits under the Retirement Medical Savings Account (“RMSA”) program. In relation to the continued health care coverage and employer credits under the RMSA program, HP recognized special termination benefit costs of $44 million as restructuring and other charges for the twelve months ended October 31, 2020.
Lump Sum Program
    HP offered a lump sum program during the third quarter of fiscal year 2020. Certain terminated vested participants in the HP Inc. Pension Plan (“Pension Plan”) could elect to take a one-time voluntary lump sum payment equal to the present value of future benefits. Approximately 12,000 participants elected the lump sum option. Payments of $2.2 billion were made from plan assets to the participants in the fourth quarter of fiscal year 2020. A non-cash settlement expense of $214 million arising from the accelerated recognition of previously deferred actuarial losses was recorded in the fourth quarter of fiscal year 2020.
Future Contributions and Funding Policy
In fiscal year 2021, HP expects to contribute approximately $77 million to its non-U.S. pension plans, $34 million to cover benefit payments to U.S. non-qualified plan participants and $5 million to cover benefit claims for HP’s post-retirement benefit plans. HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
Estimated Future Benefits Payments
As of October 31, 2020, HP estimates that the future benefits payments for the retirement and post-retirement plans are as follows:

Fiscal year	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2021	$680	$43	$47
2022	680	41	44
2023	682	45	33
2024	690	50	27
2025	699	55	27
Next five fiscal years to October 31, 2030	3,306	323	131

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

	For the fiscal years ended October 31
	2020	2019	2018
	In millions
Stock-based compensation expense	$278	$297	$268
Income tax benefit	(48)	(47)	(59)
Stock-based compensation expense, net of tax	$230	$250	$209
Cash received from option exercises and purchases under the HP Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP”) was $56 million in fiscal year 2020, $59 million in fiscal year 2019 and $158 million in fiscal year 2018. The benefit realized for the tax deduction from option exercises in fiscal years 2020, 2019 and 2018 was $2 million, $3 million and $23 million, respectively.

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
Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. Restricted stock awards and cash-settled awards are generally subject to forfeiture if employment terminates prior to the lapse of the restrictions. Such awards generally vest one to three years from the date of grant. During the vesting period, ownership of the restricted stock cannot be transferred. Restricted stock has the same dividend and voting rights as common stock and is considered to be issued and outstanding upon grant. The dividends paid on restricted stock are non-forfeitable. Restricted stock units do not have the voting rights of common stock, and the shares underlying restricted stock units are not considered issued and outstanding upon grant. However, shares underlying restricted stock units are included in the calculation of diluted net EPS. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. HP expenses the fair value of restricted stock awards ratably over the period during which the restrictions lapse. The majority of restricted stock units issued by HP contain only service vesting conditions. HP also grants performance-adjusted restricted stock units which vest only on the satisfaction of both service and the achievement of certain performance goals including market conditions prior to the expiration of the awards.
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
RSU and stock option grants provide for accelerated vesting in certain circumstances as defined in the plans and related grant agreements, including termination in connection with a change in control.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Stock-Based Compensation (Continued)

	For the fiscal years ended October 31
	2020	2019	2018
Expected volatility(1)	27.6%	26.5%	29.5%
Risk-free interest rate(2)	1.6%	2.7%	1.9%
Expected performance period in years(3)	2.9	2.9	2.9
(1)The expected volatility was estimated using the historical volatility derived from HP’s common stock.
(2)The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.
(3)The expected performance period was estimated based on the length of the remaining performance period from the grant date.

A summary of restricted stock units activity is as follows:

	As of October 31
	2020		2019		2018
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Outstanding at beginning of year	29,960	$21	30,784	$18	31,822	$14
Granted	18,109	$20	17,216	$22	16,364	$21
Vested	(14,929)	$20	(16,934)	$16	(15,339)	$15
Forfeited	(3,309)	$21	(1,106)	$20	(2,063)	$17
Outstanding at end of year	29,831	$21	29,960	$21	30,784	$18
The total grant date fair value of restricted stock units vested in fiscal years 2020, 2019 and 2018 was $297 million, $273 million and $224 million, respectively. As of October 31, 2020, total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units was $266 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.
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

	For the fiscal years ended October 31
	2020	2019	2018
Weighted-average fair value(1)	$3	$3	$5
Expected volatility(2)	29.8%	29.8%	29.4%
Risk-free interest rate(3)	1.6%	1.7%	2.5%
Expected dividend yield(4)	4.0%	3.7%	2.6%
Expected term in years(5)	6.0	6.0	5.0
(1)The weighted-average fair value was based on stock options granted during the period.
(2)Expected volatility was estimated based on a blended volatility (50% historical volatility and 50% implied volatility from traded options on HP's common stock).
(3)The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.
(4)The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Stock-Based Compensation (Continued)

(5)For awards subject to service-based vesting, the expected term was estimated using a simplified method; and for performance-contingent awards, the expected term represents an output from the lattice model.
A summary of stock options activity is as follows:

	As of October 31
	2020				2019				2018
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	7,093	$16			7,086	$14			18,067	$13
Granted	996	$18			2,451	$17			54	$21
Exercised	(2,213)	$14			(2,429)	$13			(10,644)	$13
Forfeited/cancelled/expired	(239)	$19			(15)	$10			(391)	$16
Outstanding at end of year	5,637	$17	6.4	$10	7,093	$16	5.7	$15	7,086	$14	4.2	$73
Vested and expected to vest	5,637	$17	6.4	$10	7,093	$16	5.7	$15	7,084	$14	4.2	$73
Exercisable	3,196	$15	4.4	$9	4,707	$14	3.6	$15	4,707	$14	3.7	$49
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of fiscal years 2020, 2019 and 2018. The aggregate intrinsic value is the difference between HP’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in fiscal years 2020, 2019 and 2018 was $12 million, $20 million and $109 million, respectively. The total grant date fair value of options vested in fiscal years 2020, 2019 and 2018 was $3 million, $9 million and $12 million, respectively.
As of October 31, 2020, total unrecognized pre-tax stock-based compensation expense related to stock options was $7 million, which is expected to be recognized over a weighted-average vesting period of 1.5 years.
Employee Stock Purchase Plan
HP sponsors the 2011 ESPP, pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP’s common stock.
Pursuant to the terms of the 2011 ESPP, employees purchase stock under the 2011 ESPP at a price equal to 95% of HP’s closing stock price on the purchase date. No stock-based compensation expense was recorded in connection with those purchases because the criteria of a non-compensatory plan were met. The aggregate number of shares of HP’s stock authorized for issuance under the 2011 ESPP is 100 million. The 2021 ESPP comes into effect on May 1, 2021 upon expiry of the 2011 ESPP. The 2021 ESPP terms are similar to the current ESPP. The aggregate number of shares of HP’s stock authorized for issuance under the 2021 ESPP is 50 million.
Shares Reserved
Shares available for future grant and shares reserved for future issuance under the stock-based incentive compensation plans and the 2011 ESPP were as follows:

	As of October 31
	2020	2019	2018
	In thousands
Shares available for future grant	229,334	265,135	305,767
Shares reserved for future issuance	264,110	301,608	343,076

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings
Provision for Taxes

The domestic and foreign components of earnings before taxes were as follows:

	For the fiscal years ended October 31
	2020	2019	2018
	In millions
U.S.	$884	$(1,021)	$242
Non-U.S.	2,347	3,544	2,771
	$3,231	$2,523	$3,013
The provision for (benefit from) taxes on earnings was as follows:

	For the fiscal years ended October 31
	2020	2019	2018
	In millions
U.S. federal taxes:
Current	$(24)	$(987)	$751
Deferred	(68)	149	(3,132)
Non-U.S. taxes:
Current	319	386	528
Deferred	164	(3)	(563)
State taxes:
Current	23	(160)	61
Deferred	(27)	(14)	41
	$387	$(629)	$(2,314)

As a result of U.S. tax reform, HP revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 35% to a transitional rate of 23.3% in fiscal year 2018. The 2019 and 2020 U.S. federal statutory tax rate is 21%.
The differences between the U.S. federal statutory income tax rate and HP’s effective tax rate were as follows:

	For the fiscal years ended October 31
	2020	2019	2018
U.S. federal statutory income tax rate from operations	21.0%	21.0%	23.3%
State income taxes, net of federal tax benefit	1.4%	1.5%	0.5%
Impact of foreign earnings including GILTI and FDII, net	(6.1)%	(4.4)%	(10.9)%
U.S. Tax Reform enactment	—%	(2.6)%	(35.8)%
Research and development (“R&D”) credit	(0.7)%	(1.1)%	(0.7)%
Valuation allowances	2.3%	(3.7)%	(9.3)%
Uncertain tax positions and audit settlements	(4.1)%	(41.1)%	(50.3)%
Indemnification related items	—%	6.8%	5.2%
Other, net	(1.8)%	(1.3)%	1.2%
	12.0%	(24.9)%	(76.8)%

The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include Puerto Rico, Singapore, China, and Malaysia. HP has elected to treat Global Minimum Tax inclusions as period costs.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)

In fiscal year 2020, HP recorded $244 million of net income tax benefits related to discrete items in the provision for taxes. This amount includes tax benefits related to audit settlements of $124 million in various jurisdictions and $82 million related to restructuring benefits. Additionally, HP recorded benefits of $20 million related to proxy contest costs and $17 million of other net tax benefits. In fiscal year 2020, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
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
As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2029. The gross income tax benefits attributable to these actions and investments were estimated to be $344 million ($0.24 diluted EPS) in fiscal year 2020, $386 million ($0.25 diluted net EPS) in fiscal year 2019 and $578 million ($0.35 diluted net EPS) in fiscal year 2018.

Uncertain Tax Positions
A reconciliation of unrecognized tax benefits is as follows:

	For the fiscal years ended October 31
	2020	2019	2018
	In millions
Balance at beginning of year	$929	$7,771	$10,808
Increases:
For current year’s tax positions	59	79	66
For prior years’ tax positions	71	172	101
Decreases:
For prior years’ tax positions	(89)	(37)	(248)
Statute of limitations expirations	(2)	(15)	(3)
Settlements with taxing authorities	(148)	(7,041)	(2,953)
Balance at end of year	$820	$929	$7,771

As of October 31, 2020, the amount of unrecognized tax benefits was $820 million, of which up to $657 million would affect HP’s effective tax rate if realized. As of October 31, 2019, the amount of unrecognized tax benefits was $929 million of which up to $803 million would affect HP’s effective tax rate if realized. The amount of unrecognized tax benefits decreased by $109 million primarily related to the resolution of various audits. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)

Statements of Earnings. As of October 31, 2020, 2019 and 2018, HP had accrued $34 million, $56 million and $160 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects to complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $107 million within the next 12 months, affecting HP’s effective tax rate if realized.
HP is subject to income tax in the United States and approximately 60 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The IRS is conducting an audit of HP’s 2018 and 2019 income tax returns.
With respect to major state and foreign tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 2002. No material tax deficiencies have been assessed in major state or foreign tax jurisdictions related to ongoing audits as of October 31, 2020.
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
HP has not provided for U.S. federal income and foreign withholding taxes on $5.7 billion of undistributed earnings from non-U.S. operations as of October 31, 2020 because HP intends to reinvest such earnings indefinitely outside of the United States. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. The TCJA taxed HP’s historic earnings and profits of its non-U.S. subsidiaries. HP will remit these taxed reinvested earnings for which deferred U.S. federal and withholding taxes have been provided where excess cash has accumulated and HP determines that it is advantageous for business operations, tax or cash management reasons.

Deferred Income Taxes

The significant components of deferred tax assets and deferred tax liabilities were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)

	As of October 31
	2020	2019
	In millions
Deferred tax assets:
Loss and credit carryforwards	$7,857	$7,856
Intercompany transactions—excluding inventory	509	714
Fixed assets	120	115
Warranty	203	195
Employee and retiree benefits	411	396
Deferred revenue	134	135
Capitalized research and development	203	193
Intangible assets	467	420
Operating lease liabilities	218	—
Investment in partnership	108	14
Other	531	542
Gross deferred tax assets	10,761	10,580
Valuation allowances	(7,976)	(7,930)
Total deferred tax assets	2,785	2,650

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(60)	(27)
Right-of-use assets from operating leases	(203)	—
Other	(32)	(63)
Total deferred tax liabilities	(295)	(90)
Net deferred tax assets	$2,490	$2,560
Deferred tax assets and liabilities included in the Consolidated Balance Sheets as follows:

	As of October 31
	2020	2019
	In millions
Deferred tax assets	$2,515	$2,620
Deferred tax liabilities	(25)	(60)
Total	$2,490	$2,560
 As of October 31, 2020, HP had recorded deferred tax assets for net operating loss (“NOL”) carryforwards as follows:

	Gross NOLs	Deferred Taxes on NOLs	Valuation allowance	Initial Year of Expiration
	In millions
Federal	$291	$61	$(15)	2023
State	2,737	174	(61)	2020
Foreign	26,225	7,378	(7,085)	2022
Balance at end of year	$29,253	$7,613	$(7,161)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)

As of October 31, 2020, HP had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
U.S. foreign tax credits	$35	$(35)	2030
U.S. R&D and other credits	14	—	2040
Tax credits in state and foreign jurisdictions	$321	$(59)	2022
Balance at end of year	$370	$(94)

Deferred Tax Asset Valuation Allowance

The deferred tax asset valuation allowance and changes were as follows:

	For the fiscal years ended October 31
	2020	2019	2018
	In millions
Balance at beginning of year	$7,930	$7,906	$8,807
Income tax (benefit) expense	74	(339)	(897)
Other comprehensive loss (income), currency translation and charges to other accounts	(28)	363	(4)
Balance at end of year	$7,976	$7,930	$7,906

Gross deferred tax assets as of October 31, 2020, 2019 and 2018 were reduced by valuation allowances of $8.0 billion, $7.9 billion and $7.9 billion, respectively. In fiscal year 2020, the deferred tax asset valuation allowance increased by $46 million primarily associated with foreign net operating losses and U.S. deferred tax assets that are anticipated to be realized at a lower effective rate than the federal statutory tax rate due to certain future U.S. international tax reform implications. In fiscal year 2019, the deferred tax asset valuation allowance increased by $24 million primarily associated with the recognition of the income tax consequences of intra-entity transfers other than inventory. This increase was partially offset by the impact of tax rate changes in foreign jurisdictions and state valuation allowance releases. In fiscal year 2018, the deferred tax asset valuation allowance decreased by $901 million primarily associated with foreign net operating losses and U.S. deferred tax assets that are anticipated to be realized at a lower effective rate than the federal statutory tax rate due to certain future U.S. international tax reform implications.

Note 7: Supplementary Financial Information
Accounts Receivable, net

	As of October 31
	2020	2019
	In millions
Accounts receivable	$5,503	$6,142
Allowance for doubtful accounts	(122)	(111)
	$5,381	$6,031

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)

The allowance for doubtful accounts related to accounts receivable and changes were as follows:

	For the fiscal years ended October 31
	2020	2019	2018
	In millions
Balance at beginning of period	$111	$129	$101
Provision for doubtful accounts	62	60	57
Deductions, net of recoveries	(51)	(78)	(29)
Balance at end of period	$122	$111	$129
HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability on the Consolidated Balance Sheets. The recourse obligations as of October 31, 2020 and 2019 were not material. The costs associated with the sales of trade receivables for fiscal year 2020, 2019 and 2018 were not material.
The following is a summary of the activity under these arrangements:

	For the fiscal years ended October 31
	2020	2019	2018
	In millions
Balance at beginning of year (1)	$235	$165	$147
Trade receivables sold	10,474	10,257	10,224
Cash receipts	(10,526)	(10,186)	(10,202)
Foreign currency and other	5	(1)	(4)
Balance at end of year (1)	$188	$235	$165

(1) Amounts outstanding from third parties reported in Accounts Receivable in the Consolidated Balance Sheets.
Inventory

	As of October 31
	2020	2019
	In millions
Finished goods	$3,662	$3,855
Purchased parts and fabricated assemblies	2,301	1,879
	$5,963	$5,734

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)

Other Current Assets

	As of October 31
	2020	2019
	In millions
Supplier and other receivables	$2,092	$1,951
Prepaid and other current assets	1,104	967
Value-added taxes receivable	970	957
Available-for-sale investments(1)	274	—
	$4,440	$3,875
(1)See Note 9 “Fair Value” and Note 10, “Financial Instruments” for detailed information.
Property, Plant and Equipment, Net

	As of October 31
	2020	2019
	In millions
Land, buildings and leasehold improvements	$2,066	$1,977
Machinery and equipment, including equipment held for lease	5,275	5,060
	7,341	7,037
Accumulated depreciation	(4,714)	(4,243)
	$2,627	$2,794
 Depreciation expense was $673 million, $623 million and $448 million in fiscal years 2020, 2019 and 2018, respectively.
Other Non-Current Assets

	As of October 31
	2020	2019
	In millions
Deferred tax assets(1)	$2,515	$2,620
Right-of-use assets from operating leases(2)	1,107	—
Intangible assets(3)	540	661
Other(4)	864	843
	$5,026	$4,124
(1)See Note 6, “Taxes on Earnings” for detailed information.
(2)See Note 1, “Summary of Significant Accounting Policies” and Note 17, “Leases” for detailed information.
(3)See Note 8, “Goodwill and Intangible Assets” for detailed information.
(4)Includes marketable equity securities and mutual funds classified as available-for-sale investments of $58 million and $56 million at October 31, 2020 and 2019, respectively. See Note 10, “Financial Instruments” for detailed information

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)

Other Current Liabilities

	As of October 31
	2020	2019
	In millions
Sales and marketing programs	$3,185	$3,361
Deferred revenue	1,208	1,178
Employee compensation and benefit	1,194	1,103
Other accrued taxes	1,051	1,060
Warranty	746	663
Operating lease liabilities(1)	275	—
Tax liability	223	237
Other	2,960	2,541
	$10,842	$10,143
(1)See Note 1, “Summary of Significant Accounting Policies” and Note 17, “Leases” for detailed information.

Other Non-Current Liabilities

	As of October 31
	2020	2019
	In millions
Pension, post-retirement, and post-employment liabilities	$1,576	$1,762
Deferred revenue	1,072	1,069
Operating lease liabilities(1)	904	—
Tax liability	746	848
Deferred tax liability(2)	25	60
Other	823	848
	$5,146	$4,587
(1)See Note 1, “Summary of Significant Accounting Policies” and Note 17, “Leases” for detailed information.
(2)See Note 6, “Taxes on Earnings” for detailed information.

Interest and other, net

	For the fiscal years ended October 31
	2020	2019	2018
	In millions
Tax indemnifications(1)	$1	$(1,186)	$(662)
Interest expense on borrowings	(239)	(242)	(312)
Non-operating retirement- related credits	240	85	233
Defined benefit plan settlement charges	(214)	—	—
Loss on extinguishment of debt	(40)	—	(126)
Other, net	21	(11)	49
	$(231)	$(1,354)	$(818)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)

(1)Fiscal year ended October 31, 2019 and 2018, includes an adjustment of $764 million and $676 million respectively, of indemnification receivables, primarily related to resolution of various income tax audits settlements. Fiscal year ended October 31, 2019, also includes an adjustment of $417 million pursuant to the termination of the TMA with Hewlett Packard Enterprise.
Net Revenue by Region

	For the fiscal years ended October 31
	2020	2019	2018
	In millions
Americas	$24,414	$25,244	$25,644
Europe, Middle East and Africa	19,624	20,275	20,470
Asia-Pacific and Japan	12,601	13,237	12,358
Total net revenue	$56,639	$58,756	$58,472

Value of Remaining Performance Obligations
    As of October 31, 2020, the estimated value of transaction price allocated to remaining performance obligations was $4.1 billion. HP expects to recognize approximately $1.8 billion of the unearned amount in next 12 months and $2.3 billion thereafter.
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
Costs of Obtaining Contracts and Fulfillment Cost
As of October 31, 2020, deferred contract fulfillment and acquisition costs balances were $65 million and $34 million, respectively, included in Other Current Assets and Other Non-Current Assets in the Consolidated Balance Sheet. During the fiscal year ended October 31, 2020, the Company amortized $98 million of these costs.
As of October 31, 2019, deferred contract fulfillment and acquisition costs balances were $47 million and $30 million, respectively, included in Other Current Assets and Other Non-Current Assets in the Consolidated Balance Sheet. During the twelve months ended October 31, 2019, the Company amortized $108 million of these costs.
Contract Liabilities
As of October 31, 2020 and 2019, HP’s contract liabilities balances were $2.2 billion and $2.1 billion, respectively, included in Other Current Liabilities and Other Non-Current Liabilities in the Consolidated Balance Sheet.
The increase in the contract liabilities balance for fiscal year 2020 was primarily driven by sales of fixed-price support and maintenance services, partially offset by $1.1 billion of revenue recognized that were included in the opening contract liabilities balance as of October 31, 2019.
As of October 31, 2019 and 2018, HP’s contract liabilities balances were $2.1 billion and $1.9 billion, respectively, included in Other Current Liabilities and Other Non-Current Liabilities in the Consolidated Balance Sheet.
The increase in the contract liabilities balance for fiscal year 2019 was primarily driven by sales of fixed-price support and maintenance services, partially offset by $0.9 billion of revenue recognized that were included in the opening contract liabilities balance as of October 31, 2018.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 8: Goodwill and Intangible Assets
Goodwill
Goodwill allocated to HP’s reportable segments and changes in the carrying amount of goodwill were as follows:

	Personal Systems	Printing	Total
	In millions
Balance at October 31, 2018(1)	$2,600	$3,368	$5,968
Acquisitions/adjustments	13	386	399
Foreign currency translation	—	5	5
Balance at October 31, 2019(1)	2,613	3,759	6,372
Acquisitions/adjustments	8	—	8
Foreign currency translation	—	—	—
Balance at October 31, 2020(1)	$2,621	$3,759	$6,380
(1)Goodwill is net of accumulated impairment losses of $0.8 billion related to Corporate Investments.
Goodwill is tested for impairment at the reporting unit level. As of October 31, 2020, our reporting units are consistent with the reportable segments identified in Note 2, “Segment Information”. There were no goodwill impairments in fiscal years 2020, 2019 and 2018. Personal Systems had a negative carrying amount of net assets as of October 31, 2020 and 2019, primarily as a result of a favorable cash conversion cycle.
Intangible Assets
HP’s acquired intangible assets were composed of:

	As of October 31, 2020			As of October 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$382	$149	$233	$385	$122	$263
Technology, patents and trade name	647	340	307	652	254	398
Total intangible assets	$1,029	$489	$540	$1,037	$376	$661

As of October 31, 2020, estimated future amortization expense related to intangible assets was as follows:

Fiscal year	In millions
2021	$115
2022	115
2023	113
2024	79
2025	36
Thereafter	82
Total	$540

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2020				As of October 31, 2019
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents
Corporate debt	$—	$1,700	$—	$1,700	$—	$1,283	$—	$1,283
Financial institution instruments	—	59	—	59	—	—	—	—
Government debt(1)	1,992	181	—	2,173	2,422	—	—	2,422
Available-for-Sale Investments
Corporate debt	—	169	—	169	—	—	—	—
Financial institution instruments	—	32	—	32	—	—	—	—
Government debt(1)	—	73	—	73	—	—	—	—
Marketable equity securities and Mutual funds	5	53	—	58	6	50	—	56
Derivative Instruments
Interest rate contracts	—	4	—	4	—	4	—	4
Foreign currency contracts	—	191	—	191	—	381	—	381
Other derivatives	—	—	—	—	—	7	—	7
Total Assets	$1,997	$2,462	$—	$4,459	$2,428	$1,725	$—	$4,153
Liabilities:
Derivative Instruments
Interest rate contracts	$—	$3	$—	$3	$—	$—	$—	$—
Foreign currency contracts	—	256	—	256	—	165	—	165
Other derivatives	—	3	—	3	—	1	—	1
Total Liabilities	$—	$262	$—	$262	$—	$166	$—	$166
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
Derivative Instruments: From time to time, HP uses forward contracts, interest rate and total return swaps, treasury rate locks and, at times, option contracts to hedge certain foreign currency, interest rate and return on certain investment exposures. HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign exchange rates, and forward and spot prices for currencies and interest rates. See Note 10, “Financial Instruments” for a further discussion of HP’s use of derivative instruments.
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $6.7 billion at October 31, 2020 compared to its carrying amount of $6.2 billion at that date. The fair value of HP’s short- and long-term debt was $5.4 billion as compared to its carrying value of $5.1 billion at October 31, 2019. If measured at fair value in the Consolidated Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of October 31, 2020				As of October 31, 2019
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$1,700	$—	$—	$1,700	$1,283	$—	$—	$1,283
Financial institution instruments	59	—	—	59	—	—	—	—
Government debt	2,173	—	—	2,173	2,422	—	—	2,422
Total cash equivalents	3,932	—	—	3,932	3,705	—	—	3,705
Available-for-Sale Investments:
Corporate debt(1)	169	—	—	169	—	—	—	—
Financial institution instruments(1)	32	—	—	32	—	—	—	—
Government debt(1)	73	—	—	73	—	—	—	—
Marketable equity securities and Mutual funds	42	16	—	58	40	16	—	56
Total available-for-sale investments	316	16	—	332	40	16	—	56
Total cash equivalents and available-for-sale investments	$4,248	$16	$—	$4,264	$3,745	$16	$—	$3,761
(1)HP classifies its marketable debt securities as available-for-sale investments within Other current assets on the Consolidated Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2020 and 2019, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $40 million in fiscal year 2020, $80 million in fiscal year 2019, and $116 million in fiscal year 2018. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2020
	Amortized Cost	Fair Value
	In millions
Due in one year	$274	$274
Non-marketable equity investments in privately held companies are included in Other non-current assets in the Consolidated Balance Sheets. These amounted to $44 million and $46 million as of October 31, 2020 and 2019, respectively.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $90 million and $45 million as of October 31, 2020 and 2019, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of October 31, 2020 and 2019.
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
During the fiscal year 2020, HP terminated interest rate swaps with a notional amount of $0.5 billion that were de-designated as fair value hedges of certain fixed rate debt securities that were extinguished. HP also entered into $0.6 billion notional amount interest rate swaps designated as fair value hedges to convert a portion of newly issued $1.15 billion fixed-rate debt to floating.
Cash Flow Hedges
HP uses forward contracts, treasury rate locks, and at times, option contracts designated as cash flow hedges to protect against the foreign currency exchange and interest rate risks inherent in its forecasted net revenue, cost of revenue, operating expenses and debt issuance. HP’s foreign currency cash flow hedges mature predominantly within twelve months; however, hedges related to long-term procurement arrangements extend several years.
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
In March 2020, HP entered into a series of treasury rate lock agreements with notional amounts totaling $750 million to hedge the exposure to variability in future cash flows resulting from changes in interest rate related to an anticipated issuance of long-term debt. These agreements were designated as cash flow hedges and were settled upon issuance of the senior notes in June 2020 resulting in an immaterial loss recognized in Other Comprehensive Income (Loss). The loss will be reclassified to Interest and other, net over the life of the related debt.
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
As of October 31, 2020 and 2019, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Balance Sheets were as follows:

	As of October 31, 2020					As of October 31, 2019
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$875	$4	$—	$—	$3	$750	$—	$4	$—	$—
Cash flow hedges:
Foreign currency contracts	15,661	148	30	199	37	15,639	260	111	123	28
Total derivatives designated as hedging instruments	16,536	152	30	199	40	16,389	260	115	123	28
Derivatives not designated as hedging instruments
Foreign currency contracts	5,319	13	—	20	—	7,146	10	—	14	—
Other derivatives	142	—	—	3	—	134	7	—	1	—
Total derivatives not designated as hedging instruments	5,461	13	—	23	—	7,280	17	—	15	—
Total derivatives	$21,997	$165	$30	$222	$40	$23,669	$277	$115	$138	$28

Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of October 31, 2020 and 2019, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Derivatives	Financial Collateral		Net Amount
	In millions
As of October 31, 2020
Derivative assets	$195	$—	$195	$156	$4	(1)	$35
Derivative liabilities	$262	$—	$262	$156	$130	(2)	$(24)
As of October 31, 2019
Derivative assets	$392	$—	$392	$113	$259	(1)	$20
Derivative liabilities	$166	$—	$166	$113	$43	(2)	$10
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

Effect of Derivative Instruments in the Consolidated Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship was as follows:

Derivative Instrument	Hedged Item	Location	For the fiscal years ended October 31	Total amounts of income/ (expense) line items in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/ (loss) recognized in earnings on derivative instrument	(Loss)/ gain recognized in earnings on hedged item
				In millions
Interest rate contracts	Fixed-rate debt	Interest and other, net	2020	$(231)	$6	$(6)
			2019	(1,354)	27	(27)
			2018	(818)	(11)	11

The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive loss was as follows:

	For the fiscal years ended October 31
	2020	2019	2018
	In millions
(Loss)/ gain recognized in Accumulated other comprehensive loss on derivatives:
Foreign currency contracts	$(197)	$252	$341
Interest rate contracts	$(4)	$—	$—

The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Total amounts of income/ (expense) line items in the statement of financial performance in which the effects of cash flow hedges are recorded			Gain/ (loss) reclassified from Accumulated other comprehensive loss into earnings
	For the fiscal years ended October 31			For the fiscal years ended October 31
	2020	2019	2018	2020	2019	2018
	In millions			In millions
Net revenue	$56,639	$58,756	$58,472	$108	$425	$(239)
Cost of revenue	(46,202)	(47,586)	(47,803)	(25)	(43)	(18)
Operating expenses	(6,975)	(7,293)	(6,838)	2	(2)	(1)
Total	$3,462	$3,877	$3,831	$85	$380	$(258)
As of October 31, 2020, HP expects to reclassify an estimated Accumulated other comprehensive loss of approximately $57 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive loss based on the change of market rate, and therefore could have different impact on earnings.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Statements of Earnings for fiscal years 2020, 2019 and 2018 was as follows:

	Gain/ (loss) recognized in earnings on derivative instrument
	Location	2020	2019	2018
		In millions
Foreign currency contracts	Interest and other, net	$40	$(119)	$35
Other derivatives	Interest and other, net	(9)	14	(9)
Total		$31	$(105)	$26

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11: Borrowings

Notes Payable and Short-Term Borrowings

	As of October 31
	2020		2019
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Current portion of long-term debt	$633	4.0%	$307	3.6%
Notes payable to banks, lines of credit and other	41	1.6%	50	2.0%
	$674		$357
Long-Term Debt

	As of October 31
	2020	2019
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	$—	$648
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	—	667
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	412	538
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	586	695
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
2019 Shelf Registration Statement:
$1,150 issued at discount to par at a price of 99.769% in June 2020 at 2.2%, due June 2025	1,148	—
$1,000 issued at discount to par at a price of 99.718% in June 2020 at 3.0%, due June 2027	997	—
$850 issued at discount to par at a price of 99.790% in June 2020 at 3.4%, due June 2030	848	—
	5,689	4,246
Other borrowings at 0.51%-9.00%, due in fiscal years 2021-2027	522	853
Fair value adjustment related to hedged debt	2	4
Unamortized debt issuance cost	(37)	(16)
Current portion of long-term debt	(633)	(307)
Total long-term debt	$5,543	$4,780
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Borrowings (Continued)

As of October 31, 2020, aggregate future maturities of debt at face value (excluding unamortized debt issuance cost of $37 million and discounts on debt issuance of $9 million less fair value adjustment related to hedged debt of $2 million), including other financing obligations were as follows:

Fiscal year	In millions
2021	$679
2022	1,230
2023	95
2024	45
2025	1,161
Thereafter	3,051
Total	$6,261
Extinguishment of Debt
In June 2020, HP commenced and completed the Tender Offer to purchase approximately $0.7 billion in aggregate principal amount of its outstanding US Dollar 3.750% Global Notes due December 1,2020, 4.300% Global Notes due June 1, 2021, 4.375% Global Notes due September 15, 2021 and 4.650% Global Notes due December 9, 2021. This extinguishment of debt resulted in a net loss of $23 million, which was recorded as Interest and other, net on the Consolidated Statements of Earnings.
On July 22, 2020, HP redeemed the remaining aggregate principal amounts of $0.5 billion in outstanding U.S. Dollar 3.750% Global Notes due December 1, 2020 and $0.4 billion in outstanding U.S. Dollar 4.300% Global Notes due June 1, 2021. This extinguishment of debt resulted in a net loss of $17 million, which was recorded as Interest and other, net on the Consolidated Statements of Earnings.
As part of the above transactions, HP terminated and settled interest rate swaps with a notional of $0.5 billion that were de-designated as fair value hedges.
Commercial Paper
As of October 31, 2020, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.
Credit Facilities
As of October 31, 2020, HP maintained a $4.0 billion senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until March 30, 2023. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP’s external credit ratings.
On May 29, 2020, we entered into a 364-day revolving credit facility providing for a senior unsecured revolving credit facility with aggregate lending commitments of $1.0 billion. Commitments under the 364-day revolving credit facility will be available until May 28, 2021. Funds borrowed under this revolving credit facility may be used for general corporate purposes.
As of October 31, 2020, HP was in compliance with the financial covenants in the credit agreements governing the revolving credit facilities.
Available Borrowing Resources
As of October 31, 2020, HP had available borrowing resources of $725 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facilities.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. In fiscal year 2020, HP executed share repurchases of 168 million shares and settled total shares for $3.1 billion. In fiscal year 2019, HP executed share repurchases of 118 million shares and settled total shares for $2.4 billion. In fiscal year 2018, HP executed share repurchases of 111 million shares and settled total shares for $2.6 billion. Share repurchases executed during fiscal years 2020, 2019, and 2018 included 2.3 million shares, 0.9 million shares, and 1.0 million shares settled in November 2020, November 2019, and November 2018, respectively.
The shares repurchased in fiscal years 2020, 2019 and 2018 were all open market repurchase transactions. On February 22, 2020, HP’s Board of Directors increased HP’s share repurchase authorization to $15.0 billion in total. As of October 31, 2020, HP had approximately $12.7 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
Shareholder Rights Plan
On February 20, 2020, HP’s Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of HP’s common stock to shareholders of record on March 2, 2020. The dividend distribution was made on March 2, 2020. The rights were set to expire on February 20, 2021, unless terminated earlier by HP’s Board of Directors. The Board of Directors terminated the shareholder rights plan, effective June 25, 2020, and at the time of the termination, all rights distributed to holders of HP’s common stock under the shareholder rights plan expired.
Taxes related to Other Comprehensive (Loss) Income

	For the fiscal years ended October 31
	2020	2019	2018
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax benefit on unrealized losses arising during the period	$—	$—	$1

Tax effect on change in unrealized components of cash flow hedges:
Tax benefit (provision) on unrealized (losses) gains arising during the period	20	(37)	(42)
Tax provision (benefit) on (gains) losses reclassified into earnings	28	46	(26)
	48	9	(68)
Tax effect on change in unrealized components of defined benefit plans:
Tax benefit on losses arising during the period	11	64	—
Tax provision on amortization of actuarial loss and prior service benefit	(19)	(11)	(11)
Tax provision on curtailments, settlements and other	(41)	(104)	(2)
	(49)	(51)	(13)
Tax effect on change in cumulative translation adjustment	2	—	—
Tax benefit (provision) on other comprehensive (loss) income	$1	$(42)	$(80)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 12: Stockholders’ Deficit (Continued)

Changes and reclassifications related to Other Comprehensive (Loss) Income, net of taxes

	For the year ended October 31
	2020	2019	2018
	In millions
Other comprehensive (loss) income, net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$2	$1	$(2)
Losses (gains) reclassified into earnings	—	3	(5)
	2	4	(7)
Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(181)	215	299
(Gains) losses reclassified into earnings	(57)	(334)	232
	(238)	(119)	531
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(18)	(239)	11
Amortization of actuarial loss and prior service benefit(1)	64	32	37
Curtailments, settlements and other	174	(62)	1
	220	(269)	49
Change in cumulative translation adjustment:	(2)	4	—
Other comprehensive (loss) income, net of taxes	$(18)	$(380)	$573
(1)These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4,
    “Retirement and Post-Retirement Benefit Plans”.
The components of Accumulated other comprehensive loss, net of taxes as of October 31, 2020 and changes during fiscal year 2020 were as follows:

	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$9	$172	$(1,410)	$4	$(1,225)
Other comprehensive loss before reclassifications	2	(181)	(18)	(2)	(199)
Reclassifications of (gains) losses into earnings	—	(57)	64	—	7
Reclassifications of curtailments, settlements and other into earnings	—	—	174	—	174
Balance at end of period	$11	$(66)	$(1,190)	$2	$(1,243)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	For the fiscal years ended October 31
	2020	2019	2018
	In millions, except per share amounts
Numerator:
Net earnings	$2,844	$3,152	$5,327
Denominator:
Weighted-average shares used to compute basic net EPS	1,413	1,515	1,615
Dilutive effect of employee stock plans	7	9	19
Weighted-average shares used to compute diluted net EPS	1,420	1,524	1,634
Net earnings per share:
Basic	$2.01	$2.08	$3.30
Diluted	$2.00	$2.07	$3.26
Anti-dilutive weighted-average stock-based compensation awards(1)	13	7	—
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 14: Litigation and Contingencies
     HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of October 31, 2020, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
Reprobel SCRL (“Reprobel”), a collecting society administering the remuneration for reprography to Belgian copyright holders, requested by extrajudicial means that HP amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the Brussels Court of First Instance in Belgium, seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that payments already made by HP are sufficient to comply with its obligations. The Brussels Court of Appeal (the “Court of Appeal”) stayed the proceedings and referred several questions to the Court of Justice of the European Union (“CJEU”). On November 12, 2015, the CJEU published its judgment providing that a national legislation such as the Belgian one at issue in the main proceedings is incompatible with EU law on multiple legal points, as argued by HP, and returned the proceedings to the referring court. On May 12, 2017, the Court of Appeal held that (1) reprographic copyright levies are due notwithstanding the lack of conformity of the Belgian system with EU law in certain aspects and (2) the applicable levies are to be calculated based on the objective speed of each MFD as established by an expert appointed by the Court of Appeal. HP appealed this decision before the Belgian Supreme Court on January 18, 2018. The Belgian Supreme Court rejected HP’s appeal on September 24, 2020 and the matter has been remitted to the Court of Appeal, where the expert will give an opinion on the objective speed and amount of compensation due.
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
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging the defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. The operative complaint is the Fourth Amended Complaint, filed on July 9, 2020. Thirty-five named and opt-in plaintiffs remain. By their complaint, plaintiffs seek to represent (1) a putative nationwide ADEA collective comprised of all individuals 40 years of age and older who had their employment terminated pursuant to a WFR plan on or after December 9, 2014 or April 8, 2015, depending on state law; and (2) a putative Rule 23 class under California law comprised of all individuals 40 years of age and older who had their employment terminated in California pursuant to a WFR plan on or after August 18, 2012. Excluded from the putative collective and class are employees who (a) signed a Waiver and General Release Agreement at termination, or (b) signed an Agreement to Arbitrate Claims. A similar purported collective and class are proposed for Hewlett Packard Enterprise, but the time periods start on November 1, 2015. Plaintiffs seek monetary damages in the form of back and front pay and benefits, liquidated damages under the ADEA, punitive damages under the state law claims, an award of attorneys’ fees, and other relief. On August 24, 2020, defendants filed a motion to dismiss or strike allegations from the operative complaint, which the court denied on October 15, 2020. Defendants filed their answers on October 29, 2020.
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
Settlement of Litigation. On July 31, 2020, HP and Neodron entered into an agreement to settle all pending litigation between them on a worldwide basis, and all pending legal actions against one another have been dismissed.
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
Philips Patent Litigation. On September 17, 2020, Koninklijke Philips N.V. and Philips North America LLC (collectively, “Philips”) filed a complaint against HP for patent infringement in federal court for the District of Delaware. On September 18, 2020, Philips filed a companion complaint with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act of 1930 against HP and 8 other sets of respondents. Both the district court complaint and the ITC complaint allege that certain digital video-capable devices and components thereof infringe four of Philips owned patents. On October 16, 2020, the ITC instituted an investigation. The investigation is in its early stages, and the ITC’s final decision is due by February 22, 2022. In the ITC proceeding, Philips seeks an order enjoining respondents from importing, or selling after importation, certain digital video-capable devices and components thereof, including certain PCs, display devices, and components thereof. In the district court action, Philips seeks unspecified damages and an injunction against HP, among other remedies.
Caltech Patent Litigation. On November 11, 2020, the California Institute of Technology (“Caltech”) filed a complaint against HP for patent infringement in the federal court for the Western District of Texas. The complaint alleges infringement of three of Caltech’s patents, U.S. Patent Nos. 7,116,710, 7,421,032 and 7,916,781. The accused products are HP commercial and consumer PCs that comply with the IEEE 802.11n, 802.11ac, and/or 802.11ax standards. Caltech seeks unspecified damages and other relief.
In re HP Inc. Securities Litigation (Electrical Workers Pension Fund, Local 103, I.B.E.W. v. HP Inc., et al.). On February 19, 2020, Electrical Workers Pension Fund, Local 103, I.B.E.W. filed a putative class action complaint against HP, Dion Weisler, Catherine Lesjak, and Steven Fieler in U.S. District Court in the Northern District of California. On May 20,

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Litigation and Contingencies (Continued)

2020, the court appointed the State of Rhode Island, Office of the General Treasurer, on behalf of the Employees’ Retirement System of Rhode Island and Iron Workers Local 580 Joint Funds as Lead Plaintiffs. On July 20, 2020, Lead Plaintiffs filed an amended complaint, which additionally names as defendants Enrique Lores and Christoph Schell. The amended complaint alleges, among other things, that from February 23, 2017 to October 3, 2019, HP and the named officers violated Sections 10(b) and 20(a) of the Exchange Act by making false or misleading statements about HP’s printing supplies business, including HP’s use of its four-box model to predict the demand for supplies. It further alleges that Dion Weisler and Enrique Lores violated Sections 10(b) and 20A of the Exchange Act by allegedly selling shares of HP common stock during this period while in possession of material, non-public adverse information about HP’s print business. Plaintiffs seek compensatory damages and other relief. On October 2, 2020, HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. That motion is due to be fully briefed in early 2021.
York County on behalf of the County of York Retirement Fund v. HP Inc., et al. On November 5, 2020, York County, on behalf of the County of York Retirement Fund, filed a putative class action complaint against HP, Dion Weisler, and Catherine Lesjak in federal court in the Northern District of California. The complaint alleges, among other things, that from November 6, 2015 to June 21, 2016, HP and the named former officers violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business, including information about HP’s channel inventory management and sales practices. Plaintiff seeks compensatory damages and other relief.
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
123Inkt Foundation litigation (Netherlands). On November 23, 2016, a foundation known as Stichting 123Inkt-Huismerk Klanten (the “Foundation”) filed a complaint in district court in Amsterdam against HP Nederland B.V. and HP Inc. arising out of the use of Dynamic Security in certain OfficeJet printers. Digital Revolution B.V. (a.k.a. 123Inkt) established the Foundation to pursue the interests of approximately 960 of its customers who transferred their claims to it. The complaint alleges: (1) violation of right of ownership; (2) destruction and damage to property; (3) computer vandalism; (4) unlawful act; (5) non-compliance; (6) unfair commercial practices; (7) misleading commercial practices; and (8) misleading advertising. The complaint seeks injunctive relief to prohibit use of Dynamic Security, damages, and attorneys’ fees. On December 27, 2017, the District Court dismissed the case and awarded fees to HP. On January 25, 2018, the Foundation filed a summons with the Amsterdam Court of Appeal to appeal. On December 17, 2019, the Court of Appeal set aside the judgment of the District Court, adopted a new decision declaring that HP provided inadequate and partially incorrect information to the Foundation members around September 13, 2016, awarded damages to them in an amount to be later determined, but denied all other claims, including injunctive relief, holding that the use of Dynamic Security is not inherently impermissible and the Foundation lacks legal interest to pursue such action. On March 19, 2020, the Foundation filed a cassation writ of summons with the Supreme Court of the Netherlands (Hoge Raad der Nederlanden) appealing the decision of the Court of Appeal. On May 29, 2020, HP filed its statement of defense and incidental appeal in cassation with the Supreme Court appealing the decision of the Court of Appeal. On October 30, 2020, the parties filed their opening briefs with the Supreme Court.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Litigation and Contingencies (Continued)

Parziale v. HP Inc. (United States). On August 27, 2019, a purported consumer class action was filed against HP in federal court in the Northern District of California arising out of the use of Dynamic Security in certain OfficeJet printers. The complaint alleges two causes of action under Florida Consumer Protection statutes: (1) violation of the Florida Deceptive and Unfair Trade Practices Act, F.S.A. §§ 501.201 et seq., and (2) violation of the Florida Misleading Advertisement Law, F.S.A. §§ 817.41 et seq. The named plaintiff seeks to represent a nationwide class of “[a]ll United States Citizens who, between the applicable statute of limitations and the present, had an HP Printer that was modified to reject third party ink cartridges or refilled HP ink cartridges.” On November 13, 2019, plaintiff filed an amended complaint, adding three causes of action to the case: (1) violation of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030 et seq., (2) trespass to chattels, and (3) tortious interference with business relations. Plaintiff seeks class relief, injunctive relief, damages, including punitive damages, and attorneys’ fees. On December 30, 2019, HP moved to dismiss plaintiff’s amended complaint. On April 24, 2020, the Court granted in part and denied in part HP’s motion to dismiss. The Court dismissed plaintiff’s causes of action under the Florida Consumer Protection statutes, as well as the tortious interference with business relations claim and four of the five claims under the Computer Fraud and Abuse Act. The Court denied HP’s motion to dismiss on the remaining claims and on the request for injunctive relief and granted plaintiff leave to file an amended complaint. On June 5, 2020, plaintiff filed a second amended complaint on behalf of both a nationwide class and a Florida subclass alleging violation of the Florida Deceptive and Unfair Trade Practices Act, violation of the Computer Fraud and Abuse Act, and trespass to chattels. Plaintiff sought class relief, injunctive relief, damages, including punitive damages, and attorneys’ fees. On September 29, 2020, the Court granted HP’s motion to dismiss, dismissing the case in full with prejudice. Plaintiff filed notice of appeal, and its opening brief is due in early 2021.
Consumer Protection Investigation (Italy). On September 26, 2019, the Italian Competition Authority (Autorità Garante della Concorrenza e del Mercato) (“AGCM”) served a Notice of Initiation of Proceedings on HP concerning the investigation of alleged aggressive practices involving undue influence on consumers and alleged misleading actions and omissions regarding the restriction or prevention of the use of third-party ink cartridges in HP printers, accompanied by a request for information. HP submitted its reply to the AGCM’s request for information on November 15, 2019 and has addressed subsequent requests for information. On May 22, 2020, the AGCM gave notice that it intended to expand its investigation into certain alleged warranty practices regarding the use of third-party cartridges. On June 26, 2020, HP submitted its response to the warranty allegations. On December 7, 2020, the AGCM notified HP of the AGCM’s final decision finding that HP engaged in two unfair commercial practices as follows: (a) the information HP provided to consumers about limitations on the use of certain third-party cartridges in HP printers was allegedly misleading pursuant to Articles 20, 21 and 22 of the Italian Consumer Code, and (b) the alleged use of data to deny warranty coverage and certain alleged data collection practices were aggressive pursuant to Articles 20, 24 and 25 of the Italian Consumer Code. The final decision (i) orders HP to end the allegedly unfair commercial practices; (ii) fines HP €5 million for each alleged unfair practice (total €10 million); (iii) requires HP to file a compliance report within 60 days; (iv) orders HP to publicly publish a corrective statement within 120 days; and (v) orders HP to amend the packaging of its printers within 120 days. The fines are payable within 30 days. HP has 60 days to appeal and intends to appeal.
Digital Revolution B.V. v. HP Nederland B.V., et al. (Netherlands). On March 30, 2020, Digital Revolution B.V. (a.k.a. 123Inkt) served a complaint filed in Amsterdam District Court arising out of the use of Dynamic Security in certain HP printers. The complaint alleges several causes of action: (1) abuse of dominant position; (2) misleading advertising; (3) unfair and misleading commercial practice; and (4) misleading comparative advertising. The complaint seeks injunctive relief, including prohibition of Dynamic Security and disclosure of cartridge authentication protocols, damages, and attorneys’ fees. The parties’ initial appearance in front of the Court took place on July 8, 2020. On September 9, 2020, HP filed its defense and a counterclaim for unfair commercial practices and misleading and unlawful comparative advertising against Digital Revolution B.V.
SEC Investigation. In 2017, the Company received a subpoena from the SEC requesting documents regarding HP’s printing supplies business for the time period before June 2016, with a primary focus on the APJ region. HP fully cooperated with the SEC in connection with its investigation. On September 30, 2020, HP settled with the SEC and entered into an administrative resolution that included findings by the SEC that HP violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 and Section 13(a) of the Securities Exchange Act of 1934 and the rules thereunder, by failing to disclose certain known trends and uncertainties regarding supplies sales practices and their impact on margin and supplies channel inventory, and that it provided incomplete disclosures regarding supplies channel inventory in its SEC filings and related earnings calls from November 2015 through June 2016. The SEC order imposed a civil penalty of $6 million. HP neither admitted nor denied the SEC’s findings.

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
The separation and distribution agreement between HP and Hewlett Packard Enterprise includes provisions that provide for the allocation of environmental liabilities including certain remediation obligations; responsibilities arising from the chemical and materials composition of their respective products, their safe use and their energy consumption; obligations under product take back legislation that addresses the collection, recycling, treatment and disposal of products; and other environmental matters. HP will generally be responsible for environmental liabilities related to the properties and other assets, including products, allocated to HP under the separation and distribution agreement and other ancillary agreements. Under these

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Litigation and Contingencies (Continued)

agreements, HP will indemnify Hewlett Packard Enterprise for liabilities for specified ongoing remediation projects, subject to certain limitations, and Hewlett Packard Enterprise has a payment obligation for a specified portion of the cost of those remediation projects. In addition, HP will share with Hewlett Packard Enterprise other environmental liabilities as set forth in the separation and distribution agreement. HP is indemnified in whole or in part by Hewlett Packard Enterprise for liabilities arising from the assets assigned to Hewlett Packard Enterprise and for certain environmental matters as detailed in the separation and distribution agreement.

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
HP’s aggregate product warranty liabilities and changes were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 15: Guarantees, Indemnifications and Warranties (Continued)

	For the fiscal years ended October 31
	2020	2019
	In millions
Balance at beginning of year	$922	$915
Accruals for warranties issued	977	1,051
Adjustments related to pre-existing warranties (including changes in estimates)	38	(3)
Settlements made (in cash or in kind)	(944)	(1,041)
Balance at end of year	$993	$922

Note 16: Commitments
Unconditional Purchase Obligations
As of October 31, 2020, HP had unconditional purchase obligations of $499 million. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancelable without penalty.
As of October 31, 2020, unconditional purchase obligations were as follows:

Fiscal year	In millions
2021	$290
2022	116
2023	47
2024	35
2025	5
Thereafter	6
Total	$499

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 17: Leases
HP determines, at lease inception, whether or not an arrangement contains a lease. A significant portion of the operating lease portfolio includes real estate leases. Additionally, HP has identified embedded operating leases within certain outsourced supply chain contracts. Leasing arrangements typically range in terms from 1 to 13 years with varying renewal and termination options. Substantially all of HP’s leases are considered operating leases. Finance leases, short-term leases and sub-lease income were not material as of October 31, 2020 or for the fiscal year ended October 31, 2020.
Lease terms include options to extend or terminate the lease when it is reasonably certain that HP will exercise such options. HP generally considers the economic life of the ROU assets to be comparable to the useful life of similar owned assets. HP’s leases generally do not provide a residual guarantee.
Operating leases are included in Other non-current assets, Other current liabilities and Other non-current liabilities. Finance leases are included in Property, plant and equipment, net, Notes payable and short-term borrowings and Long-term debt in the Consolidated Balance Sheets.
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
The components of lease expense are as follows:

For the fiscal year ended October 31, 2020
In millions
Operating lease cost	$236
Variable cost	108
Total lease expense	$344
All lease expenses, including variable lease costs, are primarily included in Cost of revenue and Selling, general and administrative expenses in the Consolidated Statements of Earnings based on the use of the facilities.
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
The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments made from variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

For the fiscal year ended October 31, 2020
In millions
Cash paid for amount included in the measurement of lease liabilities	$236
Right-of-use assets obtained in exchange of lease liabilities(1)	$226
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 17: Leases (Continued)

Weighted-average information associated with the measurement of our remaining operating lease liabilities is as follows:

As of October 31, 2020
Weighted-average remaining lease term in years	6
Weighted-average discount rate	3.1%
The following maturity analysis presents expected undiscounted cash outflows for operating leases on an annual basis for the next five years:

Fiscal year	In millions
2021	$303
2022	247
2023	191
2024	131
2025	110
Thereafter	297
Total lease payments	$1,279
Less: Imputed interest	(100)
Total lease liabilities	$1,179
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
There were no material operating leases that HP had entered into and that were yet to commence as of October 31, 2020.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Acquisitions
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

HP INC. AND SUBSIDIARIES
Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	For the three-month fiscal periods ended in fiscal year 2020
	January 31	April 30	July 31	October 31
Net revenue	$14,618	$12,469	$14,294	$15,258
Cost of revenue	11,746	9,976	11,901	12,579
Earnings from operations	865	826	779	992
Net earnings	$678	$764	$734	$668
Net earnings per share:(1)
Basic	$0.47	$0.53	$0.52	$0.50
Diluted	$0.46	$0.53	$0.52	$0.49

Cash dividends paid per share	$0.18	$0.17	$0.18	$0.17

	For the three-month fiscal periods ended in fiscal year 2019
	January 31	April 30	July 31	October 31
Net revenue	$14,710	$14,036	$14,603	$15,407
Cost of revenue	12,098	11,307	11,698	12,483
Earnings from operations	926	928	1,079	944
Net earnings	$803	$782	$1,179	$388
Net earnings per share:(1)
Basic	$0.52	$0.51	$0.79	$0.26
Diluted	$0.51	$0.51	$0.78	$0.26

Cash dividends paid per share	$0.16	$0.16	$0.16	$0.16
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following information is included in HP’s Proxy Statement related to its 2020 Annual Meeting of Stockholders to be filed within 120 days after HP’s fiscal year end of October 31, 2020 (the “Proxy Statement”) and is incorporated herein by reference:
•Information regarding directors of HP who are standing for reelection and any persons nominated to become directors of HP is set forth under “Corporate Governance and Board of Directors—Management Proposal No. 1 Election of Directors.”
•Information regarding HP’s Audit Committee and designated “audit committee financial experts” is set forth under “Corporate Governance and Board of Directors—Management Proposal No. 1 Election of Directors—How We Are Organized—Audit Committee.”
•Information on HP’s code of business conduct and ethics for directors, officers and employees, also known as “Integrity at HP”, is set forth under “Corporate Governance and Board of Directors—Management Proposal No. 1 Election of Directors—How We Govern and Are Governed—Code of Conduct” and information on HP’s Corporate Governance Guidelines is set forth under “—How We Are Selected—Director Nominees and Director Nominees’ Experience and Qualifications” and “—How We Govern and Are Governed—Director Independence.”
ITEM 11. Executive Compensation.
The following information is included in the Proxy Statement and is incorporated herein by reference:
•Information regarding HP’s compensation of its named executive officers is set forth under “Executive Compensation.”
•Information regarding HP’s compensation of its directors is set forth under “Corporate Governance and Board of Directors—Management Proposal No. 1 Election of Directors—How We Are Compensated—Director Compensation and Stock Ownership Guidelines.”
•The report of HP’s HR and Compensation Committee is set forth under “Executive Compensation—Management Proposal No. 3 Advisory Vote to Approve Executive Compensation—HR and Compensation Committee Report on Executive Compensation.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following information is included in the Proxy Statement and is incorporated herein by reference:
•Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Ownership of Our Stock—Common Stock Ownership of Certain Beneficial Owners and Management.”
•Information regarding HP’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Executive Compensation—Management Proposal No. 3 Advisory Vote to Approve Executive Compensation—Equity Compensation Plan Information.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The following information is included in the Proxy Statement and is incorporated herein by reference:
•Information regarding transactions with related persons is set forth under “Corporate Governance and Board of Directors—Management Proposal No. 1 Election of Directors—Related-Person Transactions Policies and Procedures—Fiscal 2020 Related-Person Transactions.”
•Information regarding director independence is set forth under “Corporate Governance and Board of Directors—Management Proposal No. 1 Election of Directors—How We Govern and Are Governed—Director Independence.”

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

(a)The following documents are filed as part of this report:
1.All Financial Statements:
The following financial statements are filed as part of this report under Item 8—“Financial Statements and Supplementary Data.”
2.Financial Statement Schedules:
All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.
3.Exhibits:

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(d)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	February 13, 2019
3(f)	Certificate of Designations of Series A Junior Participating Preferred Stock of HP Inc.	8-K	001-04423	3.1	February 20, 2020
4(a)	Form of Senior Indenture	S-3	333-215116	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-21516	4.2	December 15, 2016
4(c)	Form of Registrant’s 3.750% Global Note due December 1, 2020 and form of related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	December 2, 2010
4(d)	Form of Registrant’s 4.300% Global Note due June 1, 2021 and form of related Officers’ Certificate.	8-K	001-04423	4.5 and 4.6	June 1, 2011
4(e)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(f)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(g)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012
4(h)	Specimen certificate for the Registrant’s common stock.	8-A/A	001-04423	4.1	June 23, 2006
4(i)	First Supplemental Indenture, dated as of March 26, 2018, to the Indenture, dated as of June 1, 2000, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04423	4(j)	June 5, 2018
4(j)	Description of HP Inc.’s securities.	10-K	001-04423	4(j)	December 12, 2019
4(k)	Rights Agreement, dated as of February 20, 2020, between HP Inc. and Equiniti Trust Company, as rights agent, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-04423	4.1	February 20, 2020
4(l)	First Amendment to Rights Agreement, dated as of June 25, 2020, between HP Inc. and Equiniti Trust Company, as rights agent.	8-K	001-04423	4.1	June 26, 2020
4(m)	Indenture, dated as of June 17, 2020, between HP Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-04423	4.1	June 17, 2020
4(n)	Form of 2.200% notes due 2025 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.5	June 17, 2020
4(o)	Form of 3.000% notes due 2027 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.5	June 17, 2020
4(p)	Form of 3.400% notes due 2030 and related Officers’ Certificate.	8-K	001-04423	4.4 and 4.5	June 17, 2020

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Registrant’s 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(e)	Registrant’s Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(f)	Registrant’s Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(h)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(j)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(k)	Form of Option Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(1)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(m)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(q)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(t)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(u)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(y)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(a)(a)	Form of Grant Agreement for grants of restricted stock units.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(b)(b)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2015
10(c)(c)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(e)(e)(e)	March 11, 2015
10(d)(d)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(f)(f)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(g)(g)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(h)(h)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015
10(i)(i)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
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
		10-Q	001-04423	10(k)(k)	March 5, 2019
10(l)(l)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(m)(m)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(n)(n)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)(o)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2017.*	10-K/A	001-04423	10(n)(n)	December 15, 2017
10(p)(p)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective February 28, 2020.*	10-Q	001-04423	10(p)(p)	March 5, 2020
10(q)(q)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(t)(t)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(u)(u)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(v)(v)	First Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-K	001-04423	10(u)(u)	December 15, 2016
10(w)(w)	Second Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-Q	001-04423	10(v)(v)	March 2, 2017
10(x)(x)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(y)(y)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(z)(z)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(a)(a)(a)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(z)(z)	March 2, 2017
10(b)(b)(b)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(a)(a)(a)	March 2, 2017
10(c)(c)(c)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(d)(d)(d)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(e)(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(d)(d)(d)	March 1, 2018
10(f)(f)(f)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(g)(g)(g)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(h)(h)(h)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(i)(i)(i)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(h)(h)(h)	December 13, 2018
10(j)(j)(j)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2018).*	10-Q	001-04423	10.(j)(j)(j)	March 5, 2019
10(k)(k)(k)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018).*	10-Q	001-04423	10.(k)(k)(k)	March 5, 2019
10(l)(l)(l)	Form of Grant Agreement for grants of restricted stock units (for use from July 1, 2019).*	10-Q	001-04423	10.(l)(l)(l)	August 29, 2019
10(m)(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(m)(m)(m)	December 12, 2019
10(n)(n)(n)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(n)(n)(n)	December 12, 2019
10(o)(o)(o)	Form of Grant Agreement for grants of stock options for directors (for use from January 15, 2020).*	10-Q	001-04423	10(m)(m)(m)	March 5, 2020
10(p)(p)(p)	Form of Grant Agreement for grants of restricted stock units for directors (for use from January 15, 2020).*	10-Q	001-04423	10(n)(n)(n)	March 5, 2020
10(q)(q)(q)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(o)(o)(o)	March 5, 2020
10(r)(r)(r)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(p)(p)(p)	March 5, 2020
10(s)(s)(s)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(q)(q)(q)	March 5, 2020
10(t)(t)(t)	Amendment Number One to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(r)(r)(r)	June 5, 2020
10(u)(u)(u)	Amendment Number One to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(s)(s)(s)	June 5, 2020
10(v)(v)(v)	HP Inc. 2021 Employee Stock Purchase Plan.*	10-Q	001-04423	10(t)(t)(t)	June 5, 2020
10(w)(w)(w)	364-Day Credit Agreement, dated as of May 29, 2020, among the Registrant, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(u)(u)(u)	June 5, 2020
10(x)(x)(x)	Amendment Number Two to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective September 21, 2020).*†
10(y)(y)(y)	Amendment Number Two to Registrant's 2005 Executive Deferred Compensation Plan (as amended effective September 21, 2020).*†
21	Subsidiaries of the Registrant as of October 31, 2020.†
23	Consent of Independent Registered Public Accounting Firm.†

Exhibit Number		Incorporated by Reference
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).†

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

ITEM 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 2020	HP INC.
	By:	/s/ MARIE MYERS
Marie Myers Acting Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marie Myers, Kim Rivera and Ruairidh Ross, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ ENRIQUE LORES	President and Chief Executive Officer and Director (Principal Executive Officer)	December 10, 2020
Enrique Lores

/s/ MARIE MYERS	Acting Chief Financial Officer (Principal Financial Officer)	December 10, 2020
Marie Myers

/s/ CLAIRE BRAMLEY	Global Controller (Principal Accounting Officer)	December 10, 2020
Claire Bramley

/s/ AIDA ALVAREZ	Director	December 10, 2020
Aida Alvarez

/s/ SHUMEET BANERJI	Director	December 10, 2020
Shumeet Banerji

/s/ ROBERT R. BENNETT	Director	December 10, 2020
Robert R. Bennett

/s/ CHARLES V. BERGH	Director	December 10, 2020
Charles V. Bergh

/s/ STACY BROWN-PHILPOT	Director	December 10, 2020
Stacy Brown-Philpot

/s/ STEPHANIE BURNS	Director	December 10, 2020
Stephanie Burns

/s/ MARY ANNE CITRINO	Director	December 10, 2020
Mary Anne Citrino

/s/ RICHARD L. CLEMMER	Director	December 10, 2020
Richard L. Clemmer

/s/ YOKY MATSUOKA	Director	December 10, 2020
Yoky Matsuoka

/s/ STACEY MOBLEY	Director	December 10, 2020
Stacey Mobley

/s/ SUBRA SURESH	Director	December 10, 2020
Subra Suresh