Form 10-Q
period 2021-01-31
HP INC
filed 2021-03-05
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
January 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP Inc. common stock outstanding as of January 31, 2021 was 1,252,532,782 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended January 31, 2021
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any statements regarding the potential impact of the COVID-19 pandemic and the actions by governments, businesses and individuals in response to the situation; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can also generally be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Risks, uncertainties and assumptions include factors relating to the effects of the COVID-19 pandemic and the actions by governments, businesses and individuals in response to the situation, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; HP’s ability to execute on its strategic plan, including the previously announced initiatives, business model changes and transformation; execution of planned structural cost reductions and productivity initiatives; HP’s ability to complete any contemplated share repurchases, other capital return programs or other strategic transactions; the need to address the many challenges facing HP’s businesses; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy and business model changes and transformation; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution and reseller landscape; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; successfully competing and maintaining the value proposition of HP’s products, including supplies; the need to manage third-party suppliers, manage HP’s global, multi-tier distribution network, limit potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; the hiring and retention of key employees; the impact of macroeconomic and geopolitical trends and events; risks associated with HP’s international operations; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; disruptions in operations from system security risks, data protection breaches, cyberattacks, extreme weather conditions, medical epidemics or pandemics such as the COVID-19 pandemic, and other natural or manmade disasters or catastrophic events; the impact of changes to federal, state, local and foreign laws and regulations, including environmental regulations and tax laws; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other risks that are described herein and the risks discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this report are made as of the date of this filing and HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended January 31
	2021	2020
	In millions, except per share amounts
Net revenue	$15,646	$14,618
Costs and expenses:
Cost of revenue	12,322	11,746
Research and development	471	400
Selling, general and administrative	1,376	1,290
Restructuring and other charges	121	291
Acquisition-related charges	6	—
Amortization of intangible assets	29	26
Total costs and expenses	14,325	13,753
Earnings from operations	1,321	865
Interest and other, net	(25)	13
Earnings before taxes	1,296	878
Provision for taxes	(228)	(200)
Net earnings	$1,068	$678

Net earnings per share:
Basic	$0.83	$0.47
Diluted	$0.83	$0.46

Weighted-average shares used to compute net earnings per share:
Basic	1,285	1,454
Diluted	1,293	1,460
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended January 31
	2021	2020
	In millions
Net earnings	$1,068	$678
Other comprehensive (loss) income before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	4	1

Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(366)	60
Losses (gains) reclassified into earnings	49	(59)
	(317)	1
Change in unrealized components of defined benefit plans:
Losses arising during the period	(1)	—
Amortization of actuarial loss and prior service benefit	21	20
Curtailments, settlements and other	1	—
	21	20
Change in cumulative translation adjustment	30	6
Other comprehensive (loss) income before taxes	(262)	28
Benefit from (provision for) taxes	32	(11)
Other comprehensive (loss) income, net of taxes	(230)	17
Comprehensive income	$838	$695
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	January 31, 2021	October 31, 2020
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$4,160	$4,864
Accounts receivable, net of allowance for credit losses of $117 and $122 respectively	5,273	5,381
Inventory	6,668	5,963
Other current assets	4,337	4,440
Total current assets	20,438	20,648
Property, plant and equipment, net	2,546	2,627
Goodwill	6,404	6,380
Other non-current assets	5,349	5,026
Total assets	$34,737	$34,681
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$1,238	$674
Accounts payable	14,960	14,704
Other current liabilities	11,682	10,842
Total current liabilities	27,880	26,220
Long-term debt	4,939	5,543
Other non-current liabilities	5,153	5,146
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,253 and 1,304 shares issued and outstanding at January 31, 2021 and October 31, 2020, respectively)	13	13
Additional paid-in capital	984	963
Accumulated deficit	(2,759)	(1,961)
Accumulated other comprehensive loss	(1,473)	(1,243)
Total stockholders’ deficit	(3,235)	(2,228)
Total liabilities and stockholders’ deficit	$34,737	$34,681
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three months ended January 31
	2021	2020
	In millions
Cash flows from operating activities:
Net earnings	$1,068	$678
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	203	198
Stock-based compensation expense	115	109
Restructuring and other charges	121	291
Deferred taxes on earnings	67	117
Other, net	62	54
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	77	1,167
Inventory	(725)	761
Accounts payable	280	(1,919)
Net investment in leases	(17)	(34)
Taxes on earnings	70	(27)
Restructuring and other	(69)	(109)
Other assets and liabilities	(230)	(1)
Net cash provided by operating activities	1,022	1,285
Cash flows from investing activities:
Investment in property, plant and equipment	(131)	(198)
Purchases of available-for-sale securities and other investments	(1)	(311)
Maturities and sales of available-for-sale securities and other investments	274	11
Collateral posted for derivative instruments	(145)	—
Net cash used in investing activities	(3)	(498)
Cash flows from financing activities:
Proceeds from short-term borrowings with original maturities greater than 90 days	6	2
Proceeds from debt, net of issuance costs	20	9
Payment of debt	(68)	(67)
Stock-based award activities and others	(53)	(116)
Repurchase of common stock	(1,378)	(691)
Cash dividends paid	(250)	(256)
Net cash used in financing activities	(1,723)	(1,119)
Decrease in cash and cash equivalents	(704)	(332)
Cash and cash equivalents at beginning of period	4,864	4,537
Cash and cash equivalents at end of period	$4,160	$4,205
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2019	1,457,719	$15	$835	$(818)	$(1,225)	$(1,193)
Net earnings				678		678
Other comprehensive income, net of taxes					17	17
Comprehensive income						695
Issuance of common stock in connection with employee stock plans and other	9,809		(58)			(58)
Repurchases of common stock (Note 10)	(34,182)	(1)	(20)	(682)		(703)
Cash dividends ($0.35 per common share)				(511)		(511)
Stock-based compensation expense			109			109
Adjustment for adoption of accounting standards				27		27
Balance January 31, 2020	1,433,346	$14	$866	$(1,306)	$(1,208)	$(1,634)

Balance October 31, 2020	1,303,927	$13	$963	$(1,961)	$(1,243)	$(2,228)
Net earnings				1,068		1,068
Other comprehensive loss, net of taxes					(230)	(230)
Comprehensive income						838
Issuance of common stock in connection with employee stock plans and other	9,700		(48)			(48)
Repurchases of common stock (Note 10)	(61,095)		(46)	(1,369)		(1,415)
Cash dividends ($0.39 per common share)				(497)		(497)
Stock-based compensation expense			115			115
Balance January 31, 2021	1,252,532	$13	$984	$(2,759)	$(1,473)	$(3,235)
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1: Basis of Presentation
Basis of Presentation
The accompanying Consolidated Condensed Financial Statements of HP and its wholly-owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended October 31, 2020 in the Annual Report on Form 10-K, filed on December 10, 2020. The Consolidated Condensed Balance Sheet for October 31, 2020 was derived from audited financial statements.
Principles of Consolidation
The Consolidated Condensed Financial Statements include the accounts of HP and its subsidiaries and affiliates in which HP has a controlling financial interest or is the primary beneficiary. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of January 31, 2021, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.
Separation Transaction
On November 1, 2015, Hewlett-Packard Company completed the separation of Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), Hewlett-Packard Company’s former enterprise technology infrastructure, software, services and financing businesses (the “Separation”). In connection with the Separation, HP and Hewlett Packard Enterprise entered into a separation and distribution agreement, an employee matters agreement and various other agreements which remain enforceable and provide a framework for the continuing relationships between the parties. For more information on the impacts of these agreements, see Note 12, “Litigation and Contingencies”.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued guidance, which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Furthermore, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. HP adopted the new credit loss standard as of November 1, 2020 using a modified retrospective approach. The cumulative effect upon adoption was not material to the consolidated condensed financial statements.
Accounts receivable
HP records allowance for credit losses for the current expected credit losses (“CECL”) inherent in the asset over its expected life. The allowance for credit losses is maintained based on the relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.
HP records a specific reserve for individual accounts when HP becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. If there are additional changes in circumstances related to the specific customer, HP further adjusts estimates of the recoverability of receivables. HP assesses collectability by pooling receivables where similar risk characteristics exist.
HP maintains an allowance for credit losses for all other customers based on a variety of factors, including the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors, financial condition of customers, length of time receivables are past due, trends in the weighted-average risk rating for the portfolio, macroeconomic conditions, information derived from competitive benchmarking, significant one-time events, and historical experience. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable.
HP has third-party short-term financing arrangements intended to facilitate the working capital requirements of certain customers. These financing arrangements, which in certain cases provide for partial recourse, result in the transfer of HP’s trade receivables to a third-party. HP reflects amounts transferred to, but not yet collected from the third-party in Accounts receivable

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)
in the Consolidated Condensed Balance Sheets. For arrangements involving an element of recourse, the fair value of the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets.
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
Available-for-sale debt securities are reported at fair value with unrealized gains and losses, net of applicable taxes, in Accumulated other comprehensive loss. Unrealized gains and losses on equity securities, credit losses and impairments on available for sale debt securities are recorded in Consolidated Condensed Statements of Earnings. Realized gains and losses on available-for-sale securities are calculated at the individual security level and included in Interest and other, net in the Consolidated Condensed Statements of Earnings.
HP monitors its investment portfolio for potential impairment and credit losses on a quarterly basis. If HP intends to sell a debt security or it is more likely than not that HP will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in Interest and other, net and a new cost basis in the investment is established.
In other cases, if the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be due to credit related reasons, HP records a credit loss allowance, limited by the amount that fair value is less than the amortized cost basis. HP recognizes the corresponding charge in Interest and other, net and the remaining unrealized loss, if any, in Accumulated other comprehensive loss in the Consolidated Condensed Balance Sheets. Factors that HP considers while determining the credit loss allowance includes, but is not limited to, severity and the reason for the decline in value, interest rate changes and counterparty long-term ratings.

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
HP’s operations are organized into three reportable segments: Personal Systems, Printing, and Corporate Investments. HP’s organizational structure is based on many factors that the chief operating decision maker (“CODM”) uses to evaluate, view and run the business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by HP’s CODM to evaluate segment results. The CODM uses several metrics to evaluate the performance of the overall business, including earnings from operations, and uses these results to allocate resources to each of the segments.
A summary description of each segment is as follows:
Personal Systems offers commercial and consumer desktop and notebook personal computers (“PCs”), workstations, thin clients, commercial mobility devices, retail point-of-sale (“POS”) systems, displays and peripherals, software, support and services. HP groups commercial notebooks, commercial desktops, commercial services, commercial mobility devices, commercial detachables and convertibles, workstations, retail POS systems and thin clients into commercial PCs and consumer notebooks, consumer desktops, consumer services and consumer detachables into consumer PCs when describing performance in these markets. Described below are HP’s global business capabilities within Personal Systems:
•Commercial PCs are optimized for use by enterprise, public sector which includes education, and SMB customers, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in the customer’s environment. Additionally, HP offers a range of services and solutions to enterprise, public sector and SMB customers to help them manage the lifecycle of their PC and mobility installed base.
•Consumer PCs are optimized for consumer usage, focusing on gaming, learning and working remotely, consuming multi-media for entertainment, managing personal life activities, staying connected, sharing information, getting things done for work including creating content and staying informed and secure.
Personal Systems groups its global business capabilities into the following business units when reporting business performance:
•Notebooks consists of consumer notebooks, commercial notebooks, mobile workstations and commercial mobility devices;
• Desktops includes consumer desktops, commercial desktops, thin clients, and retail POS systems;
•     Workstations consists of desktop workstations and peripherals; and
•     Other consists of consumer and commercial services as well as other Personal Systems capabilities.
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
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)
Printing groups its global business capabilities into the following business units when reporting business performance:
•Commercial consists of office printing solutions, graphics solutions and 3D printing & digital manufacturing, excluding supplies;
•Consumer consists of home printing solutions, excluding supplies; and
•Supplies comprises a set of highly innovative consumable products, ranging from ink and laser cartridges to media, graphics supplies and 3D printing & digital manufacturing supplies, for recurring use in consumer and commercial hardware.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)
Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	Three months ended January 31
	2021	2020
	In millions
Net revenue:
Notebooks	$7,366	$5,974
Desktops	2,400	2,923
Workstations	382	594
Other	455	401
Personal Systems	10,603	9,892
Supplies	3,146	3,041
Commercial	957	1,076
Consumer	941	607
Printing	5,044	4,724
Corporate Investments	—	1
Total segment net revenue	15,647	14,617
Other	(1)	1
Total net revenue	$15,646	$14,618

Earnings before taxes:
Personal Systems	$758	$662
Printing	998	754
Corporate Investments	(27)	(13)
Total segment earnings from operations	1,729	1,403
Corporate and unallocated costs and other	(136)	(112)
Stock-based compensation expense	(116)	(109)
Restructuring and other charges	(121)	(291)
Acquisition-related charges	(6)	—
Amortization of intangible assets	(29)	(26)
Interest and other, net	(25)	13
Total earnings before taxes	$1,296	$878

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the three months ended January 31, 2021 and 2020 summarized by plan were as follows:

	Fiscal 2020 Plan
	Severance and EER		Non-labor	Other prior-year Plans	Total
	In millions
Accrued balance as of October 31, 2020	$55		$—	$12	$67
Charges	106		11	—	117
Cash payments	(54)		(3)	(8)	(65)
Non-cash and other adjustments	1		(8)	—	(7)
Accrued balance as of January 31, 2021	$108		$—	$4	$112
Total costs incurred to date as of January 31, 2021	$534		$21	$1,817	$2,372

Reflected in Consolidated Condensed Balance Sheets
Other current liabilities	$108		$—	$4	$112

Accrued balance as of October 31, 2019	$76		$—	$66	$142
Charges	256		1	—	257
Cash payments	(82)		(1)	(25)	(108)
Non-cash and other adjustments	(48)	(1)	—	(1)	(49)
Accrued balance as of January 31, 2020	$202		$—	$40	$242
(1)Includes reclassification of liability related to the Enhanced Early Retirement (“EER”) plan of $44 million for certain healthcare and medical savings account benefits to pension and post-retirement plans.
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
Other charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts and proxy contest activities, and are distinct from ongoing operational costs. These costs primarily relate to third-party legal, professional services and other non-recurring costs. For the three months ended January 31, 2021 and 2020, HP incurred $4 million and $34 million of other charges, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2021	2020	2021	2020	2021	2020
	In millions
Service cost	$—	$—	$17	$16	$—	$—
Interest cost	76	103	5	5	2	3
Expected return on plan assets	(127)	(175)	(12)	(11)	(6)	(6)
Amortization and deferrals:
Actuarial loss (gain)	15	16	13	10	(4)	(2)
Prior service benefit	—	—	—	(1)	(3)	(3)
Net periodic benefit (credit) cost	(36)	(56)	23	19	(11)	(8)
Settlement loss	1	—	—	—	—	—
Special termination benefit cost	—	—	—	—	—	44
Total periodic benefit (credit) cost	$(35)	$(56)	$23	$19	$(11)	$36

Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2021, HP anticipates making contributions of approximately $77 million to its non-U.S. pension plans, approximately $34 million to its U.S. non-qualified plan participants and approximately $5 million to cover benefit claims under HP’s post-retirement benefit plans. During the three months ended January 31, 2021, HP contributed $31 million to its non-U.S. pension plans, paid $8 million to cover benefit payments to U.S. non-qualified plan participants and paid $1 million to cover benefit claims under HP’s post-retirement benefit plans.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was 17.5% and 22.8% for the three months ended January 31, 2021 and 2020, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three months ended January 31, 2021 is primarily due to favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. For the three months ended January 31, 2020, HP’s effective tax rate generally differs from the U.S. federal statutory rate of 21% primarily due to the accrual of uncertain tax positions in various jurisdictions, partially offset by favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world.
During the three months ended January 31, 2021, discrete items in the provision for taxes and excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
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
Uncertain Tax Positions
As of January 31, 2021, the amount of gross unrecognized tax benefits was $799 million, of which up to $638 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits decreased by $21 million for the three months ended January 31, 2021, primarily related to the resolution of various audits. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of January 31, 2021 and 2020, HP had accrued $64 million and $61 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects to complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $103 million within the next 12 months, affecting HP’s effective tax rate if realized.
HP is subject to income tax in the United States and approximately 60 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The Internal Revenue Service (“IRS”) is conducting an audit of HP’s 2018 and 2019 income tax returns.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 6: Supplementary Financial Information
Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

Three months ended January 31, 2021
In millions
Balance at beginning of period	$122
Current-period allowance for credit losses	24
Deductions, net of recoveries	(29)
Balance at end of period	$117
HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of January 31, 2021 and October 31, 2020 were not material. The costs associated with the sale of trade receivables for the three months ended January 31, 2021 and 2020 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended January 31
	2021	2020
	In millions
Balance at beginning of period(1)	$188	$235
Trade receivables sold	3,544	2,857
Cash receipts	(3,534)	(3,004)
Foreign currency and other	9	—
Balance at end of period(1)	$207	$88
(1) Amounts outstanding from third parties reported in Accounts receivable in the Consolidated Condensed Balance Sheets.
Inventory

	As of
	January 31, 2021	October 31, 2020
	In millions
Finished goods	$3,868	$3,662
Purchased parts and fabricated assemblies	2,800	2,301
	$6,668	$5,963

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Other Current Assets

	As of
	January 31, 2021	October 31, 2020
	In millions
Supplier and other receivables	$2,285	$2,092
Prepaid and other current assets	1,164	1,104
Value-added taxes receivable	888	970
Available-for-sale investments	—	274
	$4,337	$4,440

Property, Plant and Equipment, net

	As of
	January 31, 2021	October 31, 2020
	In millions
Land, buildings and leasehold improvements	$2,087	$2,066
Machinery and equipment, including equipment held for lease	5,314	5,275
	7,401	7,341
Accumulated depreciation	(4,855)	(4,714)
	$2,546	$2,627

Other Non-Current Assets

	As of
	January 31, 2021	October 31, 2020
	In millions
Deferred tax assets	$2,497	$2,515
Right-of-use assets from operating leases, net	1,105	1,107
Intangible assets	525	540
Deposits and prepaid	705	337
Other	517	527
	$5,349	$5,026

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Other Current Liabilities

	As of
	January 31, 2021	October 31, 2020
	In millions
Sales and marketing programs	$3,338	$3,185
Deferred revenue	1,292	1,208
Other accrued taxes	1,078	1,051
Employee compensation and benefit	926	1,194
Warranty	749	746
Operating lease liabilities	296	275
Tax liability	257	223
Other	3,746	2,960
	$11,682	$10,842

Other Non-Current Liabilities

	As of
	January 31, 2021	October 31, 2020
	In millions
Pension, post-retirement, and post-employment liabilities	$1,517	$1,576
Deferred revenue	1,065	1,072
Operating lease liabilities	903	904
Tax liability	754	746
Deferred tax liability	21	25
Other	893	823
	$5,153	$5,146

Interest and other, net

	Three months ended January 31
	2021	2020
	In millions
Interest expense on borrowings	$(63)	$(58)
Other, net	38	71
	$(25)	$13

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Net revenue by region

	Three months ended January 31
	2021	2020
	In millions
Americas	$6,894	$5,959
Europe, Middle East and Africa	5,497	5,232
Asia-Pacific and Japan	3,255	3,427
Total net revenue	$15,646	$14,618

Value of Remaining Performance Obligations
    As of January 31, 2021, the estimated value of transaction price allocated to remaining performance obligations was $4.0 billion. HP expects to recognize approximately $1.8 billion of the unearned amount in next 12 months and $2.2 billion thereafter.
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
Contract Liabilities
As of January 31, 2021 and October 31, 2020, HP’s contract liabilities balances were $2.3 billion and $2.2 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Consolidated Condensed Balance Sheets.
The increase in the contract liabilities balance for the three months ended January 31, 2021 was primarily driven by sales of fixed-price support and maintenance services, partially offset by $0.4 billion of revenue recognized that were included in the contract liabilities balance as of October 31, 2020.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
    The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2021				As of October 31, 2020
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$1,373	$—	$1,373	$—	$1,700	$—	$1,700
Financial institution instruments	—	—	—	—	—	59	—	59
Government debt(1)	1,799	—	—	1,799	1,992	181	—	2,173
Available-for-Sale Investments:
Corporate debt	—	—	—	—	—	169	—	169
Financial institution instruments	—	—	—	—	—	32	—	32
Government debt(1)	—	—	—	—	—	73	—	73
Mutual funds	6	58	—	64	5	53	—	58
Derivative Instruments:
Interest rate contracts	—	3	—	3	—	4	—	4
Foreign currency contracts	—	66	—	66	—	191	—	191
Other derivatives	—	1	—	1	—	—	—	—
Total assets	$1,805	$1,501	$—	$3,306	$1,997	$2,462	$—	$4,459
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$5	$—	$5	$—	$3	$—	$3
Foreign currency contracts	—	435	—	435	—	256	—	256
Other derivatives	—	1	—	1	—	3	—	3
Total liabilities	$—	$441	$—	$441	$—	$262	$—	$262

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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $6.8 billion as of January 31, 2021, compared to its carrying amount of $6.2 billion at that date. The fair value of HP’s short- and long-term debt was $6.7 billion as of October 31, 2020, compared to its carrying value of $6.2 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of January 31, 2021				As of October 31, 2020
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$1,373	$—	$—	$1,373	$1,700	$—	$—	$1,700
Financial institution instruments	—	—	—	—	59	—	—	59
Government debt	1,799	—	—	1,799	2,173	—	—	2,173
Total cash equivalents	3,172	—	—	3,172	3,932	—	—	3,932
Available-for-Sale Investments:
Corporate debt(1)	—	—	—	—	169	—	—	169
Financial institution instruments(1)	—	—	—	—	32	—	—	32
Government debt(1)	—	—	—	—	73	—	—	73
Mutual funds	44	20	—	64	42	16	—	58
Total available-for-sale investments	44	20	—	64	316	16	—	332
Total cash equivalents and available-for-sale investments	$3,216	$20	$—	$3,236	$4,248	$16	$—	$4,264
(1) HP classifies its marketable debt securities as Available-for-sale investments within Other current assets on the Consolidated Condensed Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of January 31, 2021 and October 31, 2020, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Non-marketable equity securities in privately held companies are included in Other non-current assets in the Consolidated Condensed Balance Sheets. These amounted to $45 million and $44 million as of January 31, 2021 and October 31, 2020, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded for the three months ended January 31, 2021.
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
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $365 million and $90 million as of January 31, 2021 and as of October 31, 2020, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of January 31, 2021 and October 31, 2020.
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
During the quarter, HP entered into an additional $125 million notional amount interest rate swap designated as fair value hedges, to convert a portion of its previously issued $1.15 billion fixed-rate debt to floating.
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
During the three months ended January 31, 2021 and 2020, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
Gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of January 31, 2021					As of October 31, 2020
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$1,000	$3	$—	$—	$5	$875	$4	$—	$—	$3
Cash flow hedges:
Foreign currency contracts	16,035	45	5	327	99	15,661	148	30	199	37
Total derivatives designated as hedging instruments	17,035	48	5	327	104	16,536	152	30	199	40
Derivatives not designated as hedging instruments
Foreign currency contracts	5,989	16	—	9	—	5,319	13	—	20	—
Other derivatives	135	1	—	1	—	142	—	—	3	—
Total derivatives not designated as hedging instruments	6,124	17	—	10	—	5,461	13	—	23	—
Total derivatives	$23,159	$65	$5	$337	$104	$21,997	$165	$30	$222	$40

Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of January 31, 2021 and October 31, 2020, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Condensed Balance Sheets
				Gross Amounts Not Offset
	Gross Amount Recognized (i)	Gross Amount Offset (ii)	Net Amount Presented (iii) = (i)–(ii)	Derivatives (iv)	Financial Collateral (v)		Net Amount (vi) = (iii)–(iv)–(v)
	In millions
As of January 31, 2021
Derivative assets	$70	$—	$70	$62	$—	(1)	$8
Derivative liabilities	$441	$—	$441	$62	$307	(2)	$72
As of October 31, 2020
Derivative assets	$195	$—	$195	$156	$4	(1)	$35
Derivative liabilities	$262	$—	$262	$156	$130	(2)	$(24)
(1)Represents the cash collateral posted by counterparties as of the respective reporting date for HP’s asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
(2)Represents the collateral posted by HP including any re-use of counterparty cash collateral as of the respective reporting date for HP’s liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship were as follows:

Derivative Instrument	Hedged Item	Location	Year	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Three months ended January 31
Interest rate contract	Fixed-rate debt	Interest and other, net	2021	$(25)	$(3)	$3
			2020	$13	$—	$—
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive loss was as follows:

	Three months ended January 31
	2021	2020
	In millions
(Loss)/gain recognized in Accumulated other comprehensive loss on derivatives:
Foreign currency contracts	$(366)	$60
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of cash flow hedges are recorded		Gain/(loss) reclassified from Accumulated other comprehensive loss into earnings
	Three months ended January 31
	2021	2020	2021	2020
	In millions
Net revenue	$15,646	$14,618	$(43)	$61
Cost of revenue	(12,322)	(11,746)	(6)	(1)
Other operating expenses	(2,003)	(2,007)	—	(1)
Total	$1,321	$865	$(49)	$59
As of January 31, 2021, HP expects to reclassify an estimated accumulated other comprehensive loss of $253 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive loss based on the change of market rate, and therefore could have different impact on earnings.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Condensed Statements of Earnings for the three months ended January 31, 2021 and 2020 was as follows:

	Gain/(loss) recognized in earnings on derivative instrument
		Three months ended January 31
	Location	2021	2020
		In millions
Foreign currency contracts	Interest and other, net	$14	$(8)
Other derivatives	Interest and other, net	3	5
Total		$17	$(3)

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of January 31, 2021		As of October 31, 2020
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Current portion of long-term debt	$1,205	4.2%	$633	4.0%
Notes payable to banks, lines of credit and other	33	1.7%	41	1.6%
	$1,238		$674
Long-Term Debt

	As of
	January 31, 2021	October 31, 2020
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	$412	$412
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	586	586
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.00%, due September 2041	1,199	1,199
2019 Shelf Registration Statement:
$1,150 issued at discount to par at a price of 99.769% in June 2020 at 2.2%, due June 2025	1,148	1,148
$1,000 issued at discount to par at a price of 99.718% in June 2020 at 3.0%, due June 2027	997	997
$850 issued at discount to par at a price of 99.790% in June 2020 at 3.4%, due June 2030	848	848
	5,689	5,689
Other borrowings at 0.51%-9.00%, due in calendar years 2021-2028	491	522
Fair value adjustment related to hedged debt	(1)	2
Unamortized debt issuance cost	(35)	(37)
Current portion of long-term debt	(1,205)	(633)
Total long-term debt	$4,939	$5,543
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
Commercial Paper
As of January 31, 2021, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.
Credit Facilities
As of January 31, 2021, HP maintained a $4.0 billion senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until March 30, 2023. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP’s external credit ratings.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Borrowings (Continued)
On May 29, 2020, HP entered into a 364-day revolving credit facility providing for a senior unsecured revolving credit facility with aggregate lending commitments of $1.0 billion. Commitments under the 364-day revolving credit facility will be available until May 28, 2021. Funds borrowed under this revolving credit facility may be used for general corporate purposes.
As of January 31, 2021, HP was in compliance with the financial covenants in the credit agreements governing the revolving credit facilities.
Available Borrowing Resources
As of January 31, 2021, HP had available borrowing resources of $679 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facilities.

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three months ended January 31, 2021, HP executed share repurchases of 61 million shares and settled total shares for $1.4 billion. During the three months ended January 31, 2020, HP executed share repurchases of 34 million and settled total shares for $0.7 billion. Share repurchases executed during the three months ended January 31, 2021 and 2020 included 3.2 million and 1.3 million shares settled in February 2021 and February 2020, respectively.
The shares repurchased during the three months ended January 31, 2021 and 2020 were all open market repurchase transactions. As of January 31, 2021, HP had approximately $11.3 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

Tax effects related to Other Comprehensive Income (Loss)

	Three months ended January 31
	2021	2020
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax provision on unrealized gains arising during the period	$(1)	$—

Tax effect on change in unrealized components of cash flow hedges:
Tax benefit (provision) on unrealized (losses) gains arising during the period	47	(16)
Tax (benefit) provision on losses (gains) reclassified into earnings	(4)	10
	43	(6)
Tax effect on change in unrealized components of defined benefit plans:
Tax benefit on amortization of actuarial loss and prior service benefit	(5)	(5)

Tax effect on change in cumulative translation adjustment	(5)	—
Tax benefit (provision) on other comprehensive (loss) income	$32	$(11)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)
Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended January 31
	2021	2020
	In millions
Other comprehensive (loss) income, net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	$3	$1

Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(319)	44
Losses (gains) reclassified into earnings	45	(49)
	(274)	(5)
Change in unrealized components of defined benefit plans:
Losses arising during the period	(1)	—
Amortization of actuarial loss and prior service benefit(1)	16	15
Curtailments, settlements and other	1	—
	16	15

Change in cumulative translation adjustment	25	6
Other comprehensive (loss) income, net of taxes	$(230)	$17
(1)These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.
The components of Accumulated other comprehensive loss, net of taxes and changes were as follows:

	Three months ended January 31, 2021
	Net unrealized gains on available-for-sale debt securities	Net unrealized (losses) gains on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$11	$(66)	$(1,190)	$2	$(1,243)
Other comprehensive income (loss) before reclassifications	3	(319)	(1)	25	(292)
Reclassifications of losses into earnings	—	45	16	—	61
Reclassifications of settlements into earnings	—	—	1	—	1
Balance at end of period	$14	$(340)	$(1,174)	$27	$(1,473)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended January 31
	2021	2020
	In millions, except per share amounts
Numerator:
Net earnings	$1,068	$678
Denominator:
Weighted-average shares used to compute basic net EPS	1,285	1,454
Dilutive effect of employee stock plans	8	6
Weighted-average shares used to compute diluted net EPS	1,293	1,460
Net earnings per share:
Basic	$0.83	$0.47
Diluted	$0.83	$0.46
Anti-dilutive weighted-average stock-based compensation awards(1)	4	9
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

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of January 31, 2021, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging the defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. The operative complaint is the Fourth Amended Complaint, filed on July 9, 2020. Thirty-five named and opt-in plaintiffs remain. By their complaint, plaintiffs seek to represent (1) a putative nationwide ADEA collective comprised of all individuals 40 years of age and older who had their employment terminated pursuant to a WFR plan on or after December 9, 2014 or April 8, 2015, depending on state law; and (2) a putative Rule 23 class under California law comprised of all individuals 40 years of age and older who had their employment terminated in California pursuant to a WFR plan on or after August 18, 2012. Excluded from the putative collective and class are employees who (a) signed a Waiver and General Release Agreement at termination, or (b) signed an Agreement to Arbitrate Claims. A similar

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
purported collective and class are proposed for Hewlett Packard Enterprise, but the time periods start on November 1, 2015. Plaintiffs seek monetary damages in the form of back and front pay and benefits, liquidated damages under the ADEA, punitive damages under the state law claims, an award of attorneys’ fees, and other relief. On August 24, 2020, defendants filed a motion to dismiss or strike allegations from the operative complaint, which the court denied on October 15, 2020. Defendants filed their answers on October 29, 2020. In December 2020, plaintiffs filed a motion for preliminary certification of the putative nationwide ADEA collectives. The motion is set for hearing on April 15, 2021.
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
HP India filed appeals of the Commissioner’s orders before the Customs, Excise and Service Tax Appellate Tribunal (the “Customs Tribunal”) along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HP India filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP India and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner’s orders. The Customs Tribunal rejected HP India’s request to remand the matter to the Commissioner on procedural grounds. The hearings scheduled to reconvene on April 6, 2015 and again on November 3, 2015 and April 11, 2016 were cancelled at the request of the Customs Tribunal. A hearing scheduled for January 15, 2019 was cancelled. On January 20, 2021, the Customs Tribunal held a virtual hearing during which the judge allowed HP’s application for a physical hearing on the merits as soon as practicable, which will be scheduled when physical hearings resume at court. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has agreed to indemnify HP in part, based on the extent to which any liability arises from the products and spare parts of Hewlett Packard Enterprise’s businesses.
Slingshot Printing LLC Litigation. On June 11, 2019, Slingshot Printing LLC (“Slingshot”) filed three complaints in U.S. District Court in the Western District of Texas alleging HP infringes or has infringed sixteen patents. On September 20, 2019, Slingshot filed a fourth complaint and amended the three earlier complaints, alleging that HP infringes or has infringed thirty-two patents. On December 12, 2019, Slingshot voluntarily dismissed its allegations as to one patent because it did not own a related patent. On January 23, 2020, Slingshot filed a fifth complaint, re-asserting the dismissed patent as well as the related patent. On February 13, 2020, Slingshot voluntarily dismissed its allegations as to another patent, which was asserted in its third complaint. On March 25, 2020, Slingshot voluntarily dismissed its allegations as to an additional patent, which was also asserted in its third complaint. The five complaints assert a total of 31 patents and seek monetary damages. The accused products include inkjet printers, cartridges, and printheads. In December 2020, HP received notice that in September 2020, Slingshot filed two actions in China’s Guangzhou IP Specialized Court that had been removed to Guangdong High Court. The Guangzhou cases assert two patents related to patents in the U.S. litigation. On January 14, 2021, the U.S. Patent and Trademark Office Patent Trial and Appeal Board granted HP’s petitions to challenge the validity of four Slingshot patents and instituted inter partes review. On January 31, 2021, HP and Slingshot entered into an agreement to resolve all litigation.
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
In re HP Inc. Securities Litigation (Electrical Workers Pension Fund, Local 103, I.B.E.W. v. HP Inc., et al.).  On February 19, 2020, Electrical Workers Pension Fund, Local 103, I.B.E.W. filed a putative class action complaint against HP, Dion Weisler, Catherine Lesjak, and Steven Fieler in U.S. District Court in the Northern District of California. On May 20, 2020, the court appointed the State of Rhode Island, Office of the General Treasurer, on behalf of the Employees’ Retirement System of Rhode Island and Iron Workers Local 580 Joint Funds as Lead Plaintiffs. On July 20, 2020, Lead Plaintiffs filed an amended complaint, which additionally names as defendants Enrique Lores and Christoph Schell. The amended complaint alleges, among other things, that from February 23, 2017 to October 3, 2019, HP and the named officers violated Sections 10(b) and 20(a) of the Exchange Act by making false or misleading statements about HP’s printing supplies business, including HP’s use of its four-box model to predict the demand for supplies. It further alleges that Dion Weisler and Enrique Lores violated Sections 10(b) and 20A of the Exchange Act by allegedly selling shares of HP common stock during this period while in possession of material, non-public adverse information about HP’s print business. Plaintiffs seek compensatory damages and other relief. On October 2, 2020, HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court heard the motion on February 5, 2021.
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
Parziale v. HP Inc. (United States). On August 27, 2019, a purported consumer class action was filed against HP in federal court in the Northern District of California arising out of the use of Dynamic Security in certain OfficeJet printers. The complaint alleges two causes of action under Florida Consumer Protection statutes: (1) violation of the Florida Deceptive and Unfair Trade Practices Act, F.S.A. §§ 501.201 et seq., and (2) violation of the Florida Misleading Advertisement Law, F.S.A. §§ 817.41 et seq. The named plaintiff seeks to represent a nationwide class of “[a]ll United States Citizens who, between the applicable statute of limitations and the present, had an HP Printer that was modified to reject third party ink cartridges or refilled HP ink cartridges.” On November 13, 2019, plaintiff filed an amended complaint, adding three causes of action to the case: (1) violation of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030 et seq., (2) trespass to chattels, and (3) tortious interference with business relations. Plaintiff seeks class relief, injunctive relief, damages, including punitive damages, and attorneys’ fees. On December 30, 2019, HP moved to dismiss plaintiff’s amended complaint. On April 24, 2020, the Court granted in part and denied in part HP’s motion to dismiss. The Court dismissed plaintiff’s causes of action under the Florida Consumer Protection statutes, as well as the tortious interference with business relations claim and four of the five claims under the Computer Fraud and Abuse Act. The Court denied HP’s motion to dismiss on the remaining claims and on the request for injunctive relief and granted plaintiff leave to file an amended complaint. On June 5, 2020, plaintiff filed a second amended complaint on behalf of both a nationwide class and a Florida subclass alleging violation of the Florida Deceptive and Unfair Trade Practices Act, violation of the Computer Fraud and Abuse Act, and trespass to chattels. Plaintiff sought class relief, injunctive relief, damages, including punitive damages, and attorneys’ fees. On September 29, 2020, the Court granted HP’s motion to dismiss, dismissing the case in full with prejudice. On January 13, 2021, Plaintiff filed its opening appellate brief with the Ninth Circuit Court of Appeals.
Consumer Protection Investigation (Italy). On September 26, 2019, the Italian Competition Authority (Autorità Garante della Concorrenza e del Mercato) (“AGCM”) served a Notice of Initiation of Proceedings on HP concerning the investigation of alleged aggressive practices involving undue influence on consumers and alleged misleading actions and omissions regarding the restriction or prevention of the use of third-party ink cartridges in HP printers, accompanied by a request for information. HP submitted its reply to the AGCM’s request for information on November 15, 2019 and has addressed subsequent requests for information. On May 22, 2020, the AGCM gave notice that it intended to expand its investigation into certain alleged warranty practices regarding the use of third-party cartridges. On June 26, 2020, HP submitted its response to the warranty allegations. On December 7, 2020, the AGCM notified HP of the AGCM’s final decision finding that HP engaged in two unfair commercial practices as follows: (a) the information HP provided to consumers about limitations on the use of certain third-party cartridges in HP printers was allegedly misleading pursuant to Articles 20, 21 and 22 of the Italian Consumer Code, and (b) the alleged use of data to deny warranty coverage and certain alleged data collection practices were aggressive pursuant to Articles 20, 24 and 25 of the Italian Consumer Code. The final decision (i) orders HP to end the allegedly unfair commercial practices; (ii) fines HP €5 million for each alleged unfair practice (total €10 million); (iii) requires HP to file a compliance report within 60 days; (iv) orders HP to publicly publish a corrective statement within 120 days; and (v) orders HP to amend the packaging of its printers within 120 days. On December 21, 2020, HP paid the imposed fines. On January 27, 2021, the AGCM granted HP a 60-day extension to April 6, 2021 to file its compliance report. On February 5, 2021, HP filed an appeal.
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
Mobile Emergency Housing Corp., et al. v. HP, Inc. (United States). On December 17, 2020, a putative consumer class action was filed against HP in federal court in the Northern District of California arising out of the use of Dynamic Security firmware updates. The complaint alleges seven claims under federal and California law: (1) violation of the federal Computer Fraud and Abuse Act for allegedly causing “damage without authorization” to the plaintiffs’ printers; (2) violation of the California Comprehensive Computer Data Access and Fraud Act; (3) violation of the California False Advertising Law; (4) violation of the “fraudulent” prong of the California Unfair Competition Law (“UCL”); (5) violation of the “unfair” prong of the UCL; (6) violation of the “unlawful” prong of the UCL; and (7) trespass to chattels. Plaintiffs seek to represent a nationwide injunctive-relief class of “all persons in the United States who own a Class Printer” and a monetary relief subclass of those who experienced an error message due to third-party cartridge incompatibility resulting from a firmware update, defining “Class Printers” to include the “HP Color LaserJet Pro M254, HP Color LaserJet Pro MFP M280, HP Color LaserJet Pro MFP M281, and all other models affected” by the firmware updates described in the complaint. On February 10, 2021, HP filed a motion to dismiss the complaint, and in response, on March 2, 2021, plaintiffs amended their complaint. The amended complaint adds an additional named plaintiff, a California state consumer subclass, and a California Consumers Legal Remedies Act claim seeking injunctive relief on behalf of the new plaintiff and the state consumer subclass.
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
Indemnifications
In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify a third-party to such arrangement from any losses incurred relating to the services they perform on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. HP also provides indemnifications to certain vendors and customers against claims of intellectual property infringement made by third parties arising from the vendors’ and customers’ use of HP’s software products and services and certain other matters. Some indemnifications may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

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
HP’s aggregate product warranty liabilities and changes were as follows:

Three months ended January 31, 2021
In millions
Balance at beginning of period	$993
Accruals for warranties issued	88
Adjustments related to pre-existing warranties (including changes in estimates)	13
Settlements made (in cash or in kind)	(93)
Balance at end of period	$1,001

Table of Contents HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 14: Commitments

Unconditional Purchase Obligations
As of January 31, 2021, HP had unconditional purchase obligations of $4.1 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancellable without penalty.
As of January 31, 2021, unconditional purchase obligations were as follows:

Fiscal year	In millions
2021(1)	$954
2022	1,088
2023	995
2024	1,029
2025	30
Thereafter	6
Total	$4,102
(1) Represents expected unconditional purchase obligations for the remaining nine months of the fiscal year 2021.

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
•Results of Operations.  An analysis of our operations financial results comparing the three months ended January 31, 2021 to the prior-year period. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
OVERVIEW
We are a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions, and services. We sell to individual consumers, SMBs and large enterprises, including customers in the government, health, and education sectors. We have three reportable segments: Personal Systems, Printing, and Corporate Investments. The Personal Systems segment offers commercial and consumer desktop and notebook PCs, workstations, thin clients, commercial mobility devices, retail POS systems, displays and peripherals, software, support, and services. The Printing segment provides consumer and commercial printer hardware, supplies, solutions and services. Corporate Investments include HP Labs and certain business incubation and investment projects.
•In Personal Systems, our strategic focus is on profitable growth through innovation and market segmentation. This focus is with respect to enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes. Additionally, we are investing in endpoint services and solutions. We are focused on services, including Device as a Service, as the market begins to shift to contractual solutions, and accelerating in attractive adjacencies such as peripherals. We are driving innovation to enable productivity and collaboration as near-term demand continues for work from home and distance learning as the PC has become an essential tool to create, consume and collaborate. We believe that we are well positioned due to our competitive product lineup.
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
We continue to experience challenges that are representative of trends and uncertainties that may affect our business and results of operations. One set of challenges relates to dynamic market trends that may adversely impact our product mix. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution in an evolving distribution and reseller landscape, with increasing online and omnichannel presence. Additional challenges we face at the segment level are set forth below.
•In Personal Systems, we face challenges with industry component availability which may negatively impact our ability to meet demand and a competitive environment.
•In Printing, we face challenges from a competitive environment, including non-original supplies (which includes imitation, refill or remanufactured alternatives) and in the short-term we face supply constraints particularly in consumer printer hardware and supplies. We also obtain many Printing components from single sources due to technology, availability, price, quality or other considerations. For instance, we source the majority of our A4 and a portion of our A3 portfolio of laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement.
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
Our COVID-19 Response
As we closely monitor the COVID-19 pandemic, we have sought to promote the health, safety, and wellbeing of workers and their loved ones. In response to the COVID-19 pandemic, we have established a cross-functional COVID-19 program management office that meets regularly to review the latest data from our business and site leaders, identify and address emerging risks, and formulate response to actions taken by governments and public policy organizations. We have put in place global policies and protocols based on guidance from healthcare experts and public health leaders, and regularly review and update them to reflect current information and the requirements and recommendations of federal, state, and local authorities. We balance our companywide approach by assessing risk and adjusting our response at the site level, taking into consideration each country's or area's COVID-19 case trends and related measures.
The business impact of the COVID-19 pandemic has created new and different demand dynamics in the market. Our Consumer PCs benefited from the remote working and learning environment, including growth in our gaming and peripherals. We continue to see a mix shift from Commercial to Consumer, Desktops to Notebooks driven by strength in remote working and learning. In Printing, we saw strong demand for Consumer hardware, Supplies and solutions and continue to see progress in Commercial print as the demand in SMBs sector continues to improve. We expect to see a gradual recovery in the overall Commercial print market although that recovery may be uneven given the varying pace of economic recovery and the resurgence of COVID-19 cases in some countries. Our safety protocols and procedures and supply chain operations have allowed our factories to continue to operate safely and with mostly on-time deliveries to our channels and end-customers.
As the COVID-19 pandemic continues, we may experience future disruptions at our manufacturing sites, including those in China and Southeast Asia, as well as those of our suppliers and outsourcing partners. The full extent of the impact of the COVID-19 pandemic on our business, results of operations, cash flows and financial position will depend on many factors that are not within our control, including, but not limited to: the severity, duration and scope of the pandemic, including the impact of coronavirus mutations and resurgences; the effectiveness of actions taken to contain or mitigate the pandemic and prevent or limit any reoccurrence; the development, availability and public acceptance of effective treatments or vaccines; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.
Unsolicited Exchange Offer
On March 2, 2020, Xerox Holdings Corporation (“Xerox”) commenced an unsolicited exchange offer for all outstanding shares of HP’s common stock (the “Offer”). Xerox had also previously nominated candidates for election to HP’s Board of Directors at HP’s 2020 annual meeting of stockholders. On March 31, 2020, Xerox announced that the Offer had been terminated and subsequently withdrew its slate of director nominees. In order to respond to Xerox’s actions, HP incurred certain costs during the three months ended January 31, 2020.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and the disclosure of contingent liabilities. As of January 31, 2021, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods. Our management believes that there have been no significant changes during the three months ended January 31, 2021 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, except as mentioned previously in Note 1, “Basis of Presentation”.

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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2021		2020
	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$15,646	100.0%	$14,618	100.0%
Cost of revenue	12,322	78.8%	11,746	80.4%
Gross profit	3,324	21.2%	2,872	19.6%
Research and development	471	3.0%	400	2.7%
Selling, general and administrative	1,376	8.8%	1,290	8.8%
Restructuring and other charges	121	0.8%	291	2.0%
Acquisition-related charges	6	—%	—	—%
Amortization of intangible assets	29	0.2%	26	0.2%
Earnings from operations	1,321	8.4%	865	5.9%
Interest and other, net	(25)	(0.1)%	13	0.1%
Earnings before taxes	1,296	8.3%	878	6.0%
Provision for taxes	(228)	(1.5)%	(200)	(1.4)%
Net earnings	$1,068	6.8%	$678	4.6%
Net Revenue
For the three months ended January 31, 2021, total net revenue increased 7.0% (increased 6.6% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 15.5% to $5.6 billion, while net revenue from international operations increased 2.8% to $10.0 billion. The increase in total net revenue was primarily driven by growth in Notebooks, Consumer Printing, and Supplies, partially offset by decline in Desktops and Workstations. The increase in net revenue is driven by strong demand from work from home and remote learning.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For the three months ended January 31, 2021, gross margin increased by 1.6 percentage points, as compared to the prior-year period. The increase is driven by favorable pricing and commodity costs in Personal Systems and favorable pricing in Printing particularly in Consumer Printing.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense increased 17.8% for the three months ended January 31, 2021, as compared to the prior-year period,  primarily due to continuing investments in innovation and key growth initiatives.
Selling, General and Administrative (“SG&A”)
SG&A expense increased 6.7% for the three months ended January 31, 2021 as compared to the prior-year period, primarily due to higher variable compensation and litigation settlements.
Restructuring and Other Charges
Restructuring and other charges for the three months ended January 31, 2021 relate primarily to the Fiscal 2020 Plan.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended January 31, 2021 relates primarily to intangible assets resulting from prior acquisitions.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Interest and Other, Net
Interest and other, net expense increased by $38 million and for the three months ended January 31, 2021 as compared to the prior-year period, primarily due to lower Net Periodic Post-retirement Benefit Credit and lower interest income on investment and deposits.
Provision for taxes
Our effective tax rate was 17.5% and 22.8% for the three months ended January 31, 2021 and 2020, respectively. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three months ended January 31, 2021 is primarily due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. For the three months ended January 31, 2020, our effective tax rate generally differs from the U.S. federal statutory rate of 21% primarily due to the accrual of uncertain tax positions in various jurisdictions, partially offset by favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world.
During the three months ended January 31, 2021, discrete items in the provision for taxes and excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
During the three months ended January 31, 2020, we recorded $7 million of net tax benefits related to discrete items in the provision for taxes. This amount included tax benefits of $48 million and $7 million related to restructuring and other net tax benefits, respectively. These benefits were partially offset by uncertain tax position charges of $48 million.  For the period ended January 31, 2020, excess tax benefits associated with stock options, restricted stock units and performance adjusted restricted stock units were immaterial.

Segment Information
A description of the products and services for each segment can be found in Note 2, “Segment Information” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Personal Systems

	Three months ended January 31
	2021	2020	% Change
	Dollars in millions
Net revenue	$10,603	$9,892	7.2%
Earnings from operations	$758	$662	14.5%
Earnings from operations as a % of net revenue	7.1%	6.7%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue		Weighted Net Revenue Change(1)
	2021	2020
	Dollars in millions		Percentage Points
Notebooks	$7,366	$5,974	14.1
Desktops	2,400	2,923	(5.3)
Workstations	382	594	(2.1)
Other	455	401	0.5
Total Personal Systems	$10,603	$9,892	7.2
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended January 31, 2021 compared with three months ended January 31, 2020
    Personal Systems net revenue increased 7.2% (increased 6.4% on a constant currency basis) for the three months ended January 31, 2021 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks, partially offset by Desktops and Workstations. The net revenue increase was driven by a 15.0% growth in unit volume, partially offset by a 6.8% decline in average selling prices (“ASPs”), as compared to the prior-year period. The increase in unit volume was primarily driven by an increase in Notebooks due to strong consumer demand driven by work from home, remote learning and gaming, partially offset by Desktops and Workstations. The decrease in ASPs was due to unfavorable mix shifts across Personal Systems.
Consumer PCs revenue increased 34.1% as compared to the prior-year period, driven by growth in units and higher ASPs. Commercial PCs revenue decreased 6.1% as compared to the prior-year period, primarily driven by lower ASPs and unit declines in Desktops and Workstations, partially offset by unit growth in Notebooks.
Net revenue increased 23.3% in Notebooks and, decreased 17.9% in Desktops and 35.7% in Workstations as compared to the prior-year period.
    Personal Systems earnings from operations as a percentage of net revenue increased by 0.4 percentage points for the three months ended January 31, 2021 as compared to the prior-year period, was driven by an increase in gross margin. The increase in gross margin was primarily due to favorable pricing including lower promotions, favorable commodity costs, and foreign currency impacts, partially offset by higher logistics costs and mix shifts. Operating expenses as a percentage of revenue increased by 0.1 percentage points as compared to prior-year period primarily due to R&D spend in innovation and key growth initiatives.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Printing

	Three months ended January 31
	2021	2020	% Change
	Dollars in millions
Net revenue	$5,044	$4,724	6.8%
Earnings from operations	$998	$754	32.4%
Earnings from operations as a % of net revenue	19.8%	16.0%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue		Weighted Net Revenue Change(1)
	2021	2020
	Dollars in millions		Percentage Points
Supplies	$3,146	$3,041	2.2
Commercial	957	1,076	(2.5)
Consumer	941	607	7.1
Total Printing	$5,044	$4,724	6.8
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended January 31, 2021 compared with three months ended January 31, 2020
Printing net revenue increased 6.8% (increased 7.1% on a constant currency basis) for the three months ended January 31, 2021 as compared to the prior-year period. The increase in net revenue was driven by growth in Consumer and Supplies, partially offset by Commercial. Net revenue for Supplies increased 3.5% as compared to the prior-year period, driven by favorable pricing and inventory replenishment. Printer unit volume increased 15.7% and ASPs increased 1.2% as compared to the prior-year period. The increase in printer unit volume was primarily driven by unit increase in Consumer. Printer ASPs increased primarily due to favorable pricing in Consumer partially offset by mix shifts.
Net revenue for Commercial decreased by 11.1% as compared to the prior-year period, primarily due to 15.9% decrease in ASPs and a 0.2% decrease in printer unit volume. The decrease in ASPs was primarily driven by mix shifts and lower pricing. The printer unit volume remained flat as businesses continue to operate with reduced onsite capacity.
Net revenue for Consumer increased 55.0% as compared to the prior-year period, primarily due to a 31.7% increase in ASPs and a 18.1% increase in printer unit volume. The increase in ASPs was primarily driven by favorable pricing. The printer unit volume increased due to strong demand from working and learning remotely.
Printing earnings from operations as a percentage of net revenue increased by 3.8 percentage points for the three months ended January 31, 2021 as compared to the prior-year period primarily due to increase in gross margin partially offset by higher operating expense as a percentage of revenue. The increase in gross margin is primarily due to favorable pricing including lower promotions in Consumer and Supplies partially offset by mix shifts. Operating expenses as a percentage of revenue increased due to expenses related to higher variable compensation and litigation settlements.
Corporate Investments
The loss from operations in Corporate Investments for the three months ended January 31, 2021 was primarily due to expenses associated with our incubation projects.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. While the impacts from the COVID-19 pandemic are currently expected to be temporary, there is uncertainty around its extent and duration and our liquidity and working capital needs may be impacted in the future periods. We believe that current cash, cash flow from operating activities, new borrowings, available commercial paper authorization and the credit facilities will be sufficient to meet HP’s operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and post-retirement funding requirements, authorized share repurchases and annual dividend payments for the foreseeable future. Additionally, if suitable acquisition opportunities arise, the Company may obtain all or a portion of the required financing through additional borrowings. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 and the market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this report.
On February 5, 2021, HP made a cash payment of $170 million to acquire a company that furthers our focus on leveraging microfluidics technology in the health and wellness space.
On February 24, 2021, we announced a definitive agreement to acquire HyperX, the gaming division of Kingston Technology Company for $425 million, subject to customary working capital and other adjustments. The transaction is expected to close in the second quarter of calendar 2021, pending regulatory review and other customary closing conditions.
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
Liquidity
Our key cash flow metrics were as follows:

	Three months ended January 31
	2021	2020
	In millions
Net cash provided by operating activities	$1,022	$1,285
Net cash used in investing activities	(3)	(498)
Net cash used in financing activities	(1,723)	(1,119)
Net decrease in cash and cash equivalents	$(704)	$(332)
Operating Activities
Compared to the corresponding period in fiscal year 2020, net cash provided by operating activities decreased by $0.3 billion for the three months ended January 31, 2021, primarily due to lower cash generated from working capital activities partially offset by higher earnings from operations.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	January 31, 2021	October 31, 2020	Change	January 31, 2020	October 31, 2019	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	30	32	(2)	30	35	(5)	—
Days of supply in inventory (“DOS”)	49	43	6	38	41	(3)	11
Days of purchases outstanding in accounts payable (“DPO”)	(109)	(105)	(4)	(98)	(107)	9	(11)
Cash conversion cycle	(30)	(30)	—	(30)	(31)	1	—
January 31, 2021 as compared to January 31, 2020
The cash conversion cycle is the sum of days of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for credit losses, by a 90-day average net revenue. The DSO remained flat as of Jan 31, 2021, as compared to prior-year period.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of revenue. The increase in DOS was primarily due to leveraging our balance sheet, particularly through higher strategic buys to better assure supply of commodities and increased demand in Personal Systems.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of revenue. The increase in DPO was primarily due to higher inventory purchasing volume.
Investing Activities
Compared to the corresponding period in fiscal year 2020, net cash used in investing activities decreased by $0.5 billion for the three months ended January 31, 2021, primarily due to decrease in investments classified as available-for-sale investments within Other current assets of $0.6 billion, partially offset by collateral posted for our derivative instruments of $0.1 billion.
Financing Activities
Compared to the corresponding period in fiscal year 2020, net cash used in financing activities increased by $0.6 billion for the three months ended January 31, 2021, primarily due to higher share repurchases.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Depending on these factors, we may, from time to time, incur additional indebtedness or refinance existing indebtedness. Outstanding borrowings remained at $6.2 billion bearing weighted-average interest rates of 3.9% for January 31, 2021 and October 31, 2020.
Our weighted-average interest rate reflects the effective rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 8, “Financial Instruments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of January 31, 2021, we maintain a senior unsecured committed revolving credit facility with aggregate lending commitments of $4.0 billion, which will be available until March 30, 2023 and is primarily to support the issuance of commercial paper. On May 29, 2020, we entered into a 364-day revolving credit facility providing for a senior unsecured revolving credit facility with aggregate lending commitments of $1.0 billion, which will be available until May 28, 2021. Funds borrowed under these revolving credit facilities may be used for general corporate purposes.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Available Borrowing Resources
As of January 31, 2021, we had available borrowing resources of $679 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facilities.
In December 2020, we filed a post-effective amendment to convert the shelf registration statement we initially filed in December 2019 (the “2019 Shelf Registration Statement”) to a non-automatic shelf registration statement because we are no longer a “well-known seasoned issuer”. The 2019 Shelf Registration Statement was declared effective by the SEC on February 25, 2021 and enables us to offer for sale, from time to time, in one or more offerings, $5.0 billion, in the aggregate, of debt securities, common stock, preferred stock, depository shares and warrants.
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

CONTRACTUAL AND OTHER OBLIGATIONS
Unconditional Purchase Obligation
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancellable without penalty. As of January 31, 2021, the Company had outstanding purchase commitments of $4.1 billion. The majority of these commitments are due within five years, see Note 14, “Commitments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Retirement and Post-Retirement Benefit Plan Contributions
As of January 31, 2021, we anticipate making contributions for the remainder of fiscal year 2021 of approximately $46 million to our non-U.S. pension plans, $26 million to cover benefit payments to U.S. non-qualified pension plan participants and $4 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.4 billion. We expect to make future cash payments of $0.2 billion in fiscal year 2021 with remaining cash payments through fiscal year 2023. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of January 31, 2021, we had approximately $522 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HP, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. Our exposure to market risk has not changed materially since October 31, 2020.
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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases during the three months ended January 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
November 2020	17,112	$19.60	17,112	12,344,109
December 2020	24,669	$23.59	24,669	11,762,071
January 2021	18,410	$25.01	18,410	11,301,604
Total	60,191		60,191
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On February 22, 2020, HP’s Board of Directors increased HP’s remaining share repurchase authorization to $15.0 billion in total. HP intends to repurchase shares opportunistically as part of a robust share repurchase program. HP expects to continue share repurchases at an elevated level of at least $1.0 billion per quarter in the coming quarters, unless higher return opportunities emerge. All share repurchases settled in the first quarter of fiscal year 2021 were open market transactions. As of January 31, 2021, HP had approximately $11.3 billion remaining under the share repurchase authorizations.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
The Exhibit Index beginning on page 56 of this report sets forth a list of exhibits.

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
		10-Q	001-04423	10(k)(k)	March 5, 2019
10(l)(l)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(m)(m)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(n)(n)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)(o)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2017.*	10-K/A	001-04423	10(n)(n)	December 15, 2017
10(p)(p)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective February 28, 2020.*	10-Q	001-04423	10(p)(p)	March 5, 2020
10(q)(q)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(t)(t)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(u)(u)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(v)(v)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(w)(w)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(x)(x)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(y)(y)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(z)(z)	March 2, 2017
10(z)(z)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(a)(a)(a)	March 2, 2017
10(a)(a)(a)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(b)(b)(b)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(c)(c)(c)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(d)(d)(d)	March 1, 2018
10(d)(d)(d)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(e)(e)(e)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(f)(f)(f)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(g)(g)(g)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(h)(h)(h)	December 13, 2018

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(h)(h)(h)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2018).*	10-Q	001-04423	10(j)(j)(j)	March 5, 2019
10(i)(i)(i)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018).*	10-Q	001-04423	10(k)(k)(k)	March 5, 2019
10(j)(j)(j)	Form of Grant Agreement for grants of restricted stock units (for use from July 1, 2019).*	10-Q	001-04423	10(l)(l)(l)	August 29, 2019
10(k)(k)(k)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(m)(m)(m)	December 12, 2019
10(l)(l)(l)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(n)(n)(n)	December 12, 2019
10(m)(m)(m)	Form of Grant Agreement for grants of stock options for directors (for use from January 15, 2020).*	10-Q	001-04423	10(m)(m)(m)	March 5, 2020
10(n)(n)(n)	Form of Grant Agreement for grants of restricted stock units for directors (for use from January 15, 2020).*	10-Q	001-04423	10(n)(n)(n)	March 5, 2020
10(o)(o)(o)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(o)(o)(o)	March 5, 2020
10(p)(p)(p)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(p)(p)(p)	March 5, 2020
10(q)(q)(q)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(q)(q)(q)	March 5, 2020
10(r)(r)(r)	Amendment Number One to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(r)(r)(r)	June 5, 2020
10(s)(s)(s)	Amendment Number One to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(s)(s)(s)	June 5, 2020
10(t)(t)(t)	HP Inc. 2021 Employee Stock Purchase Plan.*	10-Q	001-04423	10(t)(t)(t)	June 5, 2020
10(u)(u)(u)	364-Day Credit Agreement, dated as of May 29, 2020, among the Registrant, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(u)(u)(u)	June 5, 2020
10(v)(v)(v)	Amendment Number Two to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective September 21, 2020.*	10-K	001-04423	10(x)(x)(x)	December 10, 2020
10(w)(w)(w)	Amendment Number Two to Registrant's 2005 Executive Deferred Compensation Plan (as amended effective September 21, 2020).*	10-K	001-04423	10(y)(y)(y)	December 10, 2020
10(x)(x)(x)	Form of Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*†
10(y)(y)(y)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*†
10(z)(z)(z)	Form of Grant Agreement for grants of non-qualified stock options.*†
10(a)(a)(a)(a)	Form of Retention Grant Agreement for grants of non-qualified stock options.*†
10(b)(b)(b)(b)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 17, 2020).*†

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(c)(c)(c)(c)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*†
10(d)(d)(d)(d)	Form of Grant Agreement for grants of restricted stock units for directors.*†
10(e)(e)(e)(e)
First Amendment to the Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective February 28, 2020 (as amended effective December 7, 2020)*†

10(f)(f)(f)(f)	Amendment Number Three to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective November 17, 2020).*†
10(g)(g)(g)(g)	Special Advisor to the CEO Agreement dated as of January 16, 2021 by and between the Registrant and Kim Rivera*†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).†

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

HP INC.
/s/ MARIE MYERS
Marie Myers Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: March 5, 2021