Form 10-Q
period 2021-04-30
HP INC
filed 2021-06-04
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP Inc. common stock outstanding as of April 30, 2021 was 1,201,255,498 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended April 30, 2021
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

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

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended April 30		Six months ended April 30
	2021	2020	2021	2020
	In millions, except per share amounts
Net revenue	$15,877	$12,469	$31,523	$27,087
Costs and expenses:
Cost of revenue	12,437	9,976	24,759	21,722
Research and development	514	338	985	738
Selling, general and administrative	1,483	1,216	2,859	2,506
Restructuring and other charges	39	81	160	372
Acquisition-related charges	10	3	16	3
Amortization of intangible assets	32	29	61	55
Total costs and expenses	14,515	11,643	28,840	25,396
Earnings from operations	1,362	826	2,683	1,691
Interest and other, net	(26)	—	(51)	13
Earnings before taxes	1,336	826	2,632	1,704
Provision for taxes	(108)	(62)	(336)	(262)
Net earnings	$1,228	$764	$2,296	$1,442

Net earnings per share:
Basic	$1.00	$0.53	$1.82	$1.00
Diluted	$0.98	$0.53	$1.81	$0.99

Weighted-average shares used to compute net earnings per share:
Basic	1,234	1,435	1,260	1,444
Diluted	1,247	1,440	1,270	1,450
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended April 30		Six months ended April 30
	2021	2020	2021	2020
	In millions
Net earnings	$1,228	$764	$2,296	$1,442
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized (losses) gains arising during the period	—	(2)	4	(1)

Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(21)	231	(387)	291
Losses (gains) reclassified into earnings	149	(53)	198	(112)
	128	178	(189)	179
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	42	(1)	41	(1)
Amortization of actuarial loss and prior service benefit	21	21	42	41
Curtailments, settlements and other	—	1	1	1
	63	21	84	41

Change in cumulative translation adjustment	3	(17)	33	(11)
Other comprehensive income (loss) before taxes	194	180	(68)	208
Provision for taxes	(41)	(22)	(9)	(33)
Other comprehensive income (loss), net of taxes	153	158	(77)	175
Comprehensive income	$1,381	$922	$2,219	$1,617
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	April 30, 2021	October 31, 2020
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$3,424	$4,864
Accounts receivable, net of allowance for credit losses of $133 and $122, respectively	4,990	5,381
Inventory	7,502	5,963
Other current assets	4,175	4,440
Total current assets	20,091	20,648
Property, plant and equipment, net	2,538	2,627
Goodwill	6,524	6,380
Other non-current assets	5,396	5,026
Total assets	$34,549	$34,681
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$1,222	$674
Accounts payable	15,228	14,704
Other current liabilities	11,579	10,842
Total current liabilities	28,029	26,220
Long-term debt	4,917	5,543
Other non-current liabilities	4,963	5,146
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,201 and 1,304 shares issued and outstanding at April 30, 2021 and October 31, 2020, respectively)	12	13
Additional paid-in capital	1,018	963
Accumulated deficit	(3,070)	(1,961)
Accumulated other comprehensive loss	(1,320)	(1,243)
Total stockholders’ deficit	(3,360)	(2,228)
Total liabilities and stockholders’ deficit	$34,549	$34,681
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six months ended April 30
	2021	2020
	In millions
Cash flows from operating activities:
Net earnings	$2,296	$1,442
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	389	396
Stock-based compensation expense	191	172
Restructuring and other charges	160	372
Deferred taxes on earnings	50	114
Other, net	101	153
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	335	856
Inventory	(1,555)	(645)
Accounts payable	515	(518)
Net investment in leases	(38)	(85)
Taxes on earnings	(99)	(149)
Restructuring and other	(115)	(337)
Other assets and liabilities	238	(996)
Net cash provided by operating activities	2,468	775
Cash flows from investing activities:
Investment in property, plant and equipment	(252)	(347)
Proceeds from sale of property, plant and equipment	—	3
Purchases of available-for-sale securities and other investments	(13)	(303)
Maturities and sales of available-for-sale securities and other investments	274	303
Collateral posted for derivative instruments	(154)	—
Payment made in connection with business acquisitions, net of cash acquired	(170)	(36)
Net cash used in investing activities	(315)	(380)
Cash flows from financing activities:
Proceeds from short-term borrowings with original maturities less than 90 days, net	—	613
Proceeds from short-term borrowings with original maturities greater than 90 days	12	11
Proceeds from debt, net of issuance costs	48	58
Payment of debt	(126)	(126)
Stock-based award activities and others	(50)	(112)
Repurchase of common stock	(2,988)	(814)
Cash dividends paid	(489)	(508)
Net cash used in financing activities	(3,593)	(878)
Decrease in cash and cash equivalents	(1,440)	(483)
Cash and cash equivalents at beginning of period	4,864	4,537
Cash and cash equivalents at end of period	$3,424	$4,054
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance January 31, 2020	1,433,346	$14	$866	$(1,306)	$(1,208)	$(1,634)
Net earnings				764		764
Other comprehensive income, net of taxes					158	158
Comprehensive income						922
Issuance of common stock in connection with employee stock plans and other	954					—
Repurchases of common stock (Note 10)	(4,343)		(3)	(94)		(97)
Cash dividends				3		3
Stock-based compensation expense			63			63
Balance April 30, 2020	1,429,957	$14	$926	$(633)	$(1,050)	$(743)

Balance January 31, 2021	1,252,532	$13	$984	$(2,759)	$(1,473)	$(3,235)
Net earnings				1,228		1,228
Other comprehensive income, net of taxes					153	153
Comprehensive income						1,381
Issuance of common stock in connection with employee stock plans and other	717					—
Repurchases of common stock (Note 10)	(51,994)	(1)	(42)	(1,546)		(1,589)
Cash dividends				7		7
Stock-based compensation expense			76			76
Balance April 30, 2021	1,201,255	$12	$1,018	$(3,070)	$(1,320)	$(3,360)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2019	1,457,719	$15	$835	$(818)	$(1,225)	$(1,193)
Net earnings				1,442		1,442
Other comprehensive income, net of taxes					175	175
Comprehensive income						1,617
Issuance of common stock in connection with employee stock plans and other	10,763		(58)			(58)
Repurchases of common stock (Note 10)	(38,525)	(1)	(23)	(776)		(800)
Cash dividends ($0.35 per common share)				(508)		(508)
Stock-based compensation expense			172			172
Adjustment for adoption of accounting standards				27		27
Balance April 30, 2020	1,429,957	$14	$926	$(633)	$(1,050)	$(743)

Balance October 31, 2020	1,303,927	$13	$963	$(1,961)	$(1,243)	$(2,228)
Net earnings				2,296		2,296
Other comprehensive loss, net of taxes					(77)	(77)
Comprehensive income						2,219
Issuance of common stock in connection with employee stock plans and other	10,416		(48)			(48)
Repurchases of common stock (Note 10)	(113,088)	(1)	(88)	(2,915)		(3,004)
Cash dividends ($0.39 per common share)				(490)		(490)
Stock-based compensation expense			191			191
Balance April 30, 2021	1,201,255	$12	$1,018	$(3,070)	$(1,320)	$(3,360)
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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of April 30, 2021, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.
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
Debt and Marketable Equity Securities Investments
HP determines the appropriate classification of its investments at the time of purchase and re-evaluates the classifications at each balance sheet date. Debt and marketable equity securities are generally considered available-for-sale. All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Marketable debt securities with maturities of twelve months or less are classified as short-term investments and marketable debt securities with maturities greater than twelve months are classified based on their availability for use in current operations. Marketable equity securities, including mutual funds, are classified as either short- or long-term based on the nature of each security and its availability for use in current operations.
Available-for-sale debt securities are reported at fair value with unrealized gains and losses, net of applicable taxes, in Accumulated other comprehensive loss. Unrealized gains and losses on equity securities, credit losses and impairments on available-for-sale debt securities are recorded in Consolidated Condensed Statements of Earnings. Realized gains and losses on available-for-sale securities are calculated at the individual security level and included in Interest and other, net in the Consolidated Condensed Statements of Earnings.
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
A summary description of each segment is as follows:
Personal Systems offers commercial and consumer desktop and notebook personal computers (“PCs”), workstations, thin clients, commercial mobility devices, retail point-of-sale (“POS”) systems, displays and peripherals, software, support and services. HP groups commercial notebooks, commercial desktops, commercial services, commercial mobility devices, commercial detachables and convertibles, workstations, retail POS systems and thin clients into commercial PCs and consumer notebooks, consumer desktops, consumer services and consumer detachables into consumer PCs when describing performance in these markets. Described below are HP’s global business capabilities within Personal Systems:
•Commercial PCs are optimized for use by enterprise, public sector which includes education, and SMB customers, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in the customer’s environment. Additionally, HP offers a range of services and solutions to enterprise, public sector which includes education, and SMB customers to help them manage the lifecycle of their PC and mobility installed base.
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
Personal Systems groups its global business capabilities into the following business units when reporting business performance:
•Notebooks consists of consumer notebooks, commercial notebooks, mobile workstations, peripherals, and commercial mobility devices;
• Desktops includes consumer desktops, commercial desktops, thin clients, displays, peripherals, and retail POS systems;
•     Workstations consists of desktop workstations, displays, and peripherals; and
•     Other consists of consumer and commercial services as well as other Personal Systems capabilities.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)
Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	Three months ended April 30		Six months ended April 30
	2021	2020	2021	2020
	In millions
Net revenue:
Notebooks	$7,489	$5,083	$14,855	$11,057
Desktops	2,225	2,409	4,625	5,332
Workstations	407	439	789	1,033
Other	434	382	889	783
Personal Systems	10,555	8,313	21,158	18,205
Supplies	3,337	2,841	6,483	5,882
Commercial	1,085	808	2,042	1,884
Consumer	901	509	1,842	1,116
Printing	5,323	4,158	10,367	8,882
Corporate Investments	1	—	1	1
Total segment net revenue	15,879	12,471	31,526	27,088
Other	(2)	(2)	(3)	(1)
Total net revenue	$15,877	$12,469	$31,523	$27,087

Earnings before taxes:
Personal Systems	$710	$552	$1,468	$1,214
Printing	951	548	1,949	1,302
Corporate Investments	(35)	(14)	(62)	(27)
Total segment earnings from operations	1,626	1,086	3,355	2,489
Corporate and unallocated costs and other	(108)	(84)	(244)	(196)
Stock-based compensation expense	(75)	(63)	(191)	(172)
Restructuring and other charges	(39)	(81)	(160)	(372)
Acquisition-related charges	(10)	(3)	(16)	(3)
Amortization of intangible assets	(32)	(29)	(61)	(55)
Interest and other, net	(26)	—	(51)	13
Total earnings before taxes	$1,336	$826	$2,632	$1,704

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the six months ended April 30, 2021 and 2020 summarized by plan were as follows:

	Fiscal 2020 Plan
	Severance and EER		Non-labor	Other prior-year Plans	Total
	In millions
Accrued balance as of October 31, 2020	$55		$—	$12	$67
Charges	136		15	—	151
Cash payments	(92)		(3)	(10)	(105)
Non-cash and other adjustments	1		(12)	—	(11)
Accrued balance as of April 30, 2021	$100		$—	$2	$102
Total costs incurred to date as of April 30, 2021	$564		$25	$1,817	$2,406

Reflected in Consolidated Condensed Balance Sheets
Other current liabilities	$100		$—	$2	$102

Accrued balance as of October 31, 2019	$76		$—	$66	$142
Charges	282		2	1	285
Cash payments	(205)		(2)	(40)	(247)
Non-cash and other adjustments	(49)	(1)	—	(3)	(52)
Accrued balance as of April 30, 2020	$104		$—	$24	$128

(1)Includes reclassification of liability related to the Enhanced Early Retirement (“EER”) plan of $44 million for certain healthcare and medical savings account benefits to pension and post-retirement plans.
HP’s restructuring charges for the three months ended April 30, 2021 summarized by the plans outlined below were as follows:

	Fiscal 2020 Plan
	Severance and EER	Non-labor	Total
	In millions
For the three months ended April 30, 2021	$30	$4	$34
Fiscal 2020 Plan
On September 30, 2019, HP’s Board of Directors approved the Fiscal 2020 Plan intended to optimize and simplify its operating model and cost structure that HP expects will be implemented through fiscal 2022. HP expects to reduce global headcount by approximately 7,000 to 9,000 employees through a combination of employee exits and voluntary EER. HP estimates that it will incur pre-tax charges of approximately $1.0 billion relating to labor and non-labor actions. HP now expects to incur approximately $0.8 billion primarily in labor costs related to workforce reductions and the remaining costs will relate to non-labor actions and other charges.
Other charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts and proxy contest activities, and are distinct from ongoing operational costs. These costs primarily relate to third-party legal, professional services and other non-recurring costs. For the three and six months ended April 30, 2021, HP incurred $5 million and $9 million of other charges, respectively. For the three and six months ended April 30, 2020, HP incurred $53 million and $87 million of other charges, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2021	2020	2021	2020	2021	2020
	In millions
Service cost	$—	$—	$17	$15	$1	$1
Interest cost	76	103	4	4	2	2
Expected return on plan assets	(127)	(175)	(12)	(10)	(6)	(5)
Amortization and deferrals:
Actuarial loss (gain)	15	16	14	11	(4)	(3)
Prior service benefit	—	—	(1)	—	(3)	(3)
Net periodic benefit (credit) cost	(36)	(56)	22	20	(10)	(8)
Settlement loss	—	1	—	—	—	—
Total periodic benefit (credit) cost	$(36)	$(55)	$22	$20	$(10)	$(8)

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2021	2020	2021	2020	2021	2020
	In millions
Service cost	$—	$—	$34	$31	$1	$1
Interest cost	152	206	9	9	4	5
Expected return on plan assets	(254)	(350)	(24)	(21)	(12)	(11)
Amortization and deferrals:
Actuarial loss (gain)	30	32	27	21	(8)	(5)
Prior service benefit	—	—	(1)	(1)	(6)	(6)
Net periodic benefit (credit) cost	(72)	(112)	45	39	(21)	(16)
Settlement loss	1	1	—	—	—	—
Special termination benefit cost	—	—	—	—	—	44
Total periodic benefit (credit) cost	$(71)	$(111)	$45	$39	$(21)	$28
Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2021, HP anticipates making contributions of approximately $77 million to its non-U.S. pension plans, approximately $34 million to its U.S. non-qualified plan participants and approximately $5 million to cover benefit claims under HP’s post-retirement benefit plans. During the six months ended April 30, 2021, HP contributed $43 million to its non-U.S. pension plans, paid $15 million to cover benefit payments to U.S. non-qualified plan participants and paid $2 million to cover benefit claims under HP’s post-retirement benefit plans.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was 8.1% and 7.6% for the three months ended April 30, 2021 and 2020, respectively, and 12.7% and 15.4% for the six months ended April 30, 2021 and 2020, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three and six months ended April 30, 2021 was primarily due to tax effects of internal reorganization and by favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. For the three and six months ended April 30, 2020, HP’s effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to audit settlements in various jurisdictions and favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world.
During the three and six months ended April 30, 2021, HP recorded $128 million and $129 million, respectively, of net income tax benefits related to discrete items in the provision for taxes. These amounts included tax benefits of $89 million related to tax effects of internal reorganization, $8 million and $36 million related to restructuring charges, $23 million and $11 million related to audit settlements in various jurisdictions, and $12 million and $5 million related to other tax benefits for the three and six months ended April 30, 2021, respectively. These benefits were partially offset by $4 million and $12 million of uncertain tax position charges for the three and six months ended April 30, 2021, respectively. For the three and six months ended April 30, 2021, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
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
Uncertain Tax Positions
As of April 30, 2021, the amount of gross unrecognized tax benefits was $815 million, of which up to $645 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits decreased by $5 million for the six months ended April 30, 2021. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of April 30, 2021 and 2020, HP had accrued $66 million and $29 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects to complete the resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $108 million within the next 12 months, affecting HP’s effective tax rate if realized.
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

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 6: Supplementary Financial Information
Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

Six months ended April 30, 2021
In millions
Balance at beginning of period	$122
Current-period allowance for credit losses	23
Deductions, net of recoveries	(12)
Balance at end of period	$133
HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of April 30, 2021 and October 31, 2020 were not material. The costs associated with the sale of trade receivables for the three and six months ended April 30, 2021 and 2020 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended April 30		Six months ended April 30
	2021	2020	2021	2020
	In millions
Balance at beginning of period(1)	$207	$88	$188	$235
Trade receivables sold	2,947	2,323	6,489	5,181
Cash receipts	(2,940)	(2,286)	(6,472)	(5,291)
Foreign currency and other	(2)	(1)	7	(1)
Balance at end of period(1)	$212	$124	$212	$124
(1) Amounts outstanding from third parties reported in Accounts receivable in the Consolidated Condensed Balance Sheets.
Inventory

	As of
	April 30, 2021	October 31, 2020
	In millions
Finished goods	$3,697	$3,662
Purchased parts and fabricated assemblies(1)	3,805	2,301
	$7,502	$5,963
(1) Increase is attributable to strategic buys in Personal Systems.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Other Current Assets

	As of
	April 30, 2021	October 31, 2020
	In millions
Supplier and other receivables	$1,960	$2,092
Prepaid and other current assets	1,289	1,104
Value-added taxes receivable	914	970
Available-for-sale investments	12	274
	$4,175	$4,440

Property, Plant and Equipment, net

	As of
	April 30, 2021	October 31, 2020
	In millions
Land, buildings and leasehold improvements	$2,125	$2,066
Machinery and equipment, including equipment held for lease	5,316	5,275
	7,441	7,341
Accumulated depreciation	(4,903)	(4,714)
	$2,538	$2,627

Other Non-Current Assets

	As of
	April 30, 2021	October 31, 2020
	In millions
Deferred tax assets	$2,467	$2,515
Right-of-use assets from operating leases, net	1,074	1,107
Deposits and prepaid	705	337
Intangible assets	572	540
Other	578	527
	$5,396	$5,026

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Other Current Liabilities

	As of
	April 30, 2021	October 31, 2020
	In millions
Sales and marketing programs	$3,342	$3,185
Employee compensation and benefit	1,385	1,194
Deferred revenue	1,265	1,208
Other accrued taxes	1,066	1,051
Warranty	774	746
Operating lease liabilities	308	275
Tax liability	255	223
Other	3,184	2,960
	$11,579	$10,842

Other Non-Current Liabilities

	As of
	April 30, 2021	October 31, 2020
	In millions
Pension, post-retirement, and post-employment liabilities	$1,413	$1,576
Deferred revenue	1,053	1,072
Operating lease liabilities	867	904
Tax liability	714	746
Deferred tax liability	35	25
Other	881	823
	$4,963	$5,146

Interest and other, net

	Three months ended April 30		Six months ended April 30
	2021	2020	2021	2020
	In millions
Interest expense on borrowings	$(64)	$(64)	$(128)	$(122)
Other, net	38	64	77	135
	$(26)	$—	$(51)	$13

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Net revenue by region

	Three months ended April 30		Six months ended April 30
	2021	2020	2021	2020
	In millions
Americas	$6,846	$5,205	$13,740	$11,164
Europe, Middle East and Africa	5,766	4,654	11,263	9,886
Asia-Pacific and Japan	3,265	2,610	6,520	6,037
Total net revenue	$15,877	$12,469	$31,523	$27,087

Value of Remaining Performance Obligations
    As of April 30, 2021, the estimated value of transaction price allocated to remaining performance obligations was $3.9 billion. HP expects to recognize approximately $1.8 billion of the unearned amount in next 12 months and $2.1 billion thereafter.
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
Contract Liabilities
As of April 30, 2021 and October 31, 2020, HP’s contract liabilities balances were $2.3 billion and $2.2 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Consolidated Condensed Balance Sheets.
The increase in the contract liabilities balance for the six months ended April 30, 2021 was primarily driven by sales of fixed-price support and maintenance services, partially offset by $0.7 billion of revenue recognized that was included in the contract liabilities balance as of October 31, 2020.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
    The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2021				As of October 31, 2020
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$1,374	$—	$1,374	$—	$1,700	$—	$1,700
Financial institution instruments	—	—	—	—	—	59	—	59
Government debt(1)	931	—	—	931	1,992	181	—	2,173
Available-for-Sale Investments:
Corporate debt	—	—	—	—	—	169	—	169
Financial institution instruments	—	12	—	12	—	32	—	32
Government debt(1)	—	—	—	—	—	73	—	73
Mutual funds	6	57	—	63	5	53	—	58
Derivative Instruments:
Interest rate contracts	—	2	—	2	—	4	—	4
Foreign currency contracts	—	93	—	93	—	191	—	191
Other derivatives	—	2	—	2	—	—	—	—
Total assets	$937	$1,540	$—	$2,477	$1,997	$2,462	$—	$4,459
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$9	$—	$9	$—	$3	$—	$3
Foreign currency contracts	—	343	—	343	—	256	—	256
Other derivatives	—	—	—	—	—	3	—	3
Total liabilities	$—	$352	$—	$352	$—	$262	$—	$262

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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $6.7 billion as of April 30, 2021, compared to its carrying amount of $6.1 billion at that date. The fair value of HP’s short- and long-term debt was $6.7 billion as of October 31, 2020, compared to its carrying value of $6.2 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
Other Financial Instruments: For the balance of HP’s financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in Other current liabilities on the Consolidated Condensed Balance Sheets, the carrying amounts approximate fair value due to their short maturities. If measured at fair value in the Consolidated Condensed Balance Sheets, these other financial instruments would be classified as Level 2 or Level 3 in the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of April 30, 2021				As of October 31, 2020
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$1,374	$—	$—	$1,374	$1,700	$—	$—	$1,700
Financial institution instruments	—	—	—	—	59	—	—	59
Government debt	931	—	—	931	2,173	—	—	2,173
Total cash equivalents	2,305	—	—	2,305	3,932	—	—	3,932
Available-for-Sale Investments:
Corporate debt(1)	—	—	—	—	169	—	—	169
Financial institution instruments(1)	12	—	—	12	32	—	—	32
Government debt(1)	—	—	—	—	73	—	—	73
Mutual funds	44	19	—	63	42	16	—	58
Total available-for-sale investments	56	19	—	75	316	16	—	332
Total cash equivalents and available-for-sale investments	$2,361	$19	$—	$2,380	$4,248	$16	$—	$4,264
(1) HP classifies its marketable debt securities as Available-for-sale investments within Other current assets on the Consolidated Condensed Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of April 30, 2021 and October 31, 2020, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of April 30, 2021
	Amortized Cost	Fair Value
	In millions
Due in one year	$12	$12
Non-marketable equity securities in privately held companies are included in Other non-current assets in the Consolidated Condensed Balance Sheets. These amounted to $48 million and $44 million as of April 30, 2021 and October 31, 2020, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded for the three and six months ended April 30, 2021.

Derivative Instruments
HP uses derivatives to offset business exposure to foreign currency and interest rate risk on expected future cash flows and on certain existing assets and liabilities. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, interest rate swaps, total return swaps, treasury rate locks, forward starting swaps and, at times, option

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
contracts to hedge certain foreign currency, interest rate and, return on certain investment exposures. HP may designate its derivative contracts as fair value hedges or cash flow hedges and classifies the cash flows with the activities that correspond to the underlying hedged items. Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Consolidated Condensed Balance Sheets.
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $258 million and $90 million as of April 30, 2021 and as of October 31, 2020, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of April 30, 2021 and October 31, 2020.
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
During the six months ended April 30, 2021, HP entered into an additional $125 million notional amount interest rate swap designated as fair value hedges, to convert a portion of its previously issued $1.15 billion fixed-rate debt to floating and terminated a previously issued interest rate swap with a notional amount of $250 million that were de-designated as fair value hedges of certain fixed-rate debt securities.
Cash Flow Hedges
HP uses forward contracts, treasury rate locks, forward starting swaps and, at times, option contracts designated as cash flow hedges to protect against the foreign currency exchange and interest rate risks inherent in its forecasted net revenue, cost of revenue, operating expenses and debt issuance. HP’s foreign currency cash flow hedges mature predominantly within twelve months; however, hedges related to long-term procurement arrangements extend several years.
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
During the six months ended April 30, 2021, HP entered into a series of forward starting swap agreements with notional amounts totaling $750 million to hedge the exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated issuance of long-term debt. These agreements were designated as cash flow hedges.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
Hedge Effectiveness
For interest rate swaps designated as fair value hedges, HP measures hedge effectiveness by offsetting the change in fair value of the hedged item with the change in fair value of the derivative. For foreign currency options, forward contracts and forward starting swaps designated as cash flow hedges, HP measures hedge effectiveness by comparing the cumulative change in fair value of the hedge contract with the cumulative change in fair value of the hedged item, both of which are based on forward rates.
During the three and six months ended April 30, 2021 and 2020, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
Gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of April 30, 2021					As of October 31, 2020
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$2	$—	$—	$9	$875	$4	$—	$—	$3
Cash flow hedges:
Foreign currency contracts	16,783	72	9	242	82	15,661	148	30	199	37
Interest rate contracts	750	—	—	—	—	—	—	—	—	—
Total derivatives designated as hedging instruments	18,283	74	9	242	91	16,536	152	30	199	40
Derivatives not designated as hedging instruments
Foreign currency contracts	5,399	12	—	19	—	5,319	13	—	20	—
Other derivatives	150	2	—	—	—	142	—	—	3	—
Total derivatives not designated as hedging instruments	5,549	14	—	19	—	5,461	13	—	23	—
Total derivatives	$23,832	$88	$9	$261	$91	$21,997	$165	$30	$222	$40

Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of April 30, 2021 and October 31, 2020, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

	In the Consolidated Condensed Balance Sheets
				Gross Amounts Not Offset
	Gross Amount Recognized (i)	Gross Amount Offset (ii)	Net Amount Presented (iii) = (i)–(ii)	Derivatives (iv)	Financial Collateral (v)		Net Amount (vi) = (iii)–(iv)–(v)
	In millions
As of April 30, 2021
Derivative assets	$97	$—	$97	$89	$—	(1)	$8
Derivative liabilities	$352	$—	$352	$89	$316	(2)	$(53)
As of October 31, 2020
Derivative assets	$195	$—	$195	$156	$4	(1)	$35
Derivative liabilities	$262	$—	$262	$156	$130	(2)	$(24)
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
Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship were as follows:

Derivative Instrument	Hedged Item	Location	Year	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Three months ended April 30
Interest rate contract	Fixed-rate debt	Interest and other, net	2021	$(26)	$(7)	$7
			2020	$—	$10	$(10)
Six months ended April 30
Interest rate contract	Fixed-rate debt	Interest and other, net	2021	$(51)	$(10)	$10
			2020	$13	$10	$(10)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive loss was as follows:

	Three months ended April 30		Six months ended April 30
	2021	2020	2021	2020
	In millions
Gain/(loss) recognized in Accumulated other comprehensive loss on derivatives:
Foreign currency contracts	$(21)	$239	$(387)	$299
Interest rate contracts	$—	$(8)	$—	$(8)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of cash flow hedges are recorded				Gain/(loss) reclassified from Accumulated other comprehensive loss into earnings
	Three months ended April 30		Six months ended April 30		Three months ended April 30		Six months ended April 30
	2021	2020	2021	2020	2021	2020	2021	2020
	In millions
Net revenue	$15,877	$12,469	$31,523	$27,087	$(146)	$62	$(189)	$123
Cost of revenue	(12,437)	(9,976)	(24,759)	(21,722)	(4)	(10)	(10)	(11)
Other operating expenses	(2,078)	(1,667)	(4,081)	(3,674)	1	1	1	—
Total	$1,362	$826	$2,683	$1,691	$(149)	$53	$(198)	$112
As of April 30, 2021, HP expects to reclassify an estimated accumulated other comprehensive loss of $165 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive loss based on the change of market rate, and therefore could have different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Condensed Statements of Earnings for the three and six months ended April 30, 2021 and 2020 was as follows:

	Gain/(loss) recognized in earnings on derivative instrument
		Three months ended April 30		Six months ended April 30
	Location	2021	2020	2021	2020
		In millions
Foreign currency contracts	Interest and other, net	$(23)	$25	$(9)	$17
Other derivatives	Interest and other, net	2	—	5	5
Total		$(21)	$25	$(4)	$22

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of April 30, 2021		As of October 31, 2020
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Current portion of long-term debt	$1,191	4.3%	$633	4.0%
Notes payable to banks, lines of credit and other	31	1.4%	41	1.6%
	$1,222		$674
Long-Term Debt

	As of
	April 30, 2021	October 31, 2020
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	$412	$412
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	586	586
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.00%, due September 2041	1,199	1,199
2019 Shelf Registration Statement:
$1,150 issued at discount to par at a price of 99.769% in June 2020 at 2.2%, due June 2025	1,148	1,148
$1,000 issued at discount to par at a price of 99.718% in June 2020 at 3.0%, due June 2027	997	997
$850 issued at discount to par at a price of 99.790% in June 2020 at 3.4%, due June 2030	848	848
	5,689	5,689
Other borrowings at 0.51%-9.00%, due in calendar years 2021-2028	462	522
Fair value adjustment related to hedged debt	(6)	2
Unamortized debt issuance cost	(37)	(37)
Current portion of long-term debt	(1,191)	(633)
Total long-term debt	$4,917	$5,543
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
Commercial Paper
As of April 30, 2021, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.
Credit Facilities
As of April 30, 2021, HP maintained a $4.0 billion senior unsecured committed revolving credit facility and a $1.0 billion 364-day revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the $4.0 billion and $1.0 billion revolving credit facilities would have been available until March 30, 2023, and May 28, 2021, respectively.
As of April 30, 2021, HP was in compliance with the financial covenants in the credit agreements governing the existing $4.0 billion and $1.0 billion revolving credit facilities.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Borrowings (Continued)
On May 26, 2021, HP entered into a new $5.0 billion 5-year sustainability-linked senior unsecured committed revolving credit facility (the ‘New Revolving Facility”). Commitment fees, interest rates and other terms of borrowing under the New Revolving Facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the New Revolving Facility may be used for general corporate purposes. Commitments under the $4.0 billion and $1.0 billion revolving credit facilities were terminated concurrently with the execution of the New Revolving Facility.
Available Borrowing Resources
As of April 30, 2021, HP had available borrowing resources of $634 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facilities.

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three and six months ended April 30, 2021, HP executed share repurchases of 52 million shares and 113 million shares and settled total shares for $1.6 billion and $3.0 billion, respectively. During the three and six months ended April 30, 2020, HP executed share repurchases of 4 million shares and 39 million shares and settled total shares for $0.1 billion and $0.8 billion, respectively. Share repurchases executed during the three and six months ended April 30, 2021 included 2 million shares settled in May 2021.
The shares repurchased during the six months ended April 30, 2021 and 2020 were all open market repurchase transactions. As of April 30, 2021, HP had approximately $9.7 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)
Tax effects related to Other Comprehensive Income (Loss)

	Three months ended April 30		Six months ended April 30
	2021	2020	2021	2020
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax provision on unrealized gains arising during the period	$—	$—	$(1)	$—

Tax effect on change in unrealized components of cash flow hedges:
Tax (provision) benefit on unrealized gains (losses) arising during the period	(7)	(33)	40	(49)
Tax (benefit) provision on losses (gains) reclassified into earnings	(17)	16	(21)	26
	(24)	(17)	19	(23)
Tax effect on change in unrealized components of defined benefit plans:
Tax provision on gains arising during the period	(11)	—	(11)	—
Tax benefit on amortization of actuarial loss and prior service benefit	(5)	(5)	(10)	(10)
	(16)	(5)	(21)	(10)

Tax effect on change in cumulative translation adjustment	(1)	—	(6)	—
Tax provision on other comprehensive income	$(41)	$(22)	$(9)	$(33)
Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended April 30		Six months ended April 30
	2021	2020	2021	2020
	In millions
Other comprehensive income (loss), net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized (losses) gains arising during the period	$—	$(2)	$3	$(1)

Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(28)	198	(347)	242
Losses (gains) reclassified into earnings	132	(37)	177	(86)
	104	161	(170)	156
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	31	(1)	30	(1)
Amortization of actuarial loss and prior service benefit(1)	16	16	32	31
Curtailments, settlements and other	—	1	1	1
	47	16	63	31

Change in cumulative translation adjustment	2	(17)	27	(11)
Other comprehensive income (loss), net of taxes	$153	$158	$(77)	$175
(1)These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)
The components of Accumulated other comprehensive loss, net of taxes and changes were as follows:

	Six months ended April 30, 2021
	Net unrealized gains on available-for-sale debt securities	Net unrealized (losses) gains on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$11	$(66)	$(1,190)	$2	$(1,243)
Other comprehensive income (loss) before reclassifications	3	(347)	30	27	(287)
Reclassifications of losses into earnings	—	177	32	—	209
Reclassifications of settlements into earnings	—	—	1	—	1
Balance at end of period	$14	$(236)	$(1,127)	$29	$(1,320)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended April 30		Six months ended April 30
	2021	2020	2021	2020
	In millions, except per share amounts
Numerator:
Net earnings	$1,228	$764	$2,296	$1,442
Denominator:
Weighted-average shares used to compute basic net EPS	1,234	1,435	1,260	1,444
Dilutive effect of employee stock plans	13	5	10	6
Weighted-average shares used to compute diluted net EPS	1,247	1,440	1,270	1,450
Net earnings per share:
Basic	$1.00	$0.53	$1.82	$1.00
Diluted	$0.98	$0.53	$1.81	$0.99
Anti-dilutive weighted-average stock-based compensation awards(1)	—	14	3	12
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

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of April 30, 2021, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
Hewlett-Packard Company v. Oracle Corporation.  On June 15, 2011, HP filed suit against Oracle Corporation (“Oracle”) in California Superior Court in Santa Clara County in connection with Oracle’s March 2011 announcement that it was discontinuing software support for HP’s Itanium-based line of mission-critical servers. HP asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. The matter eventually progressed to trial, which was bifurcated into two phases. HP prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP’s Itanium-based servers for as long as HP decided to sell such servers. The second phase of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP’s damages claim infringed on Oracle’s First Amendment rights. On August 27, 2015, the California Court of Appeals rejected Oracle’s appeal. The matter was remanded to the trial court for the second phase of the trial, which began on May 23, 2016 and was submitted to the jury on June 29, 2016. On June 30, 2016, the jury returned a verdict in favor of HP, awarding HP approximately $3.0 billion in damages, which included approximately $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for HP for this amount with interest accruing until the judgment is paid. Oracle’s motion for new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. The case is fully briefed and oral argument in front of the Court of Appeals was held on May 27, 2021. Litigation is unpredictable, and there can be no assurance that HP will recover damages, or that any award of damages will be for the amount awarded by the jury’s verdict. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the Separation.
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging the defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. The operative complaint is the Fourth Amended Complaint, filed in July 2020. By their complaint, plaintiffs seek to represent (1) a putative nationwide ADEA collective comprised of all individuals 40 years of age and older who had their employment terminated pursuant to a WFR plan on or after December 9, 2014 or April 8, 2015, depending on state law; and (2) a putative Rule 23 class under California law comprised of all individuals 40 years of age and older who had their employment terminated in California pursuant to a WFR plan on or after August 18, 2012. Excluded from the putative collective and class are employees who (a) signed a Waiver and General Release Agreement at termination, or (b) signed an Agreement to Arbitrate Claims. A similar purported collective and class are proposed for Hewlett Packard

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
Enterprise, but the periods start on November 1, 2015. Plaintiffs seek monetary damages in the form of back and front pay and benefits, liquidated damages under the ADEA, punitive damages under the state law claims, an award of attorneys’ fees, and other relief. In December 2020, plaintiffs filed a motion for preliminary certification of the putative nationwide ADEA collectives, and the Court granted this motion on April 13, 2021. As a result, potential members of the ADEA collectives will be notified of their right to opt into the case to join the current thirty-six named and opt-in plaintiffs.
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
Slingshot Printing LLC Litigation. On June 11, 2019, Slingshot Printing LLC (“Slingshot”) filed three complaints in U.S. District Court in the Western District of Texas alleging HP infringes or has infringed sixteen patents. On September 20, 2019, Slingshot filed a fourth complaint and amended the three earlier complaints, alleging that HP infringes or has infringed thirty-two patents. On December 12, 2019, Slingshot voluntarily dismissed its allegations as to one patent because it did not own a related patent. On January 23, 2020, Slingshot filed a fifth complaint, re-asserting the dismissed patent as well as the related patent. On February 13, 2020, Slingshot voluntarily dismissed its allegations as to another patent, which was asserted in its third complaint. On March 25, 2020, Slingshot voluntarily dismissed its allegations as to an additional patent, which was also asserted in its third complaint. The five complaints assert a total of 31 patents and seek monetary damages. The accused products include inkjet printers, cartridges, and printheads. In December 2020, HP received notice that in September 2020, Slingshot filed two actions in China’s Guangzhou IP Specialized Court that had been removed to Guangdong High Court. The Guangzhou cases assert two patents related to patents in the U.S. litigation. On January 14, 2021, the U.S. Patent and Trademark Office Patent Trial and Appeal Board granted HP’s petitions to challenge the validity of four Slingshot patents and instituted inter partes review. On January 31, 2021, HP and Slingshot entered into an agreement to resolve all litigation. The U.S. civil actions have been dismissed and HP’s petitions have been terminated. Petitions for dismissal of the Guangzhou cases have been filed.
Philips Patent Litigation. On September 17, 2020, Koninklijke Philips N.V. and Philips North America LLC (collectively, “Philips”) filed a complaint against HP for patent infringement in federal court for the District of Delaware. On

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
September 18, 2020, Philips filed a companion complaint with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act of 1930 against HP and 8 other sets of respondents. Both the district court complaint and the ITC complaint allege that certain digital video-capable devices and components thereof infringe four of Philips owned patents. On October 16, 2020, the ITC instituted an investigation. The ITC has scheduled an evidentiary trial for July 19, 2021 and is expected to render an initial determination on October 22, 2021, and a final decision on February 22, 2022. In the ITC proceeding, Philips seeks an order enjoining respondents from importing, or selling after importation, certain digital video-capable devices and components thereof, including certain PCs, display devices, and components thereof. In the district court action, Philips seeks unspecified damages and an injunction against HP, among other remedies.
Caltech Patent Litigation. On November 11, 2020, the California Institute of Technology (“Caltech”) filed a complaint against HP for patent infringement in the federal court for the Western District of Texas. On March 19, 2021, Caltech filed an amendment to this same complaint. The complaint as amended alleges infringement of five of Caltech’s patents, U.S. Patent Nos. 7,116,710; 7,421,032; 7,716,552; 7,916,781; and 8,284,833. The accused products are HP commercial and consumer PCs as well as wireless printers that comply with the IEEE 802.11n, 802.11ac, and/or 802.11ax standards. Caltech seeks unspecified damages and other relief.
In re HP Inc. Securities Litigation (Electrical Workers Pension Fund, Local 103, I.B.E.W. v. HP Inc., et al.).  On February 19, 2020, Electrical Workers Pension Fund, Local 103, I.B.E.W. filed a putative class action complaint against HP, Dion Weisler, Catherine Lesjak, and Steven Fieler in U.S. District Court in the Northern District of California. On May 20, 2020, the court appointed the State of Rhode Island, Office of the General Treasurer, on behalf of the Employees’ Retirement System of Rhode Island and Iron Workers Local 580 Joint Funds as Lead Plaintiffs. On July 20, 2020, Lead Plaintiffs filed an amended complaint, which additionally named as defendants Enrique Lores and Christoph Schell. On October 2, 2020, HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On March 19, 2021, the court granted HP’s motion to dismiss and granted plaintiffs leave to amend the complaint. On May 3, 2021, plaintiffs filed their second amended complaint, which no longer names Christoph Schell as a defendant. The second amended complaint alleges, among other things, that from February 23, 2017 to October 3, 2019, HP and the named officers violated Sections 10(b) and 20(a) of the Exchange Act by making false or misleading statements about HP’s printing supplies business, including alleged statements made about changes to HP’s channel inventory management and sales practices, and stabilization of printing supplies revenue. It further alleges that Dion Weisler and Enrique Lores violated Sections 10(b) and 20A of the Exchange Act by allegedly selling shares of HP common stock during this period while in possession of material, non-public adverse information about HP’s printing supplies business. Plaintiffs seek compensatory damages and other relief.
York County on behalf of the County of York Retirement Fund v. HP Inc., et al., and related proceedings. On November 5, 2020, York County, on behalf of the County of York Retirement Fund, filed a putative class action complaint against HP, Dion Weisler, and Catherine Lesjak in federal court in the Northern District of California. On February 11, 2021, the court appointed Maryland Electrical Industry Pension Fund as Lead Plaintiff. On April 21, 2021, Lead Plaintiff filed a consolidated complaint, which additionally names as defendants Enrique Lores and Richard Bailey. The complaint alleges, among other things, that from November 5, 2015 to June 21, 2016, HP and the named current and former officers violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business, including information about HP’s channel inventory management and sales practices. Plaintiff seeks compensatory damages and other relief. On May 17, 2021, stockholder Scott Franklin filed a derivative complaint against certain current and former officers and directors in federal court in the District of Delaware. Plaintiff purports to bring the action on behalf of HP, which he has named as a nominal defendant, and it makes substantially the same factual allegations as in the York County securities complaint, bringing claims for breach of fiduciary duty and violations of securities laws. The derivative plaintiff seeks compensatory damages, governance reforms, and other relief.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
(5) non-compliance; (6) unfair commercial practices; (7) misleading commercial practices; and (8) misleading advertising. The complaint seeks injunctive relief to prohibit use of Dynamic Security, damages, and attorneys’ fees. On December 27, 2017, the District Court dismissed the case and awarded fees to HP. On January 25, 2018, the Foundation filed a summons with the Amsterdam Court of Appeal to appeal. On December 17, 2019, the Court of Appeal set aside the judgment of the District Court, adopted a new decision declaring that HP provided inadequate and partially incorrect information to the Foundation members around September 13, 2016, awarded damages to them in an amount to be later determined, but denied all other claims, including injunctive relief, holding that the use of Dynamic Security is not inherently impermissible and the Foundation lacks legal interest to pursue such action. On March 19, 2020, the Foundation filed a cassation writ of summons with the Supreme Court of the Netherlands (Hoge Raad der Nederlanden) appealing the decision of the Court of Appeal. On May 29, 2020, HP filed its statement of defense and incidental appeal in cassation with the Supreme Court appealing the decision of the Court of Appeal. On October 30, 2020, the parties filed their opening briefs with the Supreme Court. The Attorney General will issue a non-binding opinion on June 25, 2021.
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
Parziale v. HP Inc. (United States). On August 27, 2019, a purported consumer class action was filed against HP in federal court in the Northern District of California arising out of the use of Dynamic Security in certain OfficeJet printers. The complaint alleges two causes of action under Florida Consumer Protection statutes: (1) violation of the Florida Deceptive and Unfair Trade Practices Act, F.S.A. §§ 501.201 et seq., and (2) violation of the Florida Misleading Advertisement Law, F.S.A. §§ 817.41 et seq. The named plaintiff seeks to represent a nationwide class of “[a]ll United States Citizens who, between the applicable statute of limitations and the present, had an HP Printer that was modified to reject third party ink cartridges or refilled HP ink cartridges.” On November 13, 2019, plaintiff filed an amended complaint, adding three causes of action to the case: (1) violation of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030 et seq., (2) trespass to chattels, and (3) tortious interference with business relations. Plaintiff seeks class relief, injunctive relief, damages, including punitive damages, and attorneys’ fees. On December 30, 2019, HP moved to dismiss plaintiff’s amended complaint. On April 24, 2020, the Court granted in part and denied in part HP’s motion to dismiss. The Court dismissed plaintiff’s causes of action under the Florida Consumer Protection statutes, as well as the tortious interference with business relations claim and four of the five claims under the Computer Fraud and Abuse Act. The Court denied HP’s motion to dismiss on the remaining claims and on the request for injunctive relief and granted plaintiff leave to file an amended complaint. On June 5, 2020, plaintiff filed a second amended complaint on behalf of both a nationwide class and a Florida subclass alleging violation of the Florida Deceptive and Unfair Trade Practices Act, violation of the Computer Fraud and Abuse Act, and trespass to chattels. Plaintiff sought class relief, injunctive relief, damages, including punitive damages, and attorneys’ fees. On September 29, 2020, the Court granted HP’s motion to dismiss, dismissing the case in full with prejudice. Plaintiff appealed, and the Ninth Circuit Court of Appeals has scheduled oral argument for July 29, 2021.
Consumer Protection Investigation (Italy). On September 26, 2019, the Italian Competition Authority (Autorità Garante della Concorrenza e del Mercato) (“AGCM”) served a Notice of Initiation of Proceedings on HP concerning the investigation of alleged aggressive practices involving undue influence on consumers and alleged misleading actions and omissions regarding the restriction or prevention of the use of third-party ink cartridges in HP printers, accompanied by a request for information. HP submitted its reply to the AGCM’s request for information on November 15, 2019 and has addressed subsequent requests for information. On May 22, 2020, the AGCM gave notice that it intended to expand its investigation into certain alleged warranty practices regarding the use of third-party cartridges. On June 26, 2020, HP submitted its response to the warranty

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
allegations. On December 7, 2020, the AGCM notified HP of the AGCM’s final decision finding that HP engaged in two unfair commercial practices as follows: (a) the information HP provided to consumers about limitations on the use of certain third-party cartridges in HP printers was allegedly misleading pursuant to Articles 20, 21 and 22 of the Italian Consumer Code, and (b) the alleged use of data to deny warranty coverage and certain alleged data collection practices were aggressive pursuant to Articles 20, 24 and 25 of the Italian Consumer Code. The final decision (i) orders HP to end the allegedly unfair commercial practices; (ii) fines HP €5 million for each alleged unfair practice (total €10 million); (iii) requires HP to file a compliance report within 60 days; (iv) orders HP to publicly publish a corrective statement within 120 days; and (v) orders HP to amend the packaging of its printers within 120 days. On December 21, 2020, HP paid the imposed fines. On February 5, 2021, HP filed an appeal. On April 6, 2021, HP filed its compliance report.
Digital Revolution B.V. v. HP Nederland B.V., et al. (Netherlands). On March 30, 2020, Digital Revolution B.V. (a.k.a. 123Inkt) served a complaint filed in Amsterdam District Court arising out of the use of Dynamic Security in certain HP printers. The complaint alleges several causes of action: (1) abuse of dominant position; (2) misleading advertising; (3) unfair and misleading commercial practice; and (4) misleading comparative advertising. The complaint seeks injunctive relief, including prohibition of Dynamic Security and disclosure of cartridge authentication protocols, damages, and attorneys’ fees. The parties’ initial appearance in front of the Court took place on July 8, 2020. On September 9, 2020, HP filed its defense and a counterclaim for unfair commercial practices and misleading and unlawful comparative advertising against Digital Revolution B.V. An oral hearing is scheduled for September 13, 2021.
Mobile Emergency Housing Corp., et al. v. HP, Inc. (United States). On December 17, 2020, a putative consumer class action was filed against HP in federal court in the Northern District of California arising out of the use of Dynamic Security firmware updates. The complaint alleges seven claims under federal and California law: (1) violation of the federal Computer Fraud and Abuse Act (“CFAA”) for allegedly causing “damage without authorization” to the plaintiffs’ printers; (2) violation of the California Comprehensive Computer Data Access and Fraud Act (“CDAFA”); (3) violation of the California False Advertising Law (“FAL”); (4) violation of the “fraudulent” prong of the California Unfair Competition Law (“UCL”); (5) violation of the “unfair” prong of the UCL; (6) violation of the “unlawful” prong of the UCL; and (7) trespass to chattels. Plaintiffs seek to represent a nationwide injunctive-relief class of “all persons in the United States who own a Class Printer” and a monetary relief subclass of those who experienced an error message due to third-party cartridge incompatibility resulting from a firmware update, defining “Class Printers” to include the “HP Color LaserJet Pro M254, HP Color LaserJet Pro MFP M280, HP Color LaserJet Pro MFP M281, and all other models affected” by the firmware updates described in the complaint. On February 10, 2021, HP filed a motion to dismiss the complaint, and in response, on March 2, 2021, plaintiffs amended their complaint. The amended complaint added an additional named plaintiff, a California state consumer subclass, and a California Consumers Legal Remedies Act claim seeking injunctive relief on behalf of the new plaintiff and the state consumer subclass. Plaintiffs subsequently filed Second and Third Amended Complaints respectively on March 19 and April 8, 2021. The Third Amended Complaint adds allegations pertaining to data collection—specifically, that HP allegedly collected data on the type of third-party cartridges that Plaintiffs used on their printers without their knowledge, in violation of the FAL and UCL and in a manner giving rise to a trespass of chattels. The Third Amended Complaint also pleads new claims under the CFAA and CDAFA based on these data collection allegations, as well as a new claim under the CDAFA based on the theory that HP lacked authorization to issue the firmware updates at issue. Plaintiffs seek compensatory damages, restitution, injunctive relief against alleged unfair business practices, and other relief. On May 24, 2021, HP filed a motion to dismiss the Third Amended Complaint.
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
HP’s aggregate product warranty liabilities and changes were as follows:

Six months ended April 30, 2021
In millions
Balance at beginning of period	$993
Accruals for warranties issued	509
Adjustments related to pre-existing warranties (including changes in estimates)	22
Settlements made (in cash or in kind)	(506)
Balance at end of period	$1,018

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 14: Commitments
Unconditional Purchase Obligations
As of April 30, 2021, HP had unconditional purchase obligations of $6.5 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancellable without penalty.
As of April 30, 2021, unconditional purchase obligations were as follows:

Fiscal year	In millions
2021(1)	$1,100
2022	2,048
2023	1,980
2024	1,313
2025	54
Thereafter	7
Total	$6,502
(1) Represents expected unconditional purchase obligations for the remaining six months of the fiscal year 2021.

Note 15: Subsequent Events

On June 1, 2021, HP made a cash payment of $411 million in connection with the acquisition of HyperX, the gaming division of Kingston Technology Company. The cash payment is subject to customary closing and other adjustments and will be finalized in future periods.

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
•Results of Operations.  An analysis of our operations financial results comparing the three and six months ended April 30, 2021 to the prior-year period. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.
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
•In Personal Systems, our strategic focus is on profitable growth through innovation and market segmentation. This focus is with respect to enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes. Additionally, we are investing in endpoint services and solutions. We are focused on services, including Device as a Service, as the market begins to shift to contractual solutions, and accelerating in attractive adjacencies such as peripherals. We are driving innovation to enable productivity and collaboration as near-term demand continues for work from home and remote learning as the PC has become an essential tool to create, consume and collaborate. We believe that we are well positioned due to our competitive product lineup.
•In Printing, our strategic focus is on offering contractual solutions to serve consumers, SMBs and large enterprises through our Instant Ink Services and Managed Print Services (“MPS”) solutions, providing digital printing solutions for graphics segments and applications including commercial publishing, labels, packaging and textiles; as well as expanding our footprint in 3D printing across digital manufacturing and strategic applications.
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
•In Personal Systems, we face challenges with industry component availability which may negatively impact our ability to meet demand, and a competitive environment.
•In Printing, we face challenges from a competitive environment, including non-original supplies (which includes imitation, refill, or remanufactured alternatives) and in the short-term we face component constraints particularly in printer hardware which may negatively impact our ability to meet demand. We also obtain many Printing components from single sources due to technology, availability, price, quality, or other considerations. For instance, we source the majority of our A4 and a portion of our A3 portfolio of laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement.
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
Our COVID-19 Response
We continue to closely monitor the COVID-19 pandemic, including its resurgence in key markets. We will continue promoting the health, safety, and well-being of workers and their loved ones. In response to the COVID-19 pandemic, we have established a cross-functional COVID-19 program management office that meets regularly to review the latest data from our business and site leaders, identify and address emerging risks, and formulate response to actions taken by governments and public policy organizations. We have put in place global policies and protocols based on guidance from healthcare experts and public health leaders, and we regularly review and update them to reflect current information and the requirements and recommendations of national, federal, state, and local authorities. We balance our company-wide approach by assessing risk and adjusting our response at the site level, taking into consideration each country's or area's COVID-19 case trends and related measures.
The business impact of the COVID-19 pandemic has created new and different demand dynamics in the market. We have seen a higher mix of Consumer PCs and shift from Desktops to Notebooks including Chromebooks. Our Personal Systems business benefited from the remote working and learning environment, including growth in gaming. In Printing, we have seen strong demand for Consumer print, Supplies and solutions, and some improvement in Commercial print as the demand in the SMBs continues to improve. However, the recovery in Commercial print may be uneven given the varying pace of economic recovery and the resurgence of COVID-19 cases in some countries. Except in Southeast Asia, manufacturing capacity has operated at normal levels, although we continue to see logistics challenges globally.
The COVID-19 pandemic continues and we are seeing a resurgence of the pandemic in key markets like India and Southeast Asia. We have and may experience future disruptions in supply and manufacturing, including those in Southeast Asia, and with our suppliers and outsourcing partners. The full extent of the impact of the COVID-19 pandemic on our business, results of operations, cash flows and financial position will depend on many factors that are not within our control, including, but not limited to: the severity, duration and scope of the pandemic, including the impact of coronavirus mutations and resurgences; the effectiveness of actions taken to contain or mitigate the pandemic and prevent or limit any reoccurrence; the development, availability and public acceptance of effective treatments or vaccines; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.
Unsolicited Exchange Offer in Fiscal Year 2020
On March 2, 2020, Xerox Holdings Corporation (“Xerox”) commenced an unsolicited exchange offer for all outstanding shares of HP’s common stock (the “Offer”). Xerox had also previously nominated candidates for election to HP’s Board of Directors at HP’s 2020 annual meeting of stockholders. On March 31, 2020, Xerox announced that the Offer had been terminated and subsequently withdrew its slate of director nominees. In order to respond to Xerox’s actions, HP incurred certain costs during the three and six months ended April 30, 2020.
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and the disclosure of contingent liabilities. As of April 30, 2021, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods. Our management believes that there have been no significant changes during the six months ended April 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, except as mentioned previously in Note 1, “Basis of Presentation”.

ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Consolidated Condensed Financial Statements see Note 1, “Basis of Presentation”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

RESULTS OF OPERATIONS
Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our net revenue growth has been impacted, and we expect it will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year percentage change in net revenue with the year-over-year percentage change in net revenue on a constant currency basis, which excludes the effect of foreign currency exchange fluctuations calculated by translating current period revenues using monthly average exchange rates from the comparative period and excluding any hedging impact recognized in the current period, and does not adjust for any repricing or demand impacts from changes in foreign currency exchange rates. This information is provided so that net revenue can be viewed with and without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our net revenue results and trends, as management does not believe that the excluded items are reflective of ongoing operating results. The constant currency measures are provided in addition to, and not as a substitute for, the year-over-year percentage change in net revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2021		2020		2021		2020
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$15,877	100.0%	$12,469	100.0%	$31,523	100.0%	$27,087	100.0%
Cost of revenue	12,437	78.3%	9,976	80.0%	24,759	78.5%	21,722	80.2%
Gross profit	3,440	21.7%	2,493	20.0%	6,764	21.5%	5,365	19.8%
Research and development	514	3.2%	338	2.7%	985	3.1%	738	2.7%
Selling, general and administrative	1,483	9.4%	1,216	9.8%	2,859	9.1%	2,506	9.3%
Restructuring and other charges	39	0.2%	81	0.7%	160	0.5%	372	1.4%
Acquisition-related charges	10	0.1%	3	—%	16	0.1%	3	—%
Amortization of intangible assets	32	0.2%	29	0.2%	61	0.2%	55	0.2%
Earnings from operations	1,362	8.6%	826	6.6%	2,683	8.5%	1,691	6.2%
Interest and other, net	(26)	(0.2)%	—	—%	(51)	(0.2)%	13	0.1%
Earnings before taxes	1,336	8.4%	826	6.6%	2,632	8.3%	1,704	6.3%
Provision for taxes	(108)	(0.7)%	(62)	(0.5)%	(336)	(1.0)%	(262)	(1.0)%
Net earnings	$1,228	7.7%	$764	6.1%	$2,296	7.3%	$1,442	5.3%
Net Revenue
For the three months ended April 30, 2021, net revenue increased 27.3% (increased 25.4% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 30.0% to $5.5 billion, while net revenue from international operations increased 26.0% to $10.4 billion. The increase in net revenue was primarily driven by growth in Notebooks, Supplies, Consumer Printing and Commercial Printing, partially offset by decline in Desktops. The increase in net revenue was driven by strong demand from work from home and remote learning, and some improvement in Commercial Printing. Also, net revenue, for the three months ended April 30, 2020, was negatively impacted by supply chain disruptions and demand weakness resulting from COVID-19.
For the six months ended April 30, 2021, total net revenue increased 16.4% (increased 15.3% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 22.3% to $11.2 billion, while net revenue from international operations increased 13.4% to $20.3 billion. The increase in net revenue was primarily driven by growth in Notebooks, Supplies, and Consumer Printing, partially offset by decline in Desktops. The increase in net revenue was driven by strong demand from work from home and remote learning. Also, net revenue for the six months ended April 30, 2020, was negatively impacted by supply chain disruptions and demand weakness resulting from COVID-19.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For the three months and six ended April 30, 2021, gross margin increased by 1.7 percentage points, primarily driven by favorable pricing including lower promotions, and favorable foreign currency impacts, partially offset by higher costs.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense increased 52.0% and 33.5% for the three and six months ended April 30, 2021, respectively, primarily due to continuing investments in innovation and key growth initiatives and higher variable compensation.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Selling, General and Administrative (“SG&A”)
SG&A expense increased 22.0% and 14.1% for the three and six months ended April 30, 2021, respectively, primarily due to higher variable compensation and go-to-market initiatives.
Restructuring and Other Charges
Restructuring and other charges for the three and six months ended April 30, 2021 relate primarily to the Fiscal 2020 Plan. For more information, see Note 3, “Restructuring and other charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Amortization of Intangible Assets
Amortization of intangible assets for the three and six months ended April 30, 2021 relates primarily to intangible assets resulting from prior acquisitions.
Interest and Other, Net
Interest and other, net expense increased $26 million and $64 million for the three and six months ended April 30, 2021, respectively, primarily due to lower Net Periodic Post-retirement Benefit Credit and lower interest income on investment and deposits.
Provision for taxes
Our effective tax rate was 8.1% and 7.6% for the three months ended April 30, 2021 and 2020, respectively, and 12.7% and 15.4% for the six months ended April 30, 2021 and 2020, respectively. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three and six months ended April 30, 2021 was primarily due to tax effects of internal reorganization and by favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. For the three and six months ended April 30, 2020, our effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to audit settlements in various jurisdictions and favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world.
During the three and six months ended April 30, 2021, we recorded $128 million and $129 million, respectively, of net income tax benefits related to discrete items in the provision for taxes. These amounts included tax benefits of $89 million related to tax effects of internal reorganization, $8 million and $36 million related to restructuring charges, $23 million and $11 million related to audit settlements in various jurisdictions, and $12 million and $5 million related to other tax benefits for the three and six months ended April 30, 2021, respectively. These benefits were partially offset by $4 million and $12 million of uncertain tax position charges for the three and six months ended April 30, 2021, respectively. For the three and six months ended April 30, 2021, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Personal Systems

	Three months ended April 30			Six months ended April 30
	2021	2020	% Change	2021	2020	% Change
	Dollars in millions
Net revenue	$10,555	$8,313	27.0%	$21,158	$18,205	16.2%
Earnings from operations	$710	$552	28.6%	$1,468	$1,214	20.9%
Earnings from operations as a % of net revenue	6.7%	6.6%		6.9%	6.7%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended April 30			Six months ended April 30
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2021	2020		2021	2020
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Notebooks	$7,489	$5,083	28.9	$14,855	$11,057	20.9
Desktops	2,225	2,409	(2.2)	4,625	5,332	(3.9)
Workstations	407	439	(0.4)	789	1,033	(1.3)
Other	434	382	0.7	889	783	0.5
Total Personal Systems	$10,555	$8,313	27.0	$21,158	$18,205	16.2
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended April 30, 2021 compared with three months ended April 30, 2020
    Personal Systems net revenue increased 27.0% (increased 24.6% on a constant currency basis) for the three months ended April 30, 2021 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks and favorable foreign currency impacts, partially offset by decline in Desktops. The net revenue increase was driven by a 43.7% growth in unit volume, partially offset by a 11.7% decline in average selling prices (“ASPs”). The increase in unit volume was driven by an increase in Notebooks due to strong demand driven by work from home, remote learning and gaming, partially offset by decline is Desktops. Also, for the three months ended April 30, 2020, unit shipments were negatively impacted by supply chain disruptions resulting from COVID-19. The decrease in ASPs was primarily due to mix shifts across Personal Systems, partially offset by favorable pricing including lower promotions, and favorable foreign currency impacts.
Consumer PCs revenue increased 71.8%, driven by unit growth in Notebooks and Desktops and higher ASPs. Commercial PCs revenue increased 9.8% primarily driven by unit growth in Notebooks, partially offset by lower ASPs and decline in Desktops.
Net revenue increased 47.3% in Notebooks and decreased 7.6% in Desktops and 7.3% in Workstations as compared to the prior-year period.
    Personal Systems earnings from operations as a percentage of net revenue increased by 0.1 percentage points. The increase was primarily due to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was primarily due to favorable pricing including lower promotions, and foreign currency impacts, partially offset by mix shifts. Operating expenses as a percentage of revenue increased by 0.5 percentage points as compared to prior-year period primarily due to higher variable compensation and R&D spend in innovation and key growth initiatives, partially offset by less variability in expenses as some expenses are fixed or semi-variable.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Six months ended April 30, 2021 compared with six months ended April 30, 2020
    Personal Systems net revenue increased 16.2% (increased 14.7% on a constant currency basis) for the six months ended April 30, 2021 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks and favorable foreign currency impacts, partially offset by decline in Desktops and Workstations. The net revenue increase was driven by a 28.1% growth in unit volume, partially offset by a 9.2% decline in ASPs. The increase in unit volume was driven by an increase in Notebooks due to strong demand driven by work from home, remote learning and gaming, partially offset by decline is Desktops and Workstations. Also, for the six months ended April 30, 2020, unit shipments were negatively impacted by supply chain disruptions resulting from COVID-19. The decrease in ASPs was primarily due to mix shifts across Personal Systems, partially offset by favorable pricing including lower promotions, and favorable foreign currency impacts.
Consumer PCs revenue increased 49.7% driven by unit growth in Notebooks and Desktops and higher ASPs. Commercial PCs revenue increased 1.5%, primarily driven by unit growth in Notebooks, partially offset by lower ASPs and decline in unit volumes of Desktops and Workstations.
Net revenue increased 34.3% in Notebooks and decreased 13.3% in Desktops and 23.6% in Workstations as compared to the prior-year period.
    Personal Systems earnings from operations as a percentage of net revenue increased by 0.2 percentage points. The increase was primarily due to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was primarily due to favorable pricing including lower promotions, and foreign currency impacts, partially offset by mix shifts. Operating expenses as a percentage of revenue increased by 0.4 percentage points as compared to prior-year period primarily due to higher variable compensation and R&D spend in innovation and key growth initiatives, partially offset by less variability in expenses as some expenses are fixed or semi-variable.

Printing

	Three months ended April 30			Six months ended April 30
	2021	2020	% Change	2021	2020	% Change
	Dollars in millions
Net revenue	$5,323	$4,158	28.0%	$10,367	$8,882	16.7%
Earnings from operations	$951	$548	73.5%	$1,949	$1,302	49.7%
Earnings from operations as a % of net revenue	17.9%	13.2%		18.8%	14.7%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended April 30			Six months ended April 30
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2021	2020		2021	2020
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$3,337	$2,841	11.9	$6,483	$5,882	6.8
Commercial	1,085	808	6.7	2,042	1,884	1.8
Consumer	901	509	9.4	1,842	1,116	8.1
Total Printing	$5,323	$4,158	28.0	$10,367	$8,882	16.7
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Three months ended April 30, 2021 compared with three months ended April 30, 2020
Printing net revenue increased 28.0% (increased 26.9% on a constant currency basis) for the three months ended April 30, 2021. The increase in net revenue was driven by growth in Supplies, Consumer and Commercial. Net revenue for Supplies increased 17.5%, primarily driven by favorable pricing including lower promotions and improved demand. Also, for the three months ended April 30, 2020, Supplies net revenue was impacted by COVID-19. Printer unit volume increased 41.8% and ASPs increased 20.2%. The increase in printer unit volume was primarily driven by unit increase in both Consumer and Commercial. Printer ASPs increased primarily due to favorable pricing including lower promotions, partially offset by mix shifts.
Net revenue for Commercial increased by 34.3%, primarily due to 33.3% increase in ASPs and a 21.8% increase in printer unit volume. The increase in ASPs was primarily driven by favorable mix shift and pricing including lower promotions. The printer unit volume increased due to improved demand as compared to prior-year period which was impacted by COVID-19.
Net revenue for Consumer increased 77.0%, primarily due to a 45.1% increase in printer unit volume and 22.3% increase in ASPs. The printer unit volume increased due to strong demand from remote working and learning and supply chain disruption in prior-year period due to COVID-19. The increase in ASPs was primarily driven by favorable pricing including lower promotions, partially offset by mix shifts.
Printing earnings from operations as a percentage of net revenue increased by 4.7 percentage points for the three months ended April 30, 2021, primarily due to increase in gross margin and lower operating expense as a percentage of revenue. The increase in gross margin is primarily due to favorable pricing including lower promotions, partially offset by unfavorable mix shifts. Operating expenses as a percentage of revenue decreased primarily due to less variability in expenses as some expenses are fixed or semi-variable, partially offset by higher variable compensation.

Six months ended April 30, 2021 compared with six months ended April 30, 2020
Printing net revenue increased 16.7% (increased 16.4% on a constant currency basis) for the six months ended April 30, 2021. The increase in net revenue was driven by growth in Consumer, Supplies and Commercial. Net revenue for Supplies increased 10.2%, primarily driven by favorable pricing including lower promotions and improved demand. Also, for the six months ended April 30, 2020, Supplies net revenue was impacted by COVID-19. Printer unit volume increased 27.1% and ASPs increased 9.8%. The increase in printer unit volume was primarily driven by unit increase in both Consumer and Commercial. Printer ASPs increased primarily due to favorable pricing including lower promotions, partially offset by mix shifts.
Net revenue for Commercial increased by 8.4%, primarily due to a 9.9% increase in printer unit volume and 4.2% increase in ASPs. The printer unit volume increased due to improved demand as compared to prior-year period which was impacted by COVID-19. The increase in ASPs was primarily driven by favorable pricing including lower promotions and mix shifts.
Net revenue for Consumer increased 65.1%, primarily due to a 29.8% increase in printer unit volume and 27.5% increase in ASPs. The printer unit volume increased due to strong demand from remote working and learning and supply chain disruption in prior-year period due to COVID-19. The increase in ASPs was primarily driven by favorable pricing including lower promotions.
Printing earnings from operations as a percentage of net revenue increased by 4.1 percentage points for the six months ended April 30, 2021, primarily due to increase in gross margin and lower operating expense as a percentage of revenue. The increase in gross margin is primarily due to favorable pricing including lower promotions, partially offset by mix shifts. Operating expenses as a percentage of revenue decreased primarily due to less variability in expenses as some expenses are fixed or semi-variable, partially offset by higher variable compensation.

Corporate Investments
The loss from operations in Corporate Investments for the three and six months ended April 30, 2021, was primarily due to expenses associated with our incubation projects and investments in digital enablement.

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
During the three months ended April 30, 2021, HP completed two acquisitions with a combined purchase price of $170 million, net of cash acquired, of which $117 million was recorded as goodwill and $78 million as intangible assets related to these acquisitions.
On June 1, 2021, HP made a cash payment of $411 million in connection with the acquisition of HyperX, the gaming division of Kingston Technology Company. The cash payment is subject to customary closing and other adjustments and will be finalized in future periods.
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
Liquidity
Our key cash flow metrics were as follows:

	Six months ended April 30
	2021	2020
	In millions
Net cash provided by operating activities	$2,468	$775
Net cash used in investing activities	(315)	(380)
Net cash used in financing activities	(3,593)	(878)
Net decrease in cash and cash equivalents	$(1,440)	$(483)
Operating Activities
Compared to the corresponding period in fiscal year 2020, net cash provided by operating activities increased by $1.7 billion for the six months ended April 30, 2021, primarily due to higher earnings from operations and favorable working capital changes.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	April 30, 2021	October 31, 2020	Change	April 30, 2020	October 31, 2019	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	28	32	(4)	37	35	2	(9)
Days of supply in inventory (“DOS”)	54	43	11	57	41	16	(3)
Days of purchases outstanding in accounts payable (“DPO”)	(110)	(105)	(5)	(128)	(107)	(21)	18
Cash conversion cycle	(28)	(30)	2	(34)	(31)	(3)	6
April 30, 2021 as compared to April 30, 2020
The cash conversion cycle is the sum of days of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for credit losses, by a 90-day average net revenue. The decrease in DSO was primarily due to favorable revenue linearity and strong collections.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of revenue. The decrease in DOS was primarily due to higher cost of revenue driven by strong demand, as compared to prior-year period, partially offset by strategic buys in Personal Systems.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of revenue. The decrease in DPO was primarily due to working capital management activities.
Investing Activities
Compared to the corresponding period in fiscal year 2020, net cash used in investing activities decreased by $0.1 billion for the six months ended April 30, 2021, primarily due to decrease in investments of $0.3 billion, partially offset by collateral posted for derivative instruments of $0.2 billion and higher net payments for acquisitions of $0.1 billion.
Financing Activities
Compared to the corresponding period in fiscal year 2020, net cash used in financing activities increased by $2.8 billion for the six months ended April 30, 2021, primarily due to higher share repurchases of $2.2 billion and lower commercial paper activity of $0.6 billion.
Share Repurchases and Dividends
During the six months ended April 30, 2021, HP returned $3.5 billion to the shareholders in the form of share repurchases of $3.0 billion and cash dividends of $0.5 billion. As of April 30, 2021, HP had approximately $9.7 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 10, “Stockholders’ Deficit”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Depending on these factors, we may, from time to time, incur additional indebtedness or refinance existing indebtedness. Outstanding borrowings decreased to $6.1 billion as of April 30, 2021 as compared to $6.2 billion as of October 31, 2020, bearing weighted-average interest rates of 3.9% for April 30, 2021 and October 31, 2020.

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
As of April 30, 2021, we maintained a 5-year senior unsecured committed revolving credit facility and a 364-day revolving credit facility with aggregate lending commitments of $4.0 billion and $1.0 billion, respectively. Commitments under the $4.0 billion and $1.0 billion revolving credit facilities would have been available until March 30, 2023, and May 28, 2021, respectively.
On May 26, 2021, we entered into a new $5.0 billion 5-year sustainability-linked senior unsecured committed revolving credit facility (the ‘New Revolving Facility”). Commitment fees, interest rates and other terms of borrowing under the New Revolving Facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the New Revolving Facility may be used for general corporate purposes. Commitments under the $4.0 billion revolving credit facility and the $1.0 billion revolving credit facility were terminated concurrently with the execution of the New Revolving Facility.
Available Borrowing Resources
As of April 30, 2021, we had available borrowing resources of $634 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facilities.
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

CONTRACTUAL AND OTHER OBLIGATIONS
Unconditional Purchase Obligation
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancellable without penalty. As of April 30, 2021, the Company had outstanding purchase commitments of $6.5 billion. The majority of these commitments are due within five years, see Note 14, “Commitments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Retirement and Post-Retirement Benefit Plan Contributions
As of April 30, 2021, we anticipate making contributions for the remainder of fiscal year 2021 of approximately $34 million to our non-U.S. pension plans, $19 million to cover benefit payments to U.S. non-qualified pension plan participants and $3 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.4 billion. We expect to make future cash payments of $0.1 billion in fiscal year 2021 with remaining cash payments through fiscal year

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
2023. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of April 30, 2021, we had approximately $553 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

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
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases during the three months ended April 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
February 2021	13,837	$26.05	13,837	10,941,111
March 2021	21,280	$30.08	21,280	10,301,076
April 2021	18,368	$33.13	18,368	9,692,513
Total	53,485		53,485
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On February 22, 2020, HP’s Board of Directors increased HP’s remaining share repurchase authorization to $15.0 billion in total. HP intends to repurchase shares opportunistically as part of a robust share repurchase program. HP expects to continue share repurchases at an elevated level of at least $1.0 billion per quarter in the coming quarters, unless higher return opportunities emerge. All share repurchases settled in the second quarter of fiscal year 2021 were open market transactions. As of April 30, 2021, HP had approximately $9.7 billion remaining under the share repurchase authorizations.
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
		10-Q	001-04423	10(k)(k)	March 5, 2019
10(l)(l)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(m)(m)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(n)(n)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)(o)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2017.*	10-K/A	001-04423	10(n)(n)	December 15, 2017
10(p)(p)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective February 28, 2020.*	10-Q	001-04423	10(p)(p)	March 5, 2020
10(q)(q)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(t)(t)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(u)(u)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(v)(v)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(w)(w)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(x)(x)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(y)(y)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(z)(z)	March 2, 2017
10(z)(z)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(a)(a)(a)	March 2, 2017
10(a)(a)(a)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(b)(b)(b)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(c)(c)(c)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(d)(d)(d)	March 1, 2018
10(d)(d)(d)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(e)(e)(e)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(f)(f)(f)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(g)(g)(g)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(h)(h)(h)	December 13, 2018

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(h)(h)(h)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2018).*	10-Q	001-04423	10(j)(j)(j)	March 5, 2019
10(i)(i)(i)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018).*	10-Q	001-04423	10(k)(k)(k)	March 5, 2019
10(j)(j)(j)	Form of Grant Agreement for grants of restricted stock units (for use from July 1, 2019).*	10-Q	001-04423	10(l)(l)(l)	August 29, 2019
10(k)(k)(k)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(m)(m)(m)	December 12, 2019
10(l)(l)(l)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(n)(n)(n)	December 12, 2019
10(m)(m)(m)	Form of Grant Agreement for grants of stock options for directors (for use from January 15, 2020).*	10-Q	001-04423	10(m)(m)(m)	March 5, 2020
10(n)(n)(n)	Form of Grant Agreement for grants of restricted stock units for directors (for use from January 15, 2020).*	10-Q	001-04423	10(n)(n)(n)	March 5, 2020
10(o)(o)(o)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(o)(o)(o)	March 5, 2020
10(p)(p)(p)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(p)(p)(p)	March 5, 2020
10(q)(q)(q)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(q)(q)(q)	March 5, 2020
10(r)(r)(r)	Amendment Number One to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(r)(r)(r)	June 5, 2020
10(s)(s)(s)	Amendment Number One to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(s)(s)(s)	June 5, 2020
10(t)(t)(t)	HP Inc. 2021 Employee Stock Purchase Plan.*	10-Q	001-04423	10(t)(t)(t)	June 5, 2020
10(u)(u)(u)	364-Day Credit Agreement, dated as of May 29, 2020, among the Registrant, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(u)(u)(u)	June 5, 2020
10(v)(v)(v)	Amendment Number Two to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective September 21, 2020.*	10-K	001-04423	10(x)(x)(x)	December 10, 2020
10(w)(w)(w)	Amendment Number Two to Registrant's 2005 Executive Deferred Compensation Plan (as amended effective September 21, 2020).*	10-K	001-04423	10(y)(y)(y)	December 10, 2020
10(x)(x)(x)	Form of Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(x)(x)(x)	March 5, 2021
10(y)(y)(y)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(y)(y)(y)	March 5, 2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(z)(z)(z)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(z)(z)(z)	March 5, 2021
10(a)(a)(a)(a)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)(a)	March 5, 2021
10(b)(b)(b)(b)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(b)(b)(b)(b)	March 5, 2021
10(c)(c)(c)(c)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(c)(c)(c)(c)	March 5, 2021
10(d)(d)(d)(d)	Form of Grant Agreement for grants of restricted stock units for directors.*	10-Q	001-04423	10(d)(d)(d)(d)	March 5, 2021
10(e)(e)(e)(e)
First Amendment to the Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective February 28, 2020 (as amended effective December 7, 2020)*
		10-Q	001-04423	10(e)(e)(e)(e)	March 5, 2021
10(f)(f)(f)(f)	Amendment Number Three to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective November 17, 2020).*	10-Q	001-04423	10(f)(f)(f)(f)	March 5, 2021
10(g)(g)(g)(g)	Special Advisor to the CEO Agreement dated as of January 16, 2021 by and between the Registrant and Kim Rivera*	10-Q	001-04423	10(g)(g)(g)(g)	March 5, 2021
10(h)(h)(h)(h)	Five-Year Credit Agreement, dated as of May 26, 2021, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-04423	10.1	June 1, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).†

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
Date: June 4, 2021