Form 10-Q
period 2021-07-31
HP INC
filed 2021-09-03
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP Inc. common stock outstanding as of July 31, 2021 was 1,152,518,738 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended July 31, 2021
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any statements regarding the potential impact of the COVID-19 pandemic and the actions by governments, businesses and individuals in response to the situation; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can also generally be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Risks, uncertainties and assumptions include factors relating to the effects of the COVID-19 pandemic and the actions by governments, businesses and individuals in response to the situation, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; HP’s ability to execute on its strategic plan, including the previously announced initiatives, business model changes and transformation; execution of planned structural cost reductions and productivity initiatives; HP’s ability to complete any contemplated share repurchases, other capital return programs or other strategic transactions; the need to address the many challenges facing HP’s businesses; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy and business model changes and transformation; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution and reseller landscape; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; successfully competing and maintaining the value proposition of HP’s products, including supplies; the need to manage (and reliance on) third-party suppliers, including with respect to component shortages, and the need to manage HP’s global, multi-tier distribution network, limit potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products or our uneven sales cycle; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; the hiring and retention of key employees; the impact of macroeconomic and geopolitical trends and events, including the effects of inflation; risks associated with HP’s international operations; the execution and performance of contracts by HP and its suppliers, customers, clients and partners, including logistical challenges with respect to such execution and performance; changes in estimates and assumptions HP makes in connection with the preparation of its financial statements; disruptions in operations from system security risks, data protection breaches, cyberattacks, extreme weather conditions, medical epidemics or pandemics such as the COVID-19 pandemic, and other natural or manmade disasters or catastrophic events; the impact of changes to federal, state, local and foreign laws and regulations, including environmental regulations and tax laws; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other risks that are described herein and the risks discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this report are made as of the date of this filing and HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2021	2020	2021	2020
	In millions, except per share amounts
Net revenue	$15,289	$14,294	$46,812	$41,381
Costs and expenses:
Cost of revenue	11,901	11,901	36,660	33,623
Research and development	477	359	1,462	1,097
Selling, general and administrative	1,408	1,156	4,267	3,662
Restructuring and other charges	56	59	216	431
Acquisition-related charges	24	11	40	14
Amortization of intangible assets	42	29	103	84
Total costs and expenses	13,908	13,515	42,748	38,911
Earnings from operations	1,381	779	4,064	2,470
Interest and other, net	(55)	(28)	(106)	(15)
Earnings before taxes	1,326	751	3,958	2,455
Provision for taxes	(218)	(17)	(554)	(279)
Net earnings	$1,108	$734	$3,404	$2,176

Net earnings per share:
Basic	$0.94	$0.52	$2.76	$1.52
Diluted	$0.92	$0.52	$2.73	$1.51

Weighted-average shares used to compute net earnings per share:
Basic	1,185	1,417	1,235	1,435
Diluted	1,199	1,423	1,247	1,441
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2021	2020	2021	2020
	In millions
Net earnings	$1,108	$734	$3,404	$2,176
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	1	2	5	1
	.
Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	133	(563)	(254)	(272)
Losses (gains) reclassified into earnings	64	(130)	262	(242)
	197	(693)	8	(514)
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(1)	(5)	40	(6)
Amortization of actuarial loss and prior service benefit	20	20	62	61
Curtailments, settlements and other	—	2	1	3
	19	17	103	58

Change in cumulative translation adjustment	2	15	35	4
Other comprehensive income (loss) before taxes	219	(659)	151	(451)
(Provision for) benefit from taxes	(32)	104	(41)	71
Other comprehensive income (loss), net of taxes	187	(555)	110	(380)
Comprehensive income	$1,295	$179	$3,514	$1,796
.
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	July 31, 2021	October 31, 2020
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$3,439	$4,864
Accounts receivable, net of allowance for credit losses of $117 and $122, respectively	4,908	5,381
Inventory	8,165	5,963
Other current assets	4,091	4,440
Total current assets	20,603	20,648
Property, plant and equipment, net	2,500	2,627
Goodwill	6,628	6,380
Other non-current assets	5,792	5,026
Total assets	$35,523	$34,681
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$214	$674
Accounts payable	15,898	14,704
Other current liabilities	11,555	10,842
Total current liabilities	27,667	26,220
Long-term debt	6,898	5,543
Other non-current liabilities	4,900	5,146
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,153 and 1,304 shares issued and outstanding at July 31, 2021 and October 31, 2020, respectively)	12	13
Additional paid-in capital	1,050	963
Accumulated deficit	(3,871)	(1,961)
Accumulated other comprehensive loss	(1,133)	(1,243)
Total stockholders’ deficit	(3,942)	(2,228)
Total liabilities and stockholders’ deficit	$35,523	$34,681
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended July 31
	2021	2020
	In millions
Cash flows from operating activities:
Net earnings	$3,404	$2,176
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	585	593
Stock-based compensation expense	260	221
Restructuring and other charges	216	431
Deferred taxes on earnings	(93)	146
Other, net	254	281
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	503	699
Inventory	(2,225)	(247)
Accounts payable	1,140	(433)
Net investment in leases	(78)	(112)
Taxes on earnings	19	(238)
Restructuring and other	(166)	(412)
Other assets and liabilities	(258)	(663)
Net cash provided by operating activities	3,561	2,442
Cash flows from investing activities:
Investment in property, plant and equipment	(410)	(464)
Proceeds from sale of property, plant and equipment	—	3
Purchases of available-for-sale securities and other investments	(24)	(533)
Maturities and sales of available-for-sale securities and other investments	283	303
Collateral posted for derivative instruments	121	(240)
Payment made in connection with business acquisitions, net of cash acquired	(582)	—
Net cash used in investing activities	(612)	(931)
Cash flows from financing activities:
Proceeds from short-term borrowings with original maturities greater than 90 days	22	19
Proceeds from debt, net of issuance costs	2,052	3,051
Payment of debt	(1,192)	(1,788)
Stock-based award activities and others	(42)	(125)
Repurchase of common stock	(4,495)	(1,767)
Cash dividends paid	(719)	(759)
Net cash used in financing activities	(4,374)	(1,369)
(Decrease) increase in cash and cash equivalents	(1,425)	142
Cash and cash equivalents at beginning of period	4,864	4,537
Cash and cash equivalents at end of period	$3,439	$4,679
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance April 30, 2020	1,429,957	$14	$926	$(633)	$(1,050)	$(743)
Net earnings				734		734
Other comprehensive loss, net of taxes					(555)	(555)
Comprehensive income						179
Issuance of common stock in connection with employee stock plans and other	2,379		23			23
Repurchases of common stock (Note 10)	(58,839)		(40)	(961)		(1,001)
Cash dividends ($0.35 per common share)				(493)		(493)
Stock-based compensation expense			49			49
Balance July 31, 2020	1,373,497	$14	$958	$(1,353)	$(1,605)	$(1,986)

Balance April 30, 2021	1,201,255	$12	$1,018	$(3,070)	$(1,320)	$(3,360)
Net earnings				1,108		1,108
Other comprehensive income, net of taxes					187	187
Comprehensive income						1,295
Issuance of common stock in connection with employee stock plans and other	968		7			7
Repurchases of common stock (Note 10)	(49,704)		(44)	(1,456)		(1,500)
Cash dividends ($0.39 per common share)				(453)		(453)
Stock-based compensation expense			69			69
Balance July 31, 2021	1,152,519	$12	$1,050	$(3,871)	$(1,133)	$(3,942)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2019	1,457,719	$15	$835	$(818)	$(1,225)	$(1,193)
Net earnings				2,176		2,176
Other comprehensive loss, net of taxes					(380)	(380)
Comprehensive income						1,796
Issuance of common stock in connection with employee stock plans and other	13,143		(35)			(35)
Repurchases of common stock (Note 10)	(97,365)	(1)	(63)	(1,737)		(1,801)
Cash dividends ($0.70 per common share)				(1,001)		(1,001)
Stock-based compensation expense			221			221
Adjustment for adoption of accounting standards				27		27
Balance July 31, 2020	1,373,497	$14	$958	$(1,353)	$(1,605)	$(1,986)

Balance October 31, 2020	1,303,927	$13	$963	$(1,961)	$(1,243)	$(2,228)
Net earnings				3,404		3,404
Other comprehensive income, net of taxes					110	110
Comprehensive income						3,514
Issuance of common stock in connection with employee stock plans and other	11,385		(41)			(41)
Repurchases of common stock (Note 10)	(162,793)	(1)	(132)	(4,371)		(4,504)
Cash dividends ($0.78 per common share)				(943)		(943)
Stock-based compensation expense			260			260
Balance July 31, 2021	1,152,519	$12	$1,050	$(3,871)	$(1,133)	$(3,942)
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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of July 31, 2021, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.
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
Accounts receivable
HP records allowance for credit losses for the current expected credit losses inherent in the asset over its expected life. The allowance for credit losses is maintained based on the relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.
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
HP has third-party short-term financing arrangements intended to facilitate the working capital requirements of certain customers. These financing arrangements, which in certain cases provide for partial recourse, result in the transfer of HP’s trade receivables to a third-party. HP reflects amounts transferred to, but not yet collected from the third-party in Accounts receivable in the Consolidated Condensed Balance Sheets. For arrangements involving an element of recourse, the fair value of the

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)

recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets.
Debt and Marketable Equity Securities Investments
HP determines the appropriate classification of its investments at the time of purchase and re-evaluates the classifications at each balance sheet date. Debt and marketable equity securities are generally considered available-for-sale. All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Marketable debt securities with maturities of twelve months or less are classified as short-term investments and marketable debt securities with maturities greater than twelve months are classified based on their availability for use in current operations. Marketable equity securities, including mutual funds, are classified as either short or long-term based on the nature of each security and its availability for use in current operations.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)
Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	Three months ended July 31		Nine months ended July 31
	2021	2020	2021	2020
	In millions
Net revenue:
Notebooks	$7,328	$7,304	$22,183	$18,361
Desktops	2,246	2,221	6,871	7,553
Workstations	388	428	1,177	1,461
Other	444	407	1,333	1,190
Personal Systems	10,406	10,360	31,564	28,565
Supplies	3,092	2,573	9,575	8,455
Commercial	1,070	732	3,112	2,616
Consumer	720	628	2,562	1,744
Printing	4,882	3,933	15,249	12,815
Corporate Investments	—	1	1	2
Total segment net revenue	15,288	14,294	46,814	41,382
Other	1	—	(2)	(1)
Total net revenue	$15,289	$14,294	$46,812	$41,381

Earnings before taxes:
Personal Systems	$869	$570	$2,337	$1,784
Printing	857	480	2,806	1,782
Corporate Investments	(20)	(15)	(82)	(42)
Total segment earnings from operations	1,706	1,035	5,061	3,524
Corporate and unallocated costs and other	(134)	(108)	(378)	(304)
Stock-based compensation expense	(69)	(49)	(260)	(221)
Restructuring and other charges	(56)	(59)	(216)	(431)
Acquisition-related charges	(24)	(11)	(40)	(14)
Amortization of intangible assets	(42)	(29)	(103)	(84)
Interest and other, net	(55)	(28)	(106)	(15)
Total earnings before taxes	$1,326	$751	$3,958	$2,455

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the nine months ended July 31, 2021 and 2020 summarized by plan were as follows:

	Fiscal 2020 Plan
	Severance and EER		Non-labor	Other prior-year Plans	Total
	In millions
Accrued balance as of October 31, 2020	$55		$—	$12	$67
Charges	164		35	—	199
Cash payments	(132)		(4)	(12)	(148)
Non-cash and other adjustments	(1)		(31)	—	(32)
Accrued balance as of July 31, 2021	$86		$—	$—	$86
Total costs incurred to date as of July 31, 2021	$592		$45	$1,817	$2,454

Reflected in Consolidated Condensed Balance Sheets
Other current liabilities	$86		$—	$—	$86

Accrued balance as of October 31, 2019	$76		$—	$66	$142
Charges	325		5	1	331
Cash payments	(256)		(5)	(48)	(309)
Non-cash and other adjustments	(48)	(1)	—	(3)	(51)
Accrued balance as of July 31, 2020	$97		$—	$16	$113

(1)Includes reclassification of liability related to the Enhanced Early Retirement (“EER”) plan of $44 million for certain healthcare and medical savings account benefits to pension and post-retirement plans.
HP’s restructuring charges for the three months ended July 31, 2021 summarized by the plans outlined below were as follows:

	Fiscal 2020 Plan
	Severance and EER	Non-labor	Total
	In millions
For the three months ended July 31, 2021	$28	$20	$48

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
Other charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts and proxy contest activities, and are distinct from ongoing operational costs. These costs primarily relate to third-party legal, professional services and other non-recurring costs. For the three and nine months ended July 31, 2021, HP incurred $8 million

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 3: Restructuring and Other Charges (Continued)
and $17 million of other charges, respectively. For the three and nine months ended July 31, 2020, HP incurred $13 million and $100 million of other charges, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2021	2020	2021	2020	2021	2020
	In millions
Service cost	$—	$—	$16	$16	$—	$—
Interest cost	76	103	5	4	2	3
Expected return on plan assets	(127)	(175)	(13)	(10)	(5)	(6)
Amortization and deferrals:
Actuarial loss (gain)	14	16	13	11	(4)	(3)
Prior service benefit	—	—	(1)	(1)	(2)	(3)
Net periodic benefit (credit) cost	(37)	(56)	20	20	(9)	(9)
Settlement loss	—	2	—	—	—	—
Total periodic benefit (credit) cost	$(37)	$(54)	$20	$20	$(9)	$(9)

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2021	2020	2021	2020	2021	2020
	In millions
Service cost	$—	$—	$50	$47	$1	$1
Interest cost	228	309	14	13	6	8
Expected return on plan assets	(381)	(525)	(37)	(31)	(17)	(17)
Amortization and deferrals:
Actuarial loss (gain)	44	48	40	32	(12)	(8)
Prior service benefit	—	—	(2)	(2)	(8)	(9)
Net periodic benefit (credit) cost	(109)	(168)	65	59	(30)	(25)
Settlement loss	1	3	—	—	—	—
Special termination benefit cost	—	—	—	—	—	44
Total periodic benefit (credit) cost	$(108)	$(165)	$65	$59	$(30)	$19
Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2021, HP anticipates making contributions of approximately $77 million to its non-U.S. pension plans, approximately $34 million to its U.S. non-qualified plan participants and approximately $5 million to cover benefit claims under HP’s post-retirement benefit plans. During the nine months ended July 31, 2021, HP contributed $50 million to its non-U.S. pension plans, paid $21 million to cover benefit payments to U.S. non-qualified plan participants and paid $3 million to cover benefit claims under HP’s post-retirement benefit plans.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)
In August 2021, HP entered into an agreement with The Prudential Insurance Company of America (“Prudential”) to purchase an irrevocable group annuity contract and transfer approximately $5.2 billion of the HP Inc. U.S. Pension Plan (“Pension Plan”) obligations, subject to customary closing conditions. Under the agreement, Prudential will assume responsibility for pension benefits and annuity administration for approximately 41,000 retirees and beneficiaries. This transaction will not change the amount or timing of monthly retirement benefit payments. Upon closing this transaction in the fourth quarter of fiscal 2021, HP will record a settlement gain of approximately $40 million. As the transaction will be funded directly by the assets of the Pension Plan, there will be no cash flow impact to HP.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was 16.5% and 2.2% for the three months ended July 31, 2021 and 2020, respectively, and 14.0% and 11.4% for the nine months ended July 31, 2021 and 2020, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three and nine months ended July 31, 2021 was primarily due to tax effects of internal reorganization and by favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. For the three and nine months ended July 31, 2020, HP’s effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to audit settlements in various jurisdictions and favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world.
During the three and nine months ended July 31, 2021, HP recorded $21 million and $150 million, respectively, of net income tax benefits related to discrete items in the provision for taxes. These amounts included income tax benefits of $9 million and $45 million related to restructuring charges and $23 million and $30 million related to the filing of tax returns in various jurisdictions for the three and nine months ended July 31, 2021, respectively. The nine months ended July 31, 2021 also included a tax benefit of $89 million related to tax effects of internal reorganization and a tax benefit of $10 million related to audit settlements in various jurisdictions. These benefits were partially offset by uncertain tax position charges of $13 million and $25 million for the three and nine months ended July 31, 2021, respectively. For the three and nine months ended July 31, 2021, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
During the three and nine months ended July 31, 2020, HP recorded $116 million and $182 million, respectively, of net tax benefits related to discrete items in the provision for taxes. These amounts included tax benefits of $102 million and $143 million related to audit settlements in various jurisdictions, $20 million and $75 million related to restructuring charges, and $4 million and $20 million related to acquisition charges for the three and nine months ended July 31, 2020, respectively. These benefits were partially offset by uncertain tax position charges of $3 million and $54 million for the three and nine months ended July 31, 2020, respectively. For the three and nine months ended July 31, 2020, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
Uncertain Tax Positions
As of July 31, 2021, the amount of gross unrecognized tax benefits was $822 million, of which up to $653 million would affect HP’s effective tax rate if realized. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of July 31, 2021 and 2020, HP had accrued $70 million and $37 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects to complete the resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $98 million within the next 12 months, affecting HP’s effective tax rate if realized.
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

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 6: Supplementary Financial Information
Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

Nine months ended July 31, 2021
In millions
Balance at beginning of period	$122
Current-period allowance for credit losses	9
Deductions, net of recoveries	(14)
Balance at end of period	$117
HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of July 31, 2021 and October 31, 2020 were not material. The costs associated with the sale of trade receivables for the three and nine months ended July 31, 2021 and 2020 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended July 31		Nine months ended July 31
	2021	2020	2021	2020
	In millions
Balance at beginning of period(1)	$212	$124	$188	$235
Trade receivables sold	2,667	2,231	9,155	7,411
Cash receipts	(2,711)	(2,254)	(9,181)	(7,544)
Foreign currency and other	(2)	8	4	7
Balance at end of period(1)	$166	$109	$166	$109
(1) Amounts outstanding from third parties reported in Accounts receivable in the Consolidated Condensed Balance Sheets.
Inventory

	As of
	July 31, 2021	October 31, 2020
	In millions
Finished goods	$4,187	$3,662
Purchased parts and fabricated assemblies(1)	3,978	2,301
	$8,165	$5,963
(1) Increase is attributable to strategic buys in Personal Systems.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Other Current Assets

	As of
	July 31, 2021	October 31, 2020
	In millions
Supplier and other receivables	$2,218	$2,092
Prepaid and other current assets	1,031	1,104
Value-added taxes receivable	834	970
Available-for-sale investments	8	274
	$4,091	$4,440

Property, Plant and Equipment, net

	As of
	July 31, 2021	October 31, 2020
	In millions
Land, buildings and leasehold improvements	$2,168	$2,066
Machinery and equipment, including equipment held for lease	5,259	5,275
	7,427	7,341
Accumulated depreciation	(4,927)	(4,714)
	$2,500	$2,627

Other Non-Current Assets

	As of
	July 31, 2021	October 31, 2020
	In millions
Deferred tax assets	$2,581	$2,515
Right-of-use assets from operating leases, net	1,114	1,107
Deposits and prepaid	757	337
Intangible assets	741	540
Other	599	527
	$5,792	$5,026

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Other Current Liabilities

	As of
	July 31, 2021	October 31, 2020
	In millions
Sales and marketing programs	$3,101	$3,185
Employee compensation and benefit	1,462	1,194
Deferred revenue	1,335	1,208
Other accrued taxes	1,020	1,051
Warranty	752	746
Operating lease liabilities	330	275
Tax liability	271	223
Other	3,284	2,960
	$11,555	$10,842

Other Non-Current Liabilities

	As of
	July 31, 2021	October 31, 2020
	In millions
Pension, post-retirement, and post-employment liabilities	$1,342	$1,576
Deferred revenue	1,043	1,072
Operating lease liabilities	878	904
Tax liability	751	746
Deferred tax liability	47	25
Other	839	823
	$4,900	$5,146

Interest and other, net

	Three months ended July 31		Nine months ended July 31
	2021	2020	2021	2020
	In millions
Interest expense on borrowings	$(68)	$(55)	$(193)	$(176)
Loss on extinguishment of debt(1)	(16)	(40)	(16)	(40)
Other, net	29	67	103	201
	$(55)	$(28)	$(106)	$(15)
(1) See Note 9 “Borrowings” for detailed information.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Net revenue by region

	Three months ended July 31		Nine months ended July 31
	2021	2020	2021	2020
	In millions
Americas	$7,006	$6,229	$20,746	$17,393
Europe, Middle East and Africa	5,004	4,725	16,267	14,611
Asia-Pacific and Japan	3,279	3,340	9,799	9,377
Total net revenue	$15,289	$14,294	$46,812	$41,381

Value of Remaining Performance Obligations
    As of July 31, 2021, the estimated value of transaction price allocated to remaining performance obligations was $3.8 billion. HP expects to recognize approximately $1.8 billion of the unearned amount in next 12 months and $2.0 billion thereafter.
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
Contract Liabilities
As of July 31, 2021 and October 31, 2020, HP’s contract liabilities balances were $2.4 billion and $2.2 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Consolidated Condensed Balance Sheets.
The increase in the contract liabilities balance for the nine months ended July 31, 2021 was primarily driven by sales of fixed-price support and maintenance services, partially offset by $0.9 billion of revenue recognized that was included in the contract liabilities balance as of October 31, 2020.
Changes in Variable Consideration
HP reduces the transaction price at the time performance obligations are satisfied for various customer and distributor sales incentive and promotional programs. During the three months ended July 31, 2021, we recorded an increase to our estimated transaction price for performance obligations satisfied in the prior periods of approximately $350 million. The change in estimate is a result of lower-than-expected marketing incentives due to increasing supply constraints, shifts in customer behavior and the evolving impact of the COVID-19 pandemic. The changes in estimates recorded during the nine months ended July 31, 2021 and the three and nine months ended July 31, 2020 were immaterial.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
    The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2021				As of October 31, 2020
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$1,407	$—	$1,407	$—	$1,700	$—	$1,700
Financial institution instruments	—	—	—	—	—	59	—	59
Government debt(1)	770	—	—	770	1,992	181	—	2,173
Available-for-Sale Investments:
Corporate debt	—	—	—	—	—	169	—	169
Financial institution instruments	—	8	—	8	—	32	—	32
Government debt(1)	—	—	—	—	—	73	—	73
Mutual funds	6	57	—	63	5	53	—	58
Derivative Instruments:
Interest rate contracts	—	2	—	2	—	4	—	4
Foreign currency contracts	—	188	—	188	—	191	—	191
Other derivatives	—	1	—	1	—	—	—	—
Total assets	$776	$1,663	$—	$2,439	$1,997	$2,462	$—	$4,459
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$6	$—	$6	$—	$3	$—	$3
Foreign currency contracts	—	224	—	224	—	256	—	256
Other derivatives	—	1	—	1	—	3	—	3
Total liabilities	$—	$231	$—	$231	$—	$262	$—	$262

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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $7.7 billion as of July 31, 2021, compared to its carrying amount of $7.1 billion at that date. The fair value of HP’s short- and long-term debt was $6.7 billion as of October 31, 2020, compared to its carrying value of $6.2 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of July 31, 2021				As of October 31, 2020
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$1,407	$—	$—	$1,407	$1,700	$—	$—	$1,700
Financial institution instruments	—	—	—	—	59	—	—	59
Government debt	770	—	—	770	2,173	—	—	2,173
Total cash equivalents	2,177	—	—	2,177	3,932	—	—	3,932
Available-for-Sale Investments:
Corporate debt(1)	—	—	—	—	169	—	—	169
Financial institution instruments(1)	8	—	—	8	32	—	—	32
Government debt(1)	—	—	—	—	73	—	—	73
Mutual funds	44	19	—	63	42	16	—	58
Total available-for-sale investments	52	19	—	71	316	16	—	332
Total cash equivalents and available-for-sale investments	$2,229	$19	$—	$2,248	$4,248	$16	$—	$4,264
(1) HP classifies its marketable debt securities as Available-for-sale investments within Other current assets on the Consolidated Condensed Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of July 31, 2021 and October 31, 2020, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of July 31, 2021
	Amortized Cost	Fair Value
	In millions
Due in one year	$8	$8
Non-marketable equity securities in privately held companies are included in Other non-current assets in the Consolidated Condensed Balance Sheets. These amounted to $53 million and $44 million as of July 31, 2021 and October 31, 2020, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded for the three and nine months ended July 31, 2021.

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
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $95 million and $90 million as of July 31, 2021 and as of October 31, 2020, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of July 31, 2021 and October 31, 2020.
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
During the nine months ended July 31, 2021, HP entered into interest rate swaps with a notional amount of $375 million that were designated as fair value hedges, to convert a portion of its fixed-rate debt to floating. HP terminated interest rate swaps with a notional amount of $500 million that were de-designated as fair value hedges including $250 million notional amount related to certain fixed-rate debt securities that were extinguished, resulting in an immaterial loss.
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
During the nine months ended July 31, 2021, HP entered into a series of forward starting swap agreements with notional amounts totaling $1.75 billion to hedge the exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated issuance of long-term debt. These agreements were designated as cash flow hedges. In June 2021, a series of these forward starting swaps totaling $750 million notional amount were settled upon the issuance of the senior notes resulting in an immaterial loss recognized in Accumulated other comprehensive loss. The loss will be reclassified to Interest and other, net over the life of the related debt.
Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of forward contracts used to hedge foreign currency-denominated balance sheet exposures. HP also uses total return swaps to hedge its executive deferred compensation plan liability.
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
During the three and nine months ended July 31, 2021 and 2020, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
Gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of July 31, 2021					As of October 31, 2020
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$2	$—	$6	$875	$4	$—	$—	$3
Cash flow hedges:
Foreign currency contracts	16,531	142	32	135	47	15,661	148	30	199	37
Interest rate contracts	1,000	—	—	—	27	—	—	—	—	—
Total derivatives designated as hedging instruments	18,281	142	34	135	80	16,536	152	30	199	40
Derivatives not designated as hedging instruments
Foreign currency contracts	5,519	14	—	15	—	5,319	13	—	20	—
Other derivatives	155	1	—	1	—	142	—	—	3	—
Total derivatives not designated as hedging instruments	5,674	15	—	16	—	5,461	13	—	23	—
Total derivatives	$23,955	$157	$34	$151	$80	$21,997	$165	$30	$222	$40

Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of July 31, 2021 and October 31, 2020, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

	In the Consolidated Condensed Balance Sheets
				Gross Amounts Not Offset
	Gross Amount Recognized (i)	Gross Amount Offset (ii)	Net Amount Presented (iii) = (i)–(ii)	Derivatives (iv)	Financial Collateral (v)		Net Amount (vi) = (iii)–(iv)–(v)
	In millions
As of July 31, 2021
Derivative assets	$191	$—	$191	$133	$34	(1)	$24
Derivative liabilities	$231	$—	$231	$133	$75	(2)	$23
As of October 31, 2020
Derivative assets	$195	$—	$195	$156	$4	(1)	$35
Derivative liabilities	$262	$—	$262	$156	$130	(2)	$(24)
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
Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship were as follows:

Derivative Instrument	Hedged Item	Location	Year	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Three months ended July 31
Interest rate contract	Fixed-rate debt	Interest and other, net	2021	$(55)	$5	$(5)
			2020	$(28)	$1	$(1)
Nine months ended July 31
Interest rate contract	Fixed-rate debt	Interest and other, net	2021	$(106)	$(5)	$5
			2020	$(15)	$11	$(11)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive loss was as follows:

	Three months ended July 31		Nine months ended July 31
	2021	2020	2021	2020
	In millions
Gain/(loss) recognized in Accumulated other comprehensive loss on derivatives:
Foreign currency contracts	$167	$(567)	$(220)	$(268)
Interest rate contracts	$(34)	$4	$(34)	$(4)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of cash flow hedges are recorded				Gain/(loss) reclassified from Accumulated other comprehensive loss into earnings
	Three months ended July 31		Nine months ended July 31		Three months ended July 31		Nine months ended July 31
	2021	2020	2021	2020	2021	2020	2021	2020
	In millions
Net revenue	$15,289	$14,294	$46,812	$41,381	$(57)	$136	$(246)	$259
Cost of revenue	(11,901)	(11,901)	(36,660)	(33,623)	(7)	(7)	(17)	(18)
Other operating expenses	(2,007)	(1,614)	(6,088)	(5,288)	—	1	1	1
Interest and other, net	(55)	(28)	(106)	(15)	—	—	—	—
Total	$1,326	$751	$3,958	$2,455	$(64)	$130	$(262)	$242
As of July 31, 2021, HP expects to reclassify an estimated accumulated other comprehensive loss of $40 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive loss based on the change of market rate, and therefore could have different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Condensed Statements of Earnings for the three and nine months ended July 31, 2021 and 2020 was as follows:

	Gain/(loss) recognized in earnings on derivative instrument
		Three months ended July 31		Nine months ended July 31
	Location	2021	2020	2021	2020
		In millions
Foreign currency contracts	Interest and other, net	$(33)	$46	$(42)	$63
Other derivatives	Interest and other, net	(2)	11	4	16
Total		$(35)	$57	$(38)	$79

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of July 31, 2021		As of October 31, 2020
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Current portion of long-term debt	$181	3.3%	$633	4.0%
Notes payable to banks, lines of credit and other	33	1.6%	41	1.6%
	$214		$674
Long-Term Debt

	As of
	July 31, 2021	October 31, 2020
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	$—	$412
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	—	586
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.00%, due September 2041	1,199	1,199
2019 Shelf Registration Statement:
$1,150 issued at discount to par at a price of 99.769% in June 2020 at 2.2%, due June 2025	1,148	1,148
$1,000 issued at discount to par at a price of 99.718% in June 2020 at 3.0%, due June 2027	997	997
$850 issued at discount to par at a price of 99.790% in June 2020 at 3.4%, due June 2030	848	848
$1,000 issued at discount to par at a price of 99.808% in June 2021 at 1.45%, due June 2026	999	—
$1,000 issued at discount to par at a price of 99.573% in June 2021 at 2.65%, due June 2031	996	—
	6,686	5,689
Other borrowings at 0.51-9.00%, due in calendar years 2021-2028	451	522
Fair value adjustment related to hedged debt	(2)	2
Unamortized debt issuance cost	(56)	(37)
Current portion of long-term debt	(181)	(633)
Total long-term debt	$6,898	$5,543
(1)HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.
In June 2021, HP completed its offering of $2.0 billion aggregate principal amount of senior unsecured notes, consisting of $1.0 billion of 1.450% notes due June 2026 (the “2026 Notes”), and $1.0 billion of 2.650% notes due June 2031 (the “2031 Notes”). HP incurred issuance costs of $17 million. HP will pay interest semi-annually on the notes on June 17 and December 17, beginning December 17, 2021. In June 2021, HP terminated a series of forward starting swap agreements with notional amounts totaling $750 million that were executed to mitigate the treasury rate volatility associated with this debt issuance. The net proceeds from the 2026 Notes were used for general corporate purposes, including redemption of existing notes maturing in 2021, as described below. HP intends to allocate an amount equal to the net proceeds of the 2031 Notes to finance or refinance, in whole or in part, environmentally and socially responsible eligible projects in the following eight areas: renewable energy; green buildings; energy efficiency; clean transportation; pollution prevention and control; eco-efficient and/or circular economy products, production technologies and processes; environmentally sustainable management of living natural resources and land use; and socioeconomic advancement and empowerment.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Borrowings (Continued)
Extinguishment of debt
In July 2021, HP redeemed the remaining aggregate principal amounts of $0.4 billion in outstanding U.S. Dollar 4.375% Global Notes due September 15, 2021 and $0.6 billion in outstanding U.S. Dollar 4.650% Global Notes due December 9, 2021. This extinguishment of debt resulted in a net loss of $16 million, which was recorded as Interest and other, net on the Consolidated Condensed Statements of Earnings.
As part of the above transactions, HP terminated and settled interest rate swaps with a notional amount of $250 million that were de-designated as fair value hedges.
Commercial Paper
As of July 31, 2021, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.
Credit Facilities
As of July 31, 2021, HP maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility (the “New Revolving Facility”), which HP entered into on May 26, 2021. Commitments under the New Revolving Facility will be available until May 26, 2026. HP had maintained a $4.0 billion senior unsecured committed revolving credit facility and a $1.0 billion 364-day revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the $4.0 billion and $1.0 billion revolving credit facilities were terminated concurrently with the execution of the New Revolving Facility.
Commitment fees, interest rates and other terms of borrowing under the New Revolving Facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the New Revolving Facility may be used for general corporate purposes.
As of July 31, 2021, HP was in compliance with the financial covenants in the credit agreement governing the New Revolving Facility.
Available Borrowing Resources
As of July 31, 2021, HP had available borrowing resources of $575 million from uncommitted lines of credit in addition to the New Revolving Facility.

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three and nine months ended July 31, 2021, HP executed share repurchases of 50 million shares and 163 million shares and settled total shares for $1.5 billion and $4.5 billion, respectively. During the three and nine months ended July 31, 2020, HP executed share repurchases of 59 million shares and 97 million shares and settled total shares for $1.0 billion and $1.8 billion, respectively. Share repurchases executed during the three and nine months ended July 31, 2021 and 2020 included 1.8 million and 2.8 million shares settled in August 2021 and 2020, respectively.
The shares repurchased during the nine months ended July 31, 2021 and 2020 were all open market repurchase transactions. As of July 31, 2021, HP had approximately $8.2 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)
Tax effects related to Other Comprehensive Income (Loss)

	Three months ended July 31		Nine months ended July 31
	2021	2020	2021	2020
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax provision on unrealized gains arising during the period	$—	$—	$(1)	$—

Tax effect on change in unrealized components of cash flow hedges:
Tax (provision) benefit on unrealized gains (losses) arising during the period	(22)	83	18	34
Tax (benefit) provision on losses (gains) reclassified into earnings	(4)	25	(25)	51
	(26)	108	(7)	85
Tax effect on change in unrealized components of defined benefit plans:
Tax benefit (provision) on (losses) gains arising during the period	—	1	(11)	1
Tax benefit on amortization of actuarial loss and prior service benefit	(4)	(5)	(14)	(15)
	(4)	(4)	(25)	(14)

Tax effect on change in cumulative translation adjustment	(2)	—	(8)	—
Tax (provision) benefit on other comprehensive income (loss)	$(32)	$104	$(41)	$71

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended July 31		Nine months ended July 31
	2021	2020	2021	2020
	In millions
Other comprehensive income (loss), net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	$1	$2	$4	$1

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	111	(480)	(236)	(238)
Losses (gains) reclassified into earnings	60	(105)	237	(191)
	171	(585)	1	(429)
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(1)	(4)	29	(5)
Amortization of actuarial loss and prior service benefit(1)	16	15	48	46
Curtailments, settlements and other	—	2	1	3
	15	13	78	44

Change in cumulative translation adjustment	—	15	27	4
Other comprehensive income (loss), net of taxes	$187	$(555)	$110	$(380)
(1)These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)
The components of Accumulated other comprehensive loss, net of taxes and changes were as follows:

	Nine months ended July 31, 2021
	Net unrealized gains on available-for-sale debt securities	Net unrealized (losses) gains on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$11	$(66)	$(1,190)	$2	$(1,243)
Other comprehensive income (loss) before reclassifications	4	(236)	29	27	(176)
Reclassifications of losses into earnings	—	237	48	—	285
Reclassifications of settlements into earnings	—	—	1	—	1
Balance at end of period	$15	$(65)	$(1,112)	$29	$(1,133)

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 11: Net Earnings Per Share
HP calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock units, stock options, performance-based awards and shares purchased under the 2021 employee stock purchase plan.
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended July 31		Nine months ended July 31
	2021	2020	2021	2020
	In millions, except per share amounts
Numerator:
Net earnings	$1,108	$734	$3,404	$2,176
Denominator:
Weighted-average shares used to compute basic net EPS	1,185	1,417	1,235	1,435
Dilutive effect of employee stock plans	14	6	12	6
Weighted-average shares used to compute diluted net EPS	1,199	1,423	1,247	1,441
Net earnings per share:
Basic	$0.94	$0.52	$2.76	$1.52
Diluted	$0.92	$0.52	$2.73	$1.51
Anti-dilutive weighted-average stock-based compensation awards(1)	—	15	2	13
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

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of July 31, 2021, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
Reprobel SCRL (“Reprobel”), a collecting society administering the remuneration for reprography to Belgian copyright holders, requested by extrajudicial means that HP amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the Brussels Court of First Instance in Belgium, seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that payments already made by HP are sufficient to comply with its obligations. The Brussels Court of Appeal (the “Court of Appeal”) stayed the proceedings and referred several questions to the Court of Justice of the European Union (“CJEU”). On November 12, 2015, the CJEU published its judgment providing that a national legislation such as the Belgian one at issue in the main proceedings is incompatible with EU law on multiple legal points, as argued by HP, and returned the proceedings to the referring court. On May 12, 2017, the Court of Appeal held that (1) reprographic copyright levies are due notwithstanding the lack of conformity of the Belgian system with EU law in certain aspects and (2) the applicable levies are to be calculated based on the objective speed of each MFD as established by an expert appointed by the Court of Appeal. HP appealed this decision before the Belgian Supreme Court on January 18, 2018. The Belgian Supreme Court rejected HP’s appeal on September 24, 2020 and the matter has been remitted to the Court of Appeal, where the expert will give an opinion on the objective speed and amount of compensation due. Under a settlement agreement executed on June 16, 2021 HP and Reprobel have resolved all ongoing disputes in relation to the Belgian copyright exceptions system that was applicable until December 2016, when the relevant provisions of the copyright law were abolished.
Hewlett-Packard Company v. Oracle Corporation.  On June 15, 2011, HP filed suit against Oracle Corporation (“Oracle”) in California Superior Court in Santa Clara County in connection with Oracle’s March 2011 announcement that it was discontinuing software support for HP’s Itanium-based line of mission-critical servers. HP asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. The matter eventually progressed to trial, which was bifurcated into two phases. HP prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP’s Itanium-based servers for as long as HP decided to sell such servers. The second phase of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP’s damages claim infringed on Oracle’s First Amendment rights. On August 27, 2015, the California Court of Appeals rejected Oracle’s appeal. The matter was remanded to the trial court for the second phase of the trial, which began on May 23, 2016 and was submitted to the jury on June 29, 2016. On June 30, 2016, the jury returned a verdict in favor of HP, awarding HP approximately $3.0 billion in damages, which included approximately $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for HP for this amount with interest accruing until the judgment is paid. Oracle’s motion for new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. Oral argument in front of the Court of Appeals was held on May 27, 2021. On June 14, 2021, the Court of Appeals affirmed both the trial court’s judgment and its denial of prejudgment interest to HP. On July 26, 2021, Oracle filed a petition with the California Supreme Court for review, which HP answered on August 16, 2021. Litigation is unpredictable, and there can be no assurance that HP will recover damages, or that any award of damages will be for the amount awarded by the jury’s verdict. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the Separation.
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging the defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. The operative complaint is the Fourth Amended Complaint, filed in July 2020. By their complaint, plaintiffs seek to represent (1) a putative nationwide ADEA collective comprised of all individuals 40 years of age and older who had their employment terminated pursuant to a WFR plan on or after December 9, 2014 or April 8, 2015, depending on state law; and (2) a putative Rule 23 class under California law comprised of all individuals 40 years of age and older who had their employment terminated in California pursuant to a WFR plan on or after August 18, 2012. Excluded from the putative collective and class are employees who (a) signed a Waiver and General Release Agreement at termination, or

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
(b) signed an Agreement to Arbitrate Claims. A similar purported collective and class are proposed for Hewlett Packard Enterprise, but the periods start on November 1, 2015. Plaintiffs seek monetary damages in the form of back and front pay and benefits, liquidated damages under the ADEA, punitive damages under the state law claims, an award of attorneys’ fees, and other relief. In December 2020, plaintiffs filed a motion for preliminary certification of the putative nationwide ADEA collectives, and the Court granted this motion on April 13, 2021. As a result, potential members of the ADEA collectives will be notified of their right to opt into the case to join the current thirty-six named and opt-in plaintiffs.
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
Slingshot Printing LLC Litigation. On June 11, 2019, Slingshot Printing LLC (“Slingshot”) filed three complaints in U.S. District Court in the Western District of Texas alleging HP infringes or has infringed sixteen patents. On September 20, 2019, Slingshot filed a fourth complaint and amended the three earlier complaints, alleging that HP infringes or has infringed thirty-two patents. On December 12, 2019, Slingshot voluntarily dismissed its allegations as to one patent because it did not own a related patent. On January 23, 2020, Slingshot filed a fifth complaint, re-asserting the dismissed patent as well as the related patent. On February 13, 2020, Slingshot voluntarily dismissed its allegations as to another patent, which was asserted in its third complaint. On March 25, 2020, Slingshot voluntarily dismissed its allegations as to an additional patent, which was also asserted in its third complaint. The five complaints assert a total of 31 patents and seek monetary damages. The accused products include inkjet printers, cartridges, and printheads. In December 2020, HP received notice that in September 2020, Slingshot filed two actions in China’s Guangzhou IP Specialized Court that had been removed to Guangdong High Court. The Guangzhou cases assert two patents related to patents in the U.S. litigation. On January 14, 2021, the U.S. Patent and Trademark Office Patent Trial and Appeal Board granted HP’s petitions to challenge the validity of four Slingshot patents and instituted inter partes review. On January 31, 2021, HP and Slingshot entered into an agreement to resolve all litigation. The U.S. civil actions and Guangzhou cases have been dismissed and HP’s petitions have been terminated.
Philips Patent Litigation. On September 17, 2020, Koninklijke Philips N.V. and Philips North America LLC (collectively, “Philips”) filed a complaint against HP for patent infringement in federal court for the District of Delaware. On

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
September 18, 2020, Philips filed a companion complaint with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act of 1930 against HP and 8 other sets of respondents. Both the district court complaint and the ITC complaint allege that certain digital video-capable devices and components thereof infringe four of Philips owned patents. On October 16, 2020, the ITC instituted an investigation, and on July 19, 2021, the ITC held an evidentiary trial that concluded on July 23, 2021. The ITC is expected to render an initial determination by October 22, 2021, and a final decision by February 22, 2022. In the ITC proceeding, Philips seeks an order enjoining respondents from importing, or selling after importation, certain digital video-capable devices and components thereof, including certain PCs, display devices, and components thereof. In the district court case, Philips seeks unspecified damages and an injunction against HP, among other remedies. The district court case has been stayed pending resolution of the ITC proceeding.
Caltech Patent Litigation. On November 11, 2020, the California Institute of Technology (“Caltech”) filed a complaint against HP for patent infringement in the federal court for the Western District of Texas. On March 19, 2021, Caltech filed an amendment to this same complaint. The complaint as amended alleges infringement of five of Caltech’s patents, U.S. Patent Nos. 7,116,710; 7,421,032; 7,716,552; 7,916,781; and 8,284,833. The accused products are HP commercial and consumer PCs as well as wireless printers that comply with the IEEE 802.11n, 802.11ac, and/or 802.11ax standards. Caltech seeks unspecified damages and other relief. The court has stayed the case pending the decision by the U.S. Court of Appeals for the Federal Circuit in The California Inst. of Tech. v. Broadcom Ltd et al., Case No. 2020-2222.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
In re HP Inc. Securities Litigation (Electrical Workers Pension Fund, Local 103, I.B.E.W. v. HP Inc., et al.).  On February 19, 2020, Electrical Workers Pension Fund, Local 103, I.B.E.W. filed a putative class action complaint against HP, Dion Weisler, Catherine Lesjak, and Steven Fieler in U.S. District Court in the Northern District of California. On May 20, 2020, the court appointed the State of Rhode Island, Office of the General Treasurer, on behalf of the Employees’ Retirement System of Rhode Island and Iron Workers Local 580 Joint Funds as Lead Plaintiffs. On July 20, 2020, Lead Plaintiffs filed an amended complaint, which additionally named as defendants Enrique Lores and Christoph Schell. On October 2, 2020, HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On March 19, 2021, the court granted HP’s motion to dismiss and granted plaintiffs leave to amend the complaint. On May 3, 2021, plaintiffs filed their second amended complaint, which no longer names Christoph Schell as a defendant. The second amended complaint alleges, among other things, that from February 23, 2017 to October 3, 2019, HP and the named officers violated Sections 10(b) and 20(a) of the Exchange Act by making false or misleading statements about HP’s printing supplies business, including alleged statements made about changes to HP’s channel inventory management and sales practices, and stabilization of printing supplies revenue. It further alleges that Dion Weisler and Enrique Lores violated Sections 10(b) and 20A of the Exchange Act by allegedly selling shares of HP common stock during this period while in possession of material, non-public adverse information about HP’s printing supplies business. Plaintiffs seek compensatory damages and other relief. On June 4, 2021, HP and the named officers filed a motion to dismiss the second amended complaint for failure to state a claim upon which relief can be granted. The motion is fully briefed and oral argument in front of the court is scheduled for September 9, 2021.
York County on behalf of the County of York Retirement Fund v. HP Inc., et al., and related proceedings. On November 5, 2020, York County, on behalf of the County of York Retirement Fund, filed a putative class action complaint against HP, Dion Weisler, and Catherine Lesjak in federal court in the Northern District of California. On February 11, 2021, the court appointed Maryland Electrical Industry Pension Fund as Lead Plaintiff. On April 21, 2021, Lead Plaintiff filed a consolidated complaint, which additionally names as defendants Enrique Lores and Richard Bailey. The complaint alleges, among other things, that from November 5, 2015 to June 21, 2016, HP and the named current and former officers violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business, including information about HP’s channel inventory management and sales practices. Plaintiff seeks compensatory damages and other relief. On June 21, 2021, HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. That motion is anticipated to be fully briefed on October 4, 2021. On May 17, 2021, stockholder Scott Franklin filed a derivative complaint against certain current and former officers and directors in federal court in the District of Delaware. Plaintiff purports to bring the action on behalf of HP, which he has named as a nominal defendant, and it makes substantially the same factual allegations as in the York County securities complaint, bringing claims for breach of fiduciary duty and violations of securities laws. The derivative plaintiff seeks compensatory damages, governance reforms, and other relief. By court order following stipulations by the parties, the case was transferred to the Northern District of California on June 22, 2021, and on July 1, 2021, the case was stayed pending a ruling on the motion to dismiss in York County.
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
123Inkt Foundation litigation (Netherlands). On November 23, 2016, a foundation known as Stichting 123Inkt-Huismerk Klanten (the “Foundation”) filed a complaint in district court in Amsterdam against HP Nederland B.V. and HP Inc. arising out of the use of Dynamic Security in certain OfficeJet printers. Digital Revolution B.V. (a.k.a. 123Inkt) established the Foundation to pursue the interests of approximately 960 of its customers who transferred their claims to it. The complaint alleges: (1) violation of right of ownership; (2) destruction and damage to property; (3) computer vandalism; (4) unlawful act; (5) non-compliance; (6) unfair commercial practices; (7) misleading commercial practices; and (8) misleading advertising. The complaint seeks injunctive relief to prohibit use of Dynamic Security, damages, and attorneys’ fees. On December 27, 2017, the District Court dismissed the case and awarded fees to HP. On January 25, 2018, the Foundation filed a summons with the Amsterdam Court of Appeal to appeal. On December 17, 2019, the Court of Appeal set aside the judgment of the District Court, adopted a new decision declaring that HP provided inadequate and partially incorrect information to the Foundation members around September 13, 2016, awarded damages to them in an amount to be later determined, but denied all other claims, including injunctive relief, holding that the use of Dynamic Security is not inherently impermissible and the Foundation lacks legal interest to pursue such action. On March 19, 2020, the Foundation filed a cassation writ of summons with the

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
Supreme Court of the Netherlands (Hoge Raad der Nederlanden) appealing the decision of the Court of Appeal. On May 29, 2020, HP filed its statement of defense and incidental appeal in cassation with the Supreme Court appealing the decision of the Court of Appeal. The Attorney General issued a non-binding opinion on July 9, 2021 concluding that both parties’ appeals should be rejected. The Supreme Court has scheduled its final decision to be delivered on January 7, 2022.
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
Parziale v. HP Inc. (United States). On August 27, 2019, a purported consumer class action was filed against HP in federal court in the Northern District of California arising out of the use of Dynamic Security in certain OfficeJet printers. The complaint alleges two causes of action under Florida Consumer Protection statutes: (1) violation of the Florida Deceptive and Unfair Trade Practices Act, F.S.A. §§ 501.201 et seq., and (2) violation of the Florida Misleading Advertisement Law, F.S.A. §§ 817.41 et seq. The named plaintiff seeks to represent a nationwide class of “[a]ll United States Citizens who, between the applicable statute of limitations and the present, had an HP Printer that was modified to reject third party ink cartridges or refilled HP ink cartridges.” On November 13, 2019, plaintiff filed an amended complaint, adding three causes of action to the case: (1) violation of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030 et seq., (2) trespass to chattels, and (3) tortious interference with business relations. Plaintiff seeks class relief, injunctive relief, damages, including punitive damages, and attorneys’ fees. On December 30, 2019, HP moved to dismiss plaintiff’s amended complaint. On April 24, 2020, the Court granted in part and denied in part HP’s motion to dismiss. The Court dismissed plaintiff’s causes of action under the Florida Consumer Protection statutes, as well as the tortious interference with business relations claim and four of the five claims under the Computer Fraud and Abuse Act. The Court denied HP’s motion to dismiss on the remaining claims and on the request for injunctive relief and granted plaintiff leave to file an amended complaint. On June 5, 2020, plaintiff filed a second amended complaint on behalf of both a nationwide class and a Florida subclass alleging violation of the Florida Deceptive and Unfair Trade Practices Act, violation of the Computer Fraud and Abuse Act, and trespass to chattels. Plaintiff sought class relief, injunctive relief, damages, including punitive damages, and attorneys’ fees. On September 29, 2020, the Court granted HP’s motion to dismiss, dismissing the case in full with prejudice. The plaintiff appealed and the parties subsequently reached a settlement. On August 2, 2021, the plaintiff dismissed the appeal with prejudice.
Consumer Protection Investigation (Italy). On September 26, 2019, the Italian Competition Authority (Autorità Garante della Concorrenza e del Mercato) (“AGCM”) served a Notice of Initiation of Proceedings on HP concerning the investigation of alleged aggressive practices involving undue influence on consumers and alleged misleading actions and omissions regarding the restriction or prevention of the use of third-party ink cartridges in HP printers, accompanied by a request for information. HP submitted its reply to the AGCM’s request for information on November 15, 2019 and has addressed subsequent requests for information. On May 22, 2020, the AGCM gave notice that it intended to expand its investigation into certain alleged warranty practices regarding the use of third-party cartridges. On June 26, 2020, HP submitted its response to the warranty allegations. On December 7, 2020, the AGCM notified HP of the AGCM’s final decision finding that HP engaged in two unfair commercial practices as follows: (a) the information HP provided to consumers about limitations on the use of certain third-party cartridges in HP printers was allegedly misleading pursuant to Articles 20, 21 and 22 of the Italian Consumer Code, and (b) the alleged use of data to deny warranty coverage and certain alleged data collection practices were aggressive pursuant to Articles 20, 24 and 25 of the Italian Consumer Code. The final decision (i) orders HP to end the allegedly unfair commercial practices; (ii) fines HP €5 million for each alleged unfair practice (total €10 million); (iii) requires HP to file a compliance report within 60 days; (iv) orders HP to publicly publish a corrective statement within 120 days; and (v) orders HP to amend the packaging of its printers within 120 days. On December 21, 2020, HP paid the imposed fines. On February 5, 2021, HP filed an

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
appeal. On April 6, 2021, HP filed its compliance report, which it subsequently supplemented, and, on June 23, 2021 the AGCM communicated that it was satisfied with the measures that HP submitted.
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
    HP is party to, or otherwise involved in, proceedings brought by U.S. or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), known as “Superfund,” or state laws similar to CERCLA, and may become a party to, or otherwise involved in, proceedings brought by private parties for contribution towards clean-up costs. HP is also conducting environmental investigations or remediation at several current or former operating sites pursuant to administrative orders or consent agreements with state environmental agencies.
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
HP’s aggregate product warranty liabilities and changes were as follows:

Nine months ended July 31, 2021
In millions
Balance at beginning of period	$993
Accruals for warranties issued	753
Adjustments related to pre-existing warranties (including changes in estimates)	16
Settlements made (in cash or in kind)	(777)
Balance at end of period	$985

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 14: Commitments
Unconditional Purchase Obligations
As of July 31, 2021, HP had unconditional purchase obligations of $6.8 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancellable without penalty.
As of July 31, 2021, unconditional purchase obligations were as follows:

Fiscal year	In millions
2021(1)	$692
2022	2,328
2023	2,276
2024	1,431
2025	70
Thereafter	18
Total	$6,815
(1) Represents expected unconditional purchase obligations for the remaining three months of the fiscal year 2021.

Note 15: Acquisitions
On June 1, 2021, HP completed the acquisition of HyperX, the gaming division of Kingston Technology Company. The acquisition supports HP’s strategy to drive growth in gaming and peripherals within the Personal Systems segment.
The table below presents the preliminary purchase price allocation for HP's acquisition as of June 1, 2021 and reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired and residual goodwill. HP expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period.

In millions
Goodwill	$101
Amortizable intangible assets	208
Net assets assumed	103
Total fair value of consideration	$412

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 16: Intangibles
HP’s acquired intangible assets were composed of:

	As of July 31, 2021			As of October 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$479	$189	$290	$382	$149	$233
Technology and patents	764	399	365	621	332	289
Trade name and trademarks	98	12	86	26	8	18
Total intangible assets	$1,341	$600	$741	$1,029	$489	$540

During the nine months ended July 31, 2021, the increase in gross intangible assets was primarily due to intangible assets resulting from acquisitions. The reported amounts are based on preliminary fair value estimates of the assets acquired.
The weighted-average useful lives of intangible assets acquired during the period are as follows:

Weighted-Average Useful Life (in years)
Customer contracts and customer lists	2
Technology and patents	7
Trade name and trademarks	15
As of July 31, 2021, estimated future amortization expense related to intangible assets was as follows:

Fiscal year	In millions
2021(1)	$49
2022	184
2023	139
2024	105
2025	62
Thereafter	202
Total	$741
(1) Represents expected amortization for the remaining three months of the fiscal year 2021.

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
•Results of Operations.  An analysis of our operations financial results comparing the three and nine months ended July 31, 2021 to the prior-year period. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.
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
•In Personal Systems, our strategic focus is on profitable growth through innovation and market segmentation. This focus is with respect to enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes. Additionally, we are investing in endpoint services and solutions. We are focused on services, including Device as a Service, as the market begins to shift to contractual solutions, and accelerating in attractive adjacencies such as peripherals. We are driving innovation to enable productivity and collaboration as near-term demand continues with the PC becoming essential for hybrid work, learn and play. We believe that we are well positioned due to our competitive product lineup.
•In Printing, our strategic focus is on offering contractual solutions to serve consumers, SMBs and large enterprises through our Instant Ink Services, HP+ and Managed Print Services solutions, providing digital printing solutions for graphics segments and applications including commercial publishing, labels, packaging and textiles; as well as expanding our footprint in 3D printing across digital manufacturing and strategic applications.
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
•In Personal Systems, we face challenges with industry component availability which we expect to continue to negatively impact our ability to meet demand, and a competitive environment.
•In Printing, we face challenges from a competitive environment, including non-original supplies (which includes imitation, refill, or remanufactured alternatives) and we face component constraints particularly in printer hardware which we expect to continue to negatively impact our ability to meet demand. We also obtain many Printing components from single sources due to technology, availability, price, quality, or other considerations. For instance, we source the majority of our A4 and a portion of our A3 portfolio of laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement.
In the fourth quarter of fiscal 2021, we expect continued strong demand in both Personal Systems and Printing. However, we expect that component shortages, manufacturing disruptions and logistics challenges will continue to constrain revenue due to the impacts of the COVID-19 pandemic.
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
In October 2019, we announced cost-reduction and operational efficiency initiatives intended to simplify the way we work, move closer to our customers and facilitate specific investment in our business. These were further updated in February 2020. These efforts included transforming our operating model to integrate our sales force into a single commercial organization and reducing structural costs across the Company through our restructuring plan approved in September 2019 (the “Fiscal 2020 Plan”). We have invested and expect to invest some of the savings from these efforts across our businesses, including investing to build our digital capabilities. Over time, we expect these investments will make us more efficient and allow us to advance our positions in Personal Systems and Printing, while also disrupting new industries where we see attractive medium to long-term growth opportunities. However, the rate at which we are able to invest in our business and the returns that we are able to achieve from these investments will be affected by many factors, including the efforts to address the execution, industry and macroeconomic challenges facing our business as discussed above. As a result, we may experience delays in the anticipated timing of activities related to these efforts, and the anticipated benefits of these efforts may not materialize.
In the second year of our program, we continue to look at new cost savings opportunities and remain ahead of our $1.2 billion gross run rate structural cost reduction plan. In the third quarter of fiscal 2021, we completed the initial deployment of our SAP S/4 HANA system, one of the largest ERP implementations. Also, as part of our end-to-end business planning and forecasting efforts, we went live with our new cloud-based platform which we believe will improve our forecasting agility as part of our digital transformation. Further, our hybrid work strategy has enabled us to accelerate our location strategy while providing a more flexible workspace. Going forward we are enabling HP’s hybrid work strategy by modernizing our sites to be critical hubs for collaboration and innovation. This will also deliver savings in our real estate portfolio. For more information on our Fiscal 2020 Plan, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
We typically experience higher net revenues in our fourth quarter compared to other quarters in our fiscal year due in part to seasonal holiday demand. Historical seasonal patterns may not continue in the future and have been impacted by increasing supply constraints, shifts in customer behavior and the evolving impacts of the COVID-19 pandemic.
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
The business impact of the COVID-19 pandemic has created new and different demand dynamics in the market. We have seen a higher mix of Consumer PCs and shift from Desktops to Notebooks. Our Personal Systems business benefited from the remote working and learning environment, including growth in gaming. In Printing, we have seen ongoing demand for Consumer print, and some improvement in Commercial print as the demand in the SMBs and enterprise segments continue to improve. Ongoing consumer demand may be impacted as we slowly start to see commercial recovery. However, the recovery in Commercial print may be uneven given the varying pace of economic recovery and the resurgence of COVID-19 case rates largely driven by the newer variants in some countries. Also, favorable pricing including historically lower promotions and incentives has contributed positively towards average selling prices (“ASPs”) and gross margin in both Personal Systems and Printing. We estimate sales and marketing program incentives based on a number of factors like historical experience, expected customer behavior and market conditions. These estimates have been and may continue to be impacted by lower-than-expected incentives due to increased supply constraints, shifts in customer behavior and the evolving impact of the COVID-19 pandemic. Demand fulfillment has been and is expected to continue to be impacted by industry wide commodity constraints primarily integrated circuits and panels, and manufacturing disruptions in Asia. Also, we continue to see logistics challenges globally.
As the COVID-19 pandemic continues and new variants of the virus, including the Delta and Lambda variants, emerge, we are seeing a resurgence of the pandemic in key markets. We have and may experience future disruptions in supply, manufacturing and logistics, including in Asia, and with our suppliers and outsourcing partners. The full extent of the impact of the COVID-19 pandemic on our business, results of operations, cash flows and financial position will depend on many factors that are not within our control, including, but not limited to: the severity, duration and scope of the pandemic, including the impact of coronavirus mutations and resurgences; the effectiveness of actions taken to contain or mitigate the pandemic and

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
prevent or limit any reoccurrence; the development, availability and public acceptance of effective treatments or vaccines; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.
Unsolicited Exchange Offer in Fiscal Year 2020
On March 2, 2020, Xerox Holdings Corporation (“Xerox”) commenced an unsolicited exchange offer for all outstanding shares of HP’s common stock (the “Offer”). Xerox had also previously nominated candidates for election to HP’s Board of Directors at HP’s 2020 annual meeting of stockholders. On March 31, 2020, Xerox announced that the Offer had been terminated and subsequently withdrew its slate of director nominees. In order to respond to Xerox’s actions, HP incurred certain costs during the three and nine months ended July 31, 2020.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and the disclosure of contingent liabilities. As of July 31, 2021, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods. Our management believes that there have been no significant changes during the nine months ended July 31, 2021 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, except as mentioned in Note 1, “Basis of Presentation”.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2021		2020		2021		2020
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$15,289	100.0%	$14,294	100.0%	$46,812	100.0%	$41,381	100.0%
Cost of revenue	11,901	77.8%	11,901	83.3%	36,660	78.3%	33,623	81.3%
Gross profit	3,388	22.2%	2,393	16.7%	10,152	21.7%	7,758	18.7%
Research and development	477	3.1%	359	2.5%	1,462	3.1%	1,097	2.7%
Selling, general and administrative	1,408	9.3%	1,156	8.1%	4,267	9.2%	3,662	8.8%
Restructuring and other charges	56	0.3%	59	0.4%	216	0.4%	431	1.0%
Acquisition-related charges	24	0.2%	11	0.1%	40	0.1%	14	—%
Amortization of intangible assets	42	0.3%	29	0.2%	103	0.2%	84	0.2%
Earnings from operations	1,381	9.0%	779	5.4%	4,064	8.7%	2,470	6.0%
Interest and other, net	(55)	(0.3)%	(28)	(0.1)%	(106)	(0.2)%	(15)	(0.1)%
Earnings before taxes	1,326	8.7%	751	5.3%	3,958	8.5%	2,455	5.9%
Provision for taxes	(218)	(1.5)%	(17)	(0.2)%	(554)	(1.2)%	(279)	(0.6)%
Net earnings	$1,108	7.2%	$734	5.1%	$3,404	7.3%	$2,176	5.3%
Net Revenue
For the three months ended July 31, 2021, net revenue increased 7.0% (increased 4.1% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 11.4% to $5.8 billion, while net revenue from international operations increased 4.4% to $9.5 billion. The increase in net revenue was primarily driven by growth in Supplies, favorable foreign currency impacts, a reduction to previously estimated sales and marketing program incentives and growth in Commercial Printing, partially offset by decline in Notebooks. The increase in Supplies and Commercial Printing was primarily driven by improvement in enterprise and SMBs. Supply chain constraints impacted both Printing and Personal Systems revenue growth. For more information on the reduction to previously estimated sales and marketing program incentives, see the “Changes in Variable Consideration” section in Note 6, “Supplementary Financial Information”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
For the nine months ended July 31, 2021, total net revenue increased 13.1% (increased 11.4% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 18.3% to $17.0 billion, while net revenue from international operations increased 10.4% to $29.8 billion. The increase in net revenue was primarily driven by growth in Notebooks, Supplies, favorable foreign currency impacts, and growth in Consumer and Commercial Printing, partially offset by decline in Desktops. The increase in net revenue was driven by strong demand from work from home and remote learning. Also, net revenue for the prior-year period, was negatively impacted by supply chain constraints and demand weakness resulting from COVID-19.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For the three months ended July 31, 2021, gross margin increased by 5.5 percentage points, primarily driven by continued favorable pricing including lower promotions as well as a reduction to previously estimated sales and marketing program incentives and favorable currency impacts, partially offset by higher costs. For more information on the reduction to previously estimated sales and marketing program incentives, see the “Changes in Variable Consideration” section in Note 6, “Supplementary Financial Information”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
For the nine months ended July 31, 2021, gross margin increased by 3.0 percentage points, primarily driven by favorable pricing including lower promotions and favorable currency impacts, partially offset by higher costs.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense increased 32.9% and 33.3% for the three and nine months ended July 31, 2021, respectively, primarily due to continuing investments in innovation and key growth initiatives and higher variable compensation.
Selling, General and Administrative (“SG&A”)
SG&A expense increased 21.8% for the three months ended July 31, 2021, primarily due to go-to-market initiatives and higher variable compensation.
SG&A expense increased 16.5% for the nine months ended July 31, 2021, primarily due to higher variable compensation and go-to-market initiatives.
Restructuring and Other Charges
Restructuring and other charges for the three and nine months ended July 31, 2021 relate primarily to the Fiscal 2020 Plan. For more information, see Note 3, “Restructuring and other charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Amortization of Intangible Assets
Amortization of intangible assets for the three and nine months ended July 31, 2021 relates primarily to intangible assets resulting from acquisitions.
Interest and Other, Net
Interest and other, net expense increased $27 million and $91 million for the three and nine months ended July 31, 2021, respectively, primarily due to lower Net Periodic Post-retirement Benefit Credit and higher interest expenses on debt, partially offset by lower debt extinguishment costs.
Provision for taxes
Our effective tax rate was 16.5% and 2.2% for the three months ended July 31, 2021 and 2020, respectively, and 14.0% and 11.4% for the nine months ended July 31, 2021 and 2020, respectively. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three and nine months ended July 31, 2021 was primarily due to tax effects of internal reorganization and by favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. For the three and nine months ended July 31, 2020, our effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to audit settlements in various jurisdictions and favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world.
During the three and nine months ended July 31, 2021, we recorded $21 million and $150 million, respectively, of net income tax benefits related to discrete items in the provision for taxes. These amounts included income tax benefits of $9 million and $45 million related to restructuring charges and $23 million and $30 million related to the filing of tax returns in

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
various jurisdictions for the three and nine months ended July 31, 2021, respectively. The nine months ended July 31, 2021 also included a tax benefit of $89 million related to tax effects of internal reorganization and a tax benefit of $10 million related to audit settlements in various jurisdictions. These benefits were partially offset by uncertain tax position charges of $13 million and $25 million for the three and nine months ended July 31, 2021, respectively. For the three and nine months ended July 31, 2021, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Personal Systems

	Three months ended July 31			Nine months ended July 31
	2021	2020	% Change	2021	2020	% Change
	Dollars in millions
Net revenue	$10,406	$10,360	0.4%	$31,564	$28,565	10.5%
Earnings from operations	$869	$570	52.5%	$2,337	$1,784	31.0%
Earnings from operations as a % of net revenue	8.4%	5.5%		7.4%	6.2%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2021	2020		2021	2020
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Notebooks	$7,328	$7,304	0.2	$22,183	$18,361	13.4
Desktops	2,246	2,221	0.2	6,871	7,553	(2.4)
Workstations	388	428	(0.4)	1,177	1,461	(1.0)
Other	444	407	0.4	1,333	1,190	0.5
Total Personal Systems	$10,406	$10,360	0.4	$31,564	$28,565	10.5
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended July 31, 2021 compared with three months ended July 31, 2020
    Personal Systems net revenue increased 0.4% (decreased 2.8% on a constant currency basis) for the three months ended July 31, 2021 as compared to the prior-year period. The net revenue increase was primarily due to favorable foreign currency impacts and a reduction to previously estimated sales and marketing program incentives, partially offset by decline in Notebooks, Desktops and Workstations. Unit volumes were flat and ASPs increased by 0.3%. The unit volumes were flat driven by an increase in Notebooks, offset by decline in Desktops and Workstations. Also, industry-wide supply chain constraints limited unit growth during the three months ended July 31,2021. The increase in ASPs was primarily due to favorable pricing including lower promotions as well as a reduction to previously estimated sales and marketing program incentives, and favorable foreign currency impacts, partially offset by mix shifts towards low-end products.
Consumer PCs net revenue increased 3.5%, primarily driven by higher ASPs, partially offset by unit decline in Notebooks. Commercial PCs net revenue decreased 1.3% primarily driven by lower ASPs and unit decline in Desktops, partially offset by unit growth in Notebooks. The lower ASPs in Commercial PCs was primarily due to mix shifts, partially offset by favorable foreign currency impacts and pricing.
Consequently, net revenue increased 0.3% in Notebooks and 1.1% in Desktops, and decreased 9.3% in Workstations.
    Personal Systems earnings from operations as a percentage of net revenue increased by 2.9 percentage points. The increase was primarily due to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was primarily due to favorable pricing including lower promotions as well as a reduction to previously estimated sales and marketing program incentives and favorable foreign currency impacts, partially offset by higher commodity costs. Operating expenses as a percentage of revenue increased by 1.8 percentage points as compared to prior-year period primarily due to increased spend on go-to-market initiatives, R&D investments in innovation and higher variable compensation.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Nine months ended July 31, 2021 compared with nine months ended July 31, 2020
    Personal Systems net revenue increased 10.5% (increased 8.4% on a constant currency basis) for the nine months ended July 31, 2021 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks and favorable foreign currency impacts, partially offset by decline in Desktops and Workstations. The net revenue increase was driven by a 17.4% growth in unit volume, partially offset by a 5.9% decline in ASPs. The increase in unit volume was driven by an increase in Notebooks due to strong demand driven by work from home, remote learning and gaming, partially offset by decline is Desktops and Workstations. Also, industry-wide supply chain constraints limited unit growth during the nine months ended July 31, 2021. Further, for the prior-year period, unit shipments were negatively impacted by supply chain constraints resulting from COVID-19. The decrease in ASPs was primarily due to mix shifts towards low-end products, partially offset by favorable foreign currency impacts and favorable pricing including lower promotions.
Consumer PCs revenue increased 31.1% driven by unit growth in Notebooks and Desktops and higher ASPs. Commercial PCs revenue increased 0.5%, primarily driven by unit growth in Notebooks, partially offset by lower ASPs and decline in unit volumes of Desktops and Workstations. The lower ASPs in Commercial PCs was primarily due to mix shifts, partially offset by favorable foreign currency impacts.
Consequently, net revenue increased 20.8% in Notebooks, and decreased 9.0% in Desktops and 19.4% in Workstations.
    Personal Systems earnings from operations as a percentage of net revenue increased by 1.2 percentage points. The increase was primarily due to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was primarily due to favorable pricing including lower promotions and favorable foreign currency impacts, partially offset by higher costs including commodity costs and unfavorable mix shifts. Operating expenses as a percentage of revenue increased by 0.8 percentage points primarily due to R&D investments in innovation, higher variable compensation and go-to-market initiatives.

Printing

	Three months ended July 31			Nine months ended July 31
	2021	2020	% Change	2021	2020	% Change
	Dollars in millions
Net revenue	$4,882	$3,933	24.1%	$15,249	$12,815	19.0%
Earnings from operations	$857	$480	78.5%	$2,806	$1,782	57.5%
Earnings from operations as a % of net revenue	17.6%	12.2%		18.4%	13.9%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three Months Ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2021	2020		2021	2020
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$3,092	$2,573	13.2	$9,575	$8,455	8.7
Commercial Hardware	1,070	732	8.6	3,112	2,616	3.9
Consumer Hardware	720	628	2.3	2,562	1,744	6.4
Total Printing	$4,882	$3,933	24.1	$15,249	$12,815	19.0
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Three months ended July 31, 2021 compared with three months ended July 31, 2020
Printing net revenue increased 24.1% (increased 22.2% on a constant currency basis) for the three months ended July 31, 2021. The increase in net revenue was driven by growth in Supplies, Commercial, a reduction to previously estimated sales and marketing program incentives, Consumer and favorable foreign currency impact. Net revenue for Supplies increased 20.2%, primarily driven by inventory replenishment, improved demand in commercial, and favorable pricing including lower promotion. Also, Supplies net revenue was impacted by COVID-19 in the prior-year period. Printer ASPs increased 43.8% and unit volume decreased 4.2%. Printer ASPs increased primarily due to favorable pricing including lower promotion as well as a reduction to previously estimated sales and marketing program incentives and favorable mix shifts. The decrease in printer unit volume was primarily driven by unit decrease in Consumer partially offset by increase in Commercial. Further, component availability and supply chain disruptions continued to impact unit growth for both Commercial and Consumer, during the three months ended July 31, 2021.
Net revenue for Commercial increased by 46.2%, primarily due to 28.8% increase in printer unit volume and 35.6% increase in ASPs. The printer unit volume increased due to improved demand as compared to prior-year period which was impacted by COVID-19. The increase in ASPs was primarily driven by favorable pricing and mix shift.
Net revenue for Consumer increased 14.6%, primarily due to a 24.2% increase in ASPs, partially offset by 8.1% decrease in printer unit volume. The increase in ASPs was primarily driven by favorable pricing. The printer unit volume decreased due to supply chain constraints.
Printing earnings from operations as a percentage of net revenue increased by 5.4 percentage points for the three months ended July 31, 2021, primarily due to increase in gross margin and lower operating expense as a percentage of revenue. The increase in gross margin is primarily due to favorable pricing including lower promotions as well as a reduction to previously estimated sales and marketing program incentives, partially offset by unfavorable mix shifts and higher costs including commodity costs. Operating expenses as a percentage of revenue decreased primarily due to less variability in expenses as some expenses are fixed or semi-variable, partially offset by increase spend on go-to-market initiatives, R&D investments in innovation, and higher variable compensation.

Nine months ended July 31, 2021 compared with Nine months ended July 31, 2020
Printing net revenue increased 19.0% (increased 18.2% on a constant currency basis) for the nine months ended July 31, 2021. The increase in net revenue was driven by growth in Supplies, Consumer and Commercial. Net revenue for Supplies increased 13.2%, primarily driven by favorable pricing including lower promotions and improvement in enterprise and SMB demand, and continued consumer demand. Also, for the prior-year period, Supplies net revenue was impacted by COVID-19. Printer ASPs increased 19.6% and unit volume increased 16.2%. Printer ASPs increased primarily due to favorable pricing including lower promotions. The increase in printer unit volume was primarily driven by unit increase in both Consumer and Commercial. Further, component availability and supply chain disruptions continued to impact unit growth for both Commercial and Consumer, during the nine months ended July 31, 2021.
Net revenue for Commercial increased by 19.0%, primarily due to 15.4% increase in printer unit volume and 12.7% increase in ASPs. The printer unit volume increased due to improved demand as compared to prior-year period which was impacted by COVID-19. The increase in ASPs was primarily driven by favorable pricing and mix shifts.
Net revenue for Consumer increased 46.9%, primarily due to 26.4% increase in ASPs and 16.3% increase in printer unit volume. The printer unit volume increased due to strong demand from remote working and learning and supply chain disruption in prior-year period due to COVID-19. The increase in ASPs was primarily driven by favorable pricing.
Printing earnings from operations as a percentage of net revenue increased by 4.5 percentage points for the nine months ended July 31, 2021, primarily due to increase in gross margin and lower operating expense as a percentage of revenue. The increase in gross margin is primarily due to favorable pricing including lower promotions, partially offset by mix shifts. Operating expenses as a percentage of revenue decreased primarily due to less variability in expenses as some expenses are fixed or semi-variable, partially offset by higher variable compensation and go-to-market initiatives.

Corporate Investments
The loss from operations in Corporate Investments for the three and nine months ended July 31, 2021, was primarily due to expenses associated with our incubation projects and investments in digital enablement.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. While the impacts from the COVID-19 pandemic were originally expected to be temporary, the duration and impact of the pandemic remains unclear. With the emergence of variants, there remains uncertainty around the extent and duration of the pandemic and how our liquidity and working capital needs may be impacted in the future periods as a result. We believe that current cash, cash flow from operating activities, new borrowings, available commercial paper authorization and the credit facilities will be sufficient to meet HP’s operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and post-retirement funding requirements, authorized share repurchases and annual dividend payments for the foreseeable future. Additionally, if suitable acquisition opportunities arise, the Company may obtain all or a portion of the required financing through additional borrowings. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 and the market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this report.
During the nine months ended July 31, 2021, HP completed three acquisitions with a combined purchase price of $582 million, net of cash acquired, of which $217 million was recorded as goodwill and $288 million as intangible assets related to these acquisitions.
On July 27, 2021, we announced a definitive agreement to acquire Teradici Corporation, a global innovator in remote computing software that enables users to securely access high-performance computing from any PC, Chromebook, or tablet, for $275 million, subject to customary working capital and other adjustments. The transaction is expected to close in the fourth quarter of calendar 2021, pending regulatory review and other customary closing conditions.
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
Liquidity
 Our cash and cash equivalents, marketable debt securities and total debt were as follows:

	Nine months ended July 31
	2021	2020
	In billions
Cash and cash equivalents	$3.4	$4.7
Marketable debt securities(1)	$—	$0.2
Total debt	$7.1	$6.3
(1) Includes highly liquid U.S. treasury notes, U.S. agency securities, non-U.S. government bonds, corporate debt securities, money market and other funds. We classify these investments within Other current assets in Consolidated Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Our key cash flow metrics were as follows:

	Nine months ended July 31
	2021	2020
	In millions
Net cash provided by operating activities	$3,561	$2,442
Net cash used in investing activities	(612)	(931)
Net cash used in financing activities	(4,374)	(1,369)
Net (decrease) increase in cash and cash equivalents	$(1,425)	$142
Operating Activities
Compared to the corresponding period in fiscal year 2020, net cash provided by operating activities increased by $1.1 billion for the nine months ended July 31, 2021, primarily due to higher earnings from operations.
Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	July 31, 2021	October 31, 2020	Change	July 31, 2020	October 31, 2019	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	29	32	(3)	33	35	(2)	(4)
Days of supply in inventory (“DOS”)	62	43	19	45	41	4	17
Days of purchases outstanding in accounts payable (“DPO”)	(120)	(105)	(15)	(108)	(107)	(1)	(12)
Cash conversion cycle	(29)	(30)	1	(30)	(31)	1	1
July 31, 2021 as compared to July 31, 2020
The cash conversion cycle is the sum of days of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for credit losses, by a 90-day average net revenue. The decrease in DSO was primarily due to higher revenue as compared to prior-year period and favorable revenue linearity.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of revenue. The increase in DOS was primarily due to higher strategic buys to better assure supply of commodities in Personal Systems, partially offset by improvement in Printing.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of revenue. The increase in DPO was primarily due to working capital management activities and higher inventory purchasing volume.
Investing Activities
Compared to the corresponding period in fiscal year 2020, net cash used in investing activities decreased by $0.3 billion for the nine months ended July 31, 2021, primarily due to lower investments of $0.5 billion and collateral for derivative instruments of $0.4 billion, partially offset by higher net payments for acquisitions of $0.6 billion.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Financing Activities
Compared to the corresponding period in fiscal year 2020, net cash used in financing activities increased by $3.0 billion for the nine months ended July 31, 2021, primarily due to higher share repurchases of $2.7 billion and lower proceeds from debt issuance of $1.0 billion, partially offset by lower repayment of debt of $0.6 billion.
Share Repurchases and Dividends
During the nine months ended July 31, 2021, HP returned $5.2 billion to the shareholders in the form of share repurchases of $4.5 billion and cash dividends of $0.7 billion. As of July 31, 2021, HP had approximately $8.2 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 10, “Stockholders’ Deficit”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Depending on these factors, we may, from time to time, incur additional indebtedness or refinance existing indebtedness. Outstanding borrowings increased to $7.1 billion as of July 31, 2021 as compared to $6.2 billion as of October 31, 2020, bearing weighted-average interest rates of 3.3% and 3.9% for July 31, 2021 and October 31, 2020, respectively.
On June 16, 2021, we issued $2.0 billion in aggregate principal amount of senior notes across various maturities. We used approximately $1.0 billion of the proceeds from such issuance to fund the redemption of existing notes maturing in 2021. For more information on the new notes and the redemption of existing notes, see Note 9, “Borrowings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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
As of July 31, 2021, we maintained the above mentioned 5-year senior unsecured committed revolving credit facility with aggregate lending commitments of $5.0 billion. Commitments under the $5.0 billion revolving credit facility will be available until May 26, 2027.
Available Borrowing Resources
As of July 31, 2021, we had available borrowing resources of $575 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facilities.
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS
Principal and Interest payments on debt
In June 2021, we issued $2.0 billion in aggregate principal amount of senior notes across various maturities. We used approximately $1.0 billion of the proceeds from such issuance to fund the redemption of existing notes maturing in 2021. As a result our future principal payments on debt increased from $6.2 billion as at October 31, 2020 to $7.2 billion as at July 31, 2021 and interest payment on debt increased from $2.2 billion as at October 31, 2020 to $2.4 billion as at July 31, 2021. For more information on the new notes and the redemption of existing notes, see Note 9, “Borrowings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Unconditional Purchase Obligation
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancellable without penalty. As of July 31, 2021, the Company had outstanding purchase commitments of $6.8 billion. The majority of these commitments are due within five years, see Note 14, “Commitments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Retirement and Post-Retirement Benefit Plan Contributions
As of July 31, 2021, we anticipate making contributions for the remainder of fiscal year 2021 of approximately $27 million to our non-U.S. pension plans, $13 million to cover benefit payments to U.S. non-qualified pension plan participants and $2 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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
Uncertain Tax Positions
As of July 31, 2021, we had approximately $566 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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
During the third quarter of fiscal 2021, we transitioned to our new Enterprise Resource Planning (“ERP”) environment as our system of record for financial reporting, which included select changes to our financial close processes specifically relating to our general ledger and system for financial consolidation. There were no other changes that occurred during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases during the three months ended July 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
May 2021	12,547	$33.31	12,547	9,274,556
June 2021	18,556	$29.73	18,556	8,722,913
July 2021	18,514	$29.02	18,514	8,185,699
Total	49,617		49,617
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On February 22, 2020, HP’s Board of Directors increased HP’s remaining share repurchase authorization to $15.0 billion in total. HP intends to repurchase shares opportunistically as part of a robust share repurchase program. HP expects to continue share repurchases at an elevated level of at least $1.5 billion in the fourth quarter of fiscal 2021. All share repurchases settled in the third quarter of fiscal year 2021 were open market transactions. As of July 31, 2021, HP had approximately $8.2 billion remaining under the share repurchase authorizations.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
The Exhibit Index beginning on page 63 of this report sets forth a list of exhibits.

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(c)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	February 13, 2019
3(f)	Certificate of Designations of Series A Junior Participating Preferred Stock of HP Inc.	8-K	001-04423	3.1	February 20, 2020
4(a)	Form of Senior Indenture	S-3	333-215116	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-21516	4.2	December 15, 2016
4(c)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(d)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(e)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012
4(f)	Specimen certificate for the Registrant’s common stock.	8-A/A	001-04423	4.1	June 23, 2006
4(g)	First Supplemental Indenture, dated as of March 26, 2018, to the Indenture, dated as of June 1, 2000, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04423	4(j)	June 5, 2018
4(h)	Description of HP Inc.’s securities.	10-K	001-04423	4(j)	December 12, 2019
4(i)	Indenture, dated as of June 17, 2020, between HP Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-04423	4.1	June 17, 2020
4(j)	Form of 2.200% notes due 2025 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.5	June 17, 2020
4(k)	Form of 3.000% notes due 2027 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.5	June 17, 2020
4(l)	Form of 3.400% notes due 2030 and related Officers’ Certificate.	8-K	001-04423	4.4 and 4.5	June 17, 2020
4(m)	First Supplemental Indenture, dated as of June 16, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-04423	4.2	June 21, 2021
4(n)	Registration Rights Agreement, dated as of June 16, 2021, by and among the Registrant and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers of the Notes.	8-K	001-04423	4.3	June 21, 2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(e)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(f)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(g)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(h)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(i)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(j)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(k)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(1)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(m)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(n)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(q)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(r)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(e)(e)(e)	March 11, 2015
10(s)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(t)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(u)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(v)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(w)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2017.*	10-K/A	001-04423	10(n)(n)	December 15, 2017
10(y)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective February 28, 2020.*	10-Q	001-04423	10(p)(p)	March 5, 2020
10(z)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(a)(a)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(b)(b)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(c)(c)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(d)(d)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(e)(e)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(f)(f)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(g)(g)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(h)(h)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(i)(i)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(h)(h)(h)	December 13, 2018
10(j)(j)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2018).*	10-Q	001-04423	10(j)(j)(j)	March 5, 2019
10(k)(k)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018).*	10-Q	001-04423	10(k)(k)(k)	March 5, 2019
10(l)(l)	Form of Grant Agreement for grants of restricted stock units (for use from July 1, 2019).*	10-Q	001-04423	10(l)(l)(l)	August 29, 2019
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(m)(m)(m)	December 12, 2019
10(n)(n)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(n)(n)(n)	December 12, 2019

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)(o)	Form of Grant Agreement for grants of stock options for directors (for use from January 15, 2020).*	10-Q	001-04423	10(m)(m)(m)	March 5, 2020
10(p)(p)	Form of Grant Agreement for grants of restricted stock units for directors (for use from January 15, 2020).*	10-Q	001-04423	10(n)(n)(n)	March 5, 2020
10(q)(q)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(o)(o)(o)	March 5, 2020
10(r)(r)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(p)(p)(p)	March 5, 2020
10(s)(s)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(q)(q)(q)	March 5, 2020
10(t)(t)	Amendment Number One to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(r)(r)(r)	June 5, 2020
10(u)(u)	Amendment Number One to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(s)(s)(s)	June 5, 2020
10(v)(v)	HP Inc. 2021 Employee Stock Purchase Plan.*	10-Q	001-04423	10(t)(t)(t)	June 5, 2020
10(w)(w)	Amendment Number Two to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective September 21, 2020.*	10-K	001-04423	10(x)(x)(x)	December 10, 2020
10(x)(x)	Amendment Number Two to Registrant's 2005 Executive Deferred Compensation Plan (as amended effective September 21, 2020).*	10-K	001-04423	10(y)(y)(y)	December 10, 2020
10(y)(y)	Form of Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(x)(x)(x)	March 5, 2021
10(z)(z)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(y)(y)(y)	March 5, 2021
10(a)(a)(a)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(z)(z)(z)	March 5, 2021
10(b)(b)(b)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)(a)	March 5, 2021
10(c)(c)(c)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(b)(b)(b)(b)	March 5, 2021
10(d)(d)(d)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(c)(c)(c)(c)	March 5, 2021
10(e)(e)(e)	Form of Grant Agreement for grants of restricted stock units for directors.*	10-Q	001-04423	10(d)(d)(d)(d)	March 5, 2021
10(f)(f)(f)
First Amendment to the Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective February 28, 2020 (as amended effective December 7, 2020)*
		10-Q	001-04423	10(e)(e)(e)(e)	March 5, 2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(g)(g)(g)	Amendment Number Three to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective November 17, 2020).*	10-Q	001-04423	10(f)(f)(f)(f)	March 5, 2021
10(h)(h)(h)	Special Advisor to the CEO Agreement dated as of January 16, 2021 by and between the Registrant and Kim Rivera.*	10-Q	001-04423	10(g)(g)(g)(g)	March 5, 2021
10(i)(i)(i)	Five-Year Credit Agreement, dated as of May 26, 2021, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-04423	10.1	June 1, 2021
10(j)(j)(j)	Amendment Number Four to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective as of April 1, 2021 and December 31, 2021).*†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).†
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
Date: September 3, 2021