Form 10-K
period 2021-10-31
HP INC
filed 2021-12-09
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $40,931,733,492 based on the last sale price of common stock on April 30, 2021.
The number of shares of HP Inc. common stock outstanding as of November 30, 2021 was 1,082,722,559 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant’s definitive proxy statement related to its 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of October 31, 2021 are incorporated by reference into Part III of this Report.	III

HP INC. AND SUBSIDIARIES
Form 10-K
For the Fiscal Year ended October 31, 2021
In this report on Form 10-K, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
         This Annual Report on Form 10-K, including “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any statements regarding the potential impact of the COVID-19 pandemic and the actions by governments, businesses and individuals in response to the situation; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, demand, performance, market share or competitive performance relating to products or services; any statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims, disputes or other litigation matters; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can also generally be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Risks, uncertainties and assumptions include factors relating to the effects of the COVID-19 pandemic and the actions by governments, businesses and individuals in response to the situation, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; the need to manage (and reliance on) third-party suppliers, including with respect to component shortages, and the need to manage HP’s global, multi-tier distribution network, limit potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; HP’s ability to execute on its strategic plan, including the previously announced initiatives, business model changes and transformation; execution of planned structural cost reductions and productivity initiatives; HP’s ability to complete any contemplated share repurchases, other capital return programs or other strategic transactions; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy and business model changes and transformation; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution, reseller and customer landscape; the development and transition of new products and services and the enhancement of existing products and services to meet evolving customer needs and respond to emerging technological trends; successfully competing and maintaining the value proposition of HP’s products, including supplies; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products or our uneven sales cycle; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; the hiring and retention of key employees; the impact of macroeconomic and geopolitical trends and events, including the effects of inflation; risks associated with HP’s international operations; the execution and performance of contracts by HP and its suppliers, customers, clients and partners, including logistical challenges with respect to such execution and performance; changes in estimates and assumptions HP makes in connection with the preparation of its financial statements; disruptions in operations from system security risks, data protection breaches, cyberattacks, extreme weather conditions or other effects of climate change, medical epidemics or pandemics such as the COVID-19 pandemic, and other natural or manmade disasters or catastrophic events; the impact of changes to federal, state, local and foreign laws and regulations, including environmental regulations and tax laws; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this report and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this report are made as of the date of this filing and HP assumes no obligation and does not intend to update these forward-looking statements.

Forward-looking and other statements in this report may also address our corporate responsibility progress, plans, and goals (including environmental matters), and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in HP’s filings with the SEC. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

PART I
ITEM 1. Business.
Business Overview
We are a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions and services. We sell to individual consumers, small- and medium-sized businesses (“SMBs”) and large enterprises, including customers in the government, health and education sectors.
As part of the separation of Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), Hewlett-Packard Company’s former enterprise technology infrastructure, software, services and financing businesses (the “Separation”), on November 1, 2015, HP and Hewlett Packard Enterprise entered into a separation and distribution agreement and various other agreements that provide a framework for the relationships between the parties following the Separation.
HP Products and Services; Segment Information
We have three reportable segments: Personal Systems, Printing and Corporate Investments. The Personal Systems segment offers commercial and consumer desktop and notebook personal computers (“PCs”), workstations, thin clients, commercial mobility devices, retail point-of-sale (“POS”) systems, displays and peripherals, software, support and services. The Printing segment provides consumer and commercial printer hardware, supplies, services and solutions. Corporate Investments includes HP Labs and certain business incubation and investment projects.
Personal Systems
Personal Systems offers commercial and consumer desktop and notebook PCs, workstations, thin clients, commercial mobility devices, retail POS systems, displays and peripherals, software, support and services. We group commercial notebooks, commercial desktops, commercial services, commercial mobility devices, commercial detachables and convertibles, workstations, retail POS systems and thin clients into commercial PCs and consumer notebooks, consumer desktops, consumer services and consumer detachables into consumer PCs when describing performance in these markets. Both commercial and consumer PCs maintain multi-operating system, multi-architecture strategies using Microsoft Windows and Google Chrome operating systems, and predominantly use processors from Intel Corporation (“Intel”) and Advanced Micro Devices, Inc. (“AMD”).
Commercial PCs are optimized for use by enterprise, public sector which includes education, and SMB customers, with a focus on robust design, security, serviceability, connectivity, reliability and manageability in the customer’s environment and working remotely. Commercial PCs include the HP ProBook and HP EliteBook lines of notebooks, convertibles, and detachables, the HP Pro and HP Elite lines of business desktops and all-in-ones, retail POS systems, HP Thin Clients, HP Pro Tablet PCs and the HP notebook, desktop and Chromebook systems. Commercial PCs also include workstations that are designed and optimized for high-performance and demanding application environments including Z desktop workstations, Z all-in-ones and Z mobile workstations. Additionally, we offer a range of services and solutions to enterprise, public sector which includes education and SMB customers to help them manage the lifecycle of their PC and mobility installed base.
Consumer PCs are optimized for consumer usage, focusing on gaming, learning and working remotely, consuming multi-media for entertainment, managing personal life activities, staying connected, sharing information, getting things done for work including creating content, and staying informed and secure. These systems include HP Spectre, HP Envy, HP Pavilion, HP Chromebook, HP Stream, Omen by HP lines of notebooks, desktops and hybrids, HP Envy, HP Pavilion desktops and all-in-one lines.
Personal Systems groups its global business capabilities into the following business units when reporting business performance:
•Notebooks consists of consumer notebooks, commercial notebooks, mobile workstations, peripherals, and commercial mobility devices;
•     Desktops includes consumer desktops, commercial desktops, thin clients, displays, peripherals, and retail POS systems;
•     Workstations consists of desktop workstations, displays and peripherals; and
•     Other consists of consumer and commercial services as well as other Personal Systems capabilities.
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
Printing groups its global business capabilities into the following business units when reporting business performance:
•Commercial consists of office printing solutions, graphics solutions and 3D printing and digital manufacturing, excluding supplies;
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
The mix of our business conducted by direct sales or channel sales differs by business and geographic market. We believe that customer buying patterns and different geographic market conditions require us to tailor our sales, marketing and distribution efforts to the geographic market and sub-geographic specificities for each of our businesses. We are focused on driving the depth and breadth of our market coverage while identifying efficiencies and productivity gains in both our direct and indirect routes to market. Our businesses collaborate to accomplish strategic and process alignment where appropriate. For example, we typically assign an account manager to manage relationships across our business with large enterprise customers. The account manager is supported by a team of specialists with product and services expertise and drives both direct and indirect sales to their assigned customers. For other customers and for consumers, we typically manage both direct online sales as well as channel relationships with retailers mainly targeting consumers and SMBs and commercial resellers mainly targeting SMBs and mid-market accounts.
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
We purchase materials, supplies and product sub-assemblies from a substantial number of vendors. For most of our products, we have existing or readily available alternate sources of supply. However, we have relied on sole sources for some laser printer engines, LaserJet supplies, certain customized parts and parts for products with short life cycles (although some of these sources have operations in multiple locations, mitigating the effect of a disruption). For instance, we source the majority of our A4 and a portion of A3 portfolio laser printer engines and laser toner cartridges from Canon. Any decision by either party not to renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement.
We are dependent upon Intel and AMD as suppliers of x86 processors and Microsoft and Google for various software products. We believe that disruptions with these suppliers would have industry-wide ramifications, and therefore would not disproportionately disadvantage us relative to our competitors. See “Risk Factors—We are heavily dependent on third-party suppliers and supply chain issues have adversely affected, and could continue to adversely affect, our financial results” in Item 1A, which is incorporated herein by reference.
Like other participants in the information technology (“IT”) industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our demand requirements for periods averaging 90 to 120 days. From time to time, we may experience significant price volatility or supply constraints for certain components that are not available from multiple sources. We also may acquire component inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supplies. See “Risk Factors—We are heavily dependent on third-party suppliers and supply chain issues have adversely affected, and could continue to adversely affect, our financial results” in Item 1A, which is incorporated herein by reference.
Sustainability also plays an important role in the manufacturing and sourcing of materials and components for our products. We strive to make our products in an ethical and sustainable manner. We have committed to building an efficient, resilient and sustainable supplier network, and we collaborate with our suppliers to improve their labor practices and working conditions, and to reduce the environmental impact of their operations. These actions, together with our broader sustainability program, help us in our effort to meet customer sustainability requirements and comply with regulations, such as supplier labor practices and conflict minerals disclosures. For more information on our sustainability goals, programs, and performance, we refer you to our annual sustainability report, available on our website (which is not incorporated by reference herein).
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
Research and Development
Innovation across products, services, business models and processes is a key element of our culture and success. Our development efforts are focused on designing and developing products, services and solutions that anticipate customers’ changing needs and desires, and emerging technological trends. Our efforts also are focused on identifying the areas where we believe we can make a unique contribution and the areas where partnering with other leading technology companies will leverage our cost structure and maximize our customers’ experiences.
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
For a discussion of risks attendant to our research and development activities, see “Risk Factors—If we cannot successfully execute our strategy and continue to develop, manufacture and market innovative products, services and solutions, our business and financial performance may suffer” in Item 1A, which is incorporated herein by reference.
Patents
Our general policy has been to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. At October 31, 2021, our worldwide patent portfolio included over 28,000 patents.
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
For a discussion of risks attendant to IP rights, see “Risk Factors—Our financial performance may suffer if we cannot develop, obtain, license or enforce the intellectual property rights on which our businesses depend”, “Risk Factors—Our products and services depend in part on IP and technology licensed from third parties” and “Risk Factors—Third-party claims of IP infringement are commonplace in our industry and may limit or disrupt our ability to sell our products and services” in Item 1A, which is incorporated herein by reference.
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
Competition
We encounter strong competition in all areas of our business activity. We compete on the basis of technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service, support and solutions including subscription-based offerings and financing, security, availability of application software, and our sustainability performance.
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
The competitive environment in which each key segment operates is described below:
Personal Systems. The markets in which Personal Systems operates are highly competitive and are characterized by price competition and introduction of new products and solutions. Our primary competitors are Lenovo Group Limited, Dell Inc., Huawei Technologies Co., Ltd., Acer Inc., ASUSTeK Computer Inc., Apple Inc., Toshiba Corporation, Microsoft Corporation, and Samsung Electronics Co., Ltd. In particular geographies, we also experience competition from local companies and from generically-branded or “white box” manufacturers. Our competitive advantages include our broad product portfolio, our innovation, and research and development capabilities including security features, our innovative design work, our brand and procurement leverage, our ability to cross-sell our portfolio of offerings, our extensive service and support offerings and the accessibility of our products through a broad-based distribution strategy from retail and commercial channels to direct sales.
Printing. The markets for printer hardware and associated supplies are highly competitive. Printing’s key customer segments each face competitive market pressures in pricing and the introduction of new products. Our primary competitors include Canon Inc., Lexmark International, Inc., Xerox Corporation Ltd., Seiko Epson Corporation, The Ricoh Company Ltd. and Brother Industries, Ltd. In addition, independent suppliers offer non-original supplies (including imitation, refill and remanufactured alternatives), which are often available for lower prices but which can also offer lower print quality and reliability compared to HP original inkjet and toner supplies. These and other competing products are often sold alongside our products through online or omnichannel resellers or distributors, or such resellers and distributors may highlight the availability of lower cost non-original supplies. Our competitive advantages include our comprehensive high-quality solutions for the home, office and publishing environments, our innovation, and research and development capabilities including security features, sustainability, our brand, and the accessibility of our products through a broad-based distribution strategy from retail and commercial channels to direct sales.
For a discussion of risks attendant to these competitive factors, see “Risk Factors—We operate in an intensely competitive industry and competitive pressures could harm our business and financial performance,” in Item 1A, which is incorporated herein by reference.
Sustainability
At HP, we believe how we do things is just as important as what we do, and so efforts to make a sustainable impact on people, the planet and our communities are integrated into HP’s business strategy and operations.
Through our Sustainable Impact agenda, HP is tackling some key issues: Climate Action, Human Rights, and Digital Equity. Our ambition is to become the world’s most sustainable and just technology company by 2030, and our strategy is designed to propel us forward. It stays true to HP’s values, supports the United Nations Sustainable Development Goals, and prioritizes efforts where our technology, talent, and ecosystem can have the greatest impact.

Climate Action: Drive toward a net zero carbon, fully regenerative economy while engineering the industry’s most sustainable portfolio of products and solutions. Among our goals:
•Achieve net zero greenhouse gas (“GHG”) emissions across HP’s value chain (scope 1, 2 and 3) by 2040, with a 50% reduction in absolute value chain GHG emissions by 2030 compared to 2019;
•Reach 75% circularity for products and packaging by 2030;
•Maintain zero deforestation for HP paper and paper-based packaging and counteract deforestation for non-HP paper used in our products and print services;
Human Rights: Create a powerful culture of diversity, equity, and inclusion. Advance human rights, social justice, and racial and gender equality across our ecosystem, raising the bar for all. Among our goals:
•Achieve 50/50 gender equality in HP leadership by 2030;
•Achieve greater than 30% technical women and women in engineering roles by 2030;
•Meet or exceed labor market representation for racial and ethnic minorities in the U.S. by 2030;
•Reach one million workers through worker empowerment programs by 2030;
Digital Equity: Lead in activating and innovating holistic solutions that break down the digital divide that prevents many from accessing the education, jobs, and healthcare needed to thrive. Drive digital inclusion to transform lives and communities. Among our goals:
•Accelerate digital equity for 150 million people by 2030;
•Enable better learning outcomes for 100 million people by 2025, since the beginning of 2015;
•Enroll 1 million HP LIFE (Learning Initiative for Entrepreneurs) users between 2016 and 2025;
For more information on our Sustainable Impact strategy, programs, and a complete list of goals and performance, we refer you to our annual Sustainable Impact Report, available on our website (which is not incorporated by reference herein).
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
We are also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as “product take-back legislation”). We are also subject to standards set by public and private entities related to sustainability issues such as energy consumption, carbon emissions, reusing or recycling. We intend for our products to be easily reused and recycled, and we provide many of our customers with reuse and recycling programs.
In the event our products become non-compliant with these laws or standards, our products could be restricted from entering certain jurisdictions or from being procured by certain governments or private companies, and we could face other sanctions, including fines.
Our operations, supply chain and our products are expected to become increasingly subject to federal, state, local and foreign laws, regulations and international treaties relating to climate change, such as climate disclosure, carbon pricing or product energy efficiency requirements, requiring us to comply or potentially face market access limitations or other sanctions including fines. We strive to continually improve the energy and carbon efficiency of our operations, supply chain and product portfolio and deliver more cost-effective and lower carbon technology solutions to our customers. We believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with industry, business groups and governments to find and promote ways that HP technology can be used to address climate change and to facilitate compliance with related laws, regulations and treaties.

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
For a discussion of risks attendant to these environmental factors, see “Risk Factors—Our business is subject to various federal, state, local and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations and cash flows” in Item 1A, which is incorporated herein by reference. In addition, for a discussion of our environmental contingencies see Note 14, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, which is also incorporated herein by reference.
Human Capital
Approximately 51,000 employees worldwide power HP’s innovation, contributing unique perspectives and a growth mindset to create breakthrough technologies and transformative solutions. We are committed to fostering a diverse, equitable, and inclusive workplace that attracts, retains, and advances exceptional talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety, and employee wellbeing, we strive to support our employees in all aspects of their lives so they can do their best work—while learning, growing, and feeling engaged.
Diversity, Equity, and Inclusion (DEI)
Innovation at HP comes from the diverse perspectives, backgrounds, knowledge, and unique experiences of our employees. We strive to create an inclusive workplace where people bring their authentic selves to work and can reach their full potential.
Our commitment to DEI starts at the top with a highly knowledgeable, skilled and diverse board of directors. We are among the top technology companies for women in executive positions. Women represent 32.5% of HP’s full-time executive positions globally. We are committed to improving representation of women at HP overall, with an intentional focus on leadership and technical roles globally.
In fiscal year 2021, 44.8% of our U.S. hires were ethnically diverse. We continue to work on removing barriers for underrepresented employees by creating equitable programs, training and development opportunities to grow and promote our employees.
To ensure leadership embeds a strong focus on DEI, each executive leader has individual performance goals under the Management by Objectives (“MBOs”) program tied to DEI. The board has ongoing oversight of these programs.
Pay Equity
We believe people should be paid equitably for what they do and how they do it, regardless of their gender, race, or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on relevant market data and consider factors such as an employee’s role and experience, and their performance. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to make sure our pay is fair and equitable.
For the past five years, HP has reviewed employees’ compensation with the support of independent third-party experts to ensure consistent pay practices.
HP expanded its annual pay equity assessment in fiscal year 2021 - evaluating the nine countries with our largest employee populations, representing 72% of our global workforce. The independent analysis determined there were no systemic issues. Any areas of potential concern, considering what we would expect employees to be paid when evaluating their skills, qualifications, and experience were reviewed and addressed as part of our off-cycle compensation process.
Employee Engagement
We regularly collect feedback from employees to better understand and improve their experiences and identify opportunities to continually strengthen our culture. In fiscal year 2021, 95% of employees participated in our annual employee engagement survey. Employee engagement globally remained stable as compared to fiscal year 2020. Ethics and integrity as well as employees feeling that HP values diversity were both highly rated, at 96% and 94%, respectively. Our Inclusion Index reported 87% of employees experience an inclusive work environment at HP.
Talent and Learning
HP employees have access to a wide range of development opportunities, including virtual, social, and self-directed learning, as well as mentoring and coaching. We offer a variety of collaborative learning experiences, connection to a network of subject matter experts, and a social learning platform that enables employees to integrate development into their daily routines.
In fiscal year 2021, 99% of employees participated in learning and development activities, and we estimate that employees (on average) spent more than 30 hours participating in development activities through the year. The 2021 annual employee survey revealed that 84% of employees felt HP actively supported their learning and development.
Through fiscal year 2021 we accelerated our transition toward more holistic approaches of employee development, with additional trainings supporting employee wellbeing and remote working. More than 25,000 employees participated in new virtual business, professional, digital, and career development live trainings.
In addition to the above, we have key focus areas on leadership development and digital skills. Our priority leadership development programs included our new Hire EQ development program to improve our diversity hiring practices, and the Senior Leader Meeting Connect program to develop global business leadership insights and learn from external best practices. In fiscal year 2021, we continued our focus on the HP digital literacy campaign (Speak Digital) targeted to all employees to increase knowledge of digital technologies and emerging trends in customer experience and innovation.
Health, Safety, and Wellness
The physical health, financial wellbeing, life balance and mental health of our employees are vital to HP’s success. Our environmental, health, and safety leadership team uses our global injury and illness reporting system to assess worldwide and regional trends as a part of quarterly reviews. Our manufacturing facilities continue to represent our most significant health and safety risks, due to higher potential exposure to chemicals and machinery related hazards. Reducing and effectively managing risks at these facilities remains a focus, and injury rates continue to be low.
We also sponsor a global wellness program designed to enhance physical, financial, and mental wellbeing for all our employees around the world. Throughout the year, we encourage healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives.
Throughout the COVID-19 pandemic, a top priority of HP’s has been the health, safety, and wellbeing of employees and their families. Our cross-functional COVID-19 program management office meets regularly to review the latest data from HP business and site leaders, identify and address emerging risks, and formulate HP’s response to actions taken by governments and public policy organizations. We've put in place global policies and protocols based on guidance from healthcare experts and public health leaders, and regularly review and update them to reflect the best, most current information available.
Hybrid Work Strategy
We are embracing hybrid ways of working across HP and introduced new flexible working guidelines in July 2021. Hybrid Work at HP balances more workplace flexibility with structured time together to collaborate and connect in person at our HP sites. Our goal is to provide the ability to work seamlessly across a diverse ecosystem of workplaces, enabled by enhanced tools and technology designed to optimize productivity and collaboration.
In summary, we aim to cultivate a healthy, supportive and inclusive environment that enables employees to do their best work, while developing themselves and reaching their full potential.

Information about our Executive Officers
The following are our current executive officers:
Harvey Anderson; age 58; Chief Legal Officer
Mr. Anderson has served as Chief Legal Officer since February 2021. Previously, he served as General Counsel from November 2019 to January 2021. Mr. Anderson joined HP in 2017 as deputy general counsel for the Personal Systems and 3D Printing business units. Prior to joining HP, he served as chief legal officer at AVG Technologies, a leading provider of software security solutions, from 2014 to 2019. He has also held senior legal roles at Mozilla Corporation, Seven Networks, and Netscape/AOL.
Alex Cho; age 49; President, Personal Systems
Mr. Cho has served as President, Personal Systems since June 2018. From 2014 to 2018, Mr. Cho served as Global Head and General Manager of Commercial Personal Systems. Prior to that role, Mr. Cho served as the Vice President and General Manager of the LaserJet Supplies team from 2010 to 2014.
Enrique Lores; age 56; President and Chief Executive Officer
Mr. Lores has served as President and Chief Executive Officer since November 2019. Throughout his over 30-year tenure with the company, Mr. Lores held leadership positions across the organization, most recently serving as President, Printing, Solutions and Services from November 2015 to November 2019, and prior to that role, leading the Separation Management Office for HP Inc. Previously, Mr. Lores was the Senior Vice President and General Manager for Business Personal Systems. Before his Business Personal Systems role, Mr. Lores was Senior Vice President of Customer Support and Services.
Kristen Ludgate; age 58; Chief People Officer
Ms. Ludgate has served as Chief People Officer since July 2021. Previously, Ms. Ludgate served as Executive Vice President and Chief Human Resources Officer at 3M, a global technology company, from June 2018 until July 2021. Ms.

Ludgate held a wide range of leadership positions during her 17 years with 3M, leading global teams in human resources, legal, compliance, and communications.
Marie Myers; age 53; Chief Financial Officer
Ms. Myers has served as Chief Financial Officer since February 2021, previously serving as acting Chief Financial Officer from October 2020 to February 2021. She served as Chief Transformation Officer from June 2020 to May 2021 and as Chief Digital Officer from March 2020 to June 2020. Prior to rejoining HP, she was the Chief Financial Officer of UiPath, a robotic process automation company, from December 2018 to December 2019. Prior to UiPath, Ms. Myers served as Global Controller from December 2015 to December 2018 and finance lead during the separation of Hewlett-Packard Company into HP and Hewlett Packard Enterprise Company from October 2014 to August 2015, in addition to other finance-related roles at Hewlett-Packard Company.
Christoph Schell; age 50; Chief Commercial Officer
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
Tuan Tran; age 54; President of Imaging, Printing and Solutions
Mr. Tran served as President of Imaging, Printing and Solutions since November 2019. Previously, he served as Global Head & General Manager of the Office Printing Solutions business from 2016 to November 2019, and Global Head & General Manager of the LaserJet and Enterprise Solutions business from 2014 to 2016.
Barb Barton Weiszhaar; age 58; Acting Global Controller
Ms. Weiszhaar has served as Acting Global Controller since June 2021. Previously, she served as the Chief of Staff for the Chief Financial Officer and Operations Lead, a position she had held since April 2020. Prior to April 2020, she served as HP's Chief Tax Officer from November 2015 to March 2020 and in other leadership roles, including Chief Operations Officer for Tax, prior to the November 2015 separation of Hewlett-Packard Company into HP and Hewlett Packard Enterprise Company. Ms. Weiszhaar joined Hewlett-Packard Company following its acquisition of EDS in 2008; at EDS she served as Tax Director.
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
STRATEGIC AND OPERATIONAL RISKS
Our business, results of operations and financial condition have been, and could continue to be, affected by the COVID-19 pandemic.
The COVID-19 pandemic and the actions taken by governments, businesses and individuals in response to the pandemic have resulted in, and are expected to continue to result in, a curtailment of business activities (including changes in demand for a broad variety of goods and services), weakened economic conditions, disruptions in supply, manufacturing and logistics, economic uncertainty and volatility in the financial markets, both in the United States and abroad.
The COVID-19 pandemic, including its resurgence in key markets, has impacted, and could adversely impact, our operations and financial performance. COVID-19 related restrictions impacted the demand for certain products and services as a result of temporary closures of offices and businesses, the shift to a hybrid work environment, and as people moved to spend more time at home, which negatively impacted sales for commercial products in both Personal Systems and Print. For as long as remote working and learning practices remain prevalent, whether due to restrictions implemented by governmental authorities or businesses allowing employees to continue to work remotely or adopting new workplace models, we expect decreased sales of products for in-office consumption in some markets and channels compared to pre-pandemic levels. While this decrease in demand for certain products has been partially offset by increased sales of other products for in-home consumption compared to pre-pandemic levels, we are unable to predict for how long or to what extent this elevated level of sales of products for in-home consumption will continue. Additionally, as the market continues to shift to hybrid, our financial performance will depend in part on our ability to remain competitive in products designed for hybrid consumption.
Moreover, our channel partners have experienced, and may continue to experience, disruptions in their operations due to restrictions implemented in response to COVID-19, which has caused, and may continue to cause, reduced, or cancelled orders and/or collection risks. This has further adversely impacted our results of operations and we expect it may continue to have a negative impact on our results of operations.
Additionally, as the COVID-19 pandemic continues and new variants of the virus emerge, we are seeing a resurgence of the pandemic in certain key markets. We have experienced temporary factory closures and other disruptions in supply, manufacturing and logistics as a result of COVID-19, and we may continue to experience such disruptions. For example, our manufacturing sites, including those in Asia, as well as those of our suppliers and outsourcing partners, were adversely impacted as a result of quarantines, facility closures, and travel and logistics challenges. These disruptions have resulted and may continue to result in supply shortages and delays impacting sales worldwide for both Personal Systems and Print, as well as incremental costs. We may experience further disruptions in the future, and any prolonged disruptions to our manufacturing operations, supply chain and/or distribution channels could have a material adverse effect on our business, results of operations, cash flows and financial condition.
We are also facing increased operational challenges as we take measures to support and protect employee health and safety, including limiting employee travel, limiting access to facilities and offices, implementing remote work and flexible work policies and implementing a vaccine policy for employees. In particular, our remote work arrangements pose challenges for our employees and our IT systems and extended periods of remote work arrangements could strain our business continuity plans, introduce operational risk, including cybersecurity and IT systems management risks, and impair our ability to manage our business. In addition, complying with various customer or government vaccine, masking or testing requirements, could result in increased competition for skilled talent, and could adversely impact our ability to deliver services to our customers, which could in turn adversely impact our results of operations or financial performance.
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
The ultimate impact of COVID-19 on our operations and financial performance depends on many factors that are not within our control, including: the duration, scope and severity of the pandemic, including the impact of variants and resurgences; the development, availability and public acceptance of effective treatments or vaccines; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.
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
We are heavily dependent on third-party suppliers and supply chain issues have adversely affected, and could continue to adversely affect, our financial results.
We are operating in a supply-constrained environment and are facing, and may continue to face, component shortages, logistics challenges and manufacturing disruptions that impact our revenues and profitability. We are heavily dependent on third-party suppliers and their ability to deliver sufficient quantities of key components, products and services at reasonable prices and in time for us to meet schedules for the delivery of our products and services. In addition, our operations depend on our ability to anticipate and our suppliers’ ability to fulfill, our needs for sufficient quantities of key components, products and services (including sourcing matched sets). Given the wide variety of products and services we offer, the large and diverse distribution of our suppliers and contract manufacturers, and the long lead times required to manufacture, assemble and deliver certain components and products, problems have and could continue to arise in production, planning and inventory management, and regulatory compliance that could seriously harm our business. Third-party suppliers may have limited financial resources to withstand challenging business conditions, particularly as a result of increased interest rates or emerging market volatility, and our business could be negatively impacted if key suppliers are forced to cease or limit their operations. Due to the international nature of our third-party supplier network, our financial results may also be negatively impacted by increased trade barriers, increased tariffs and localization requirements, which could increase the cost or availability of certain components, products and services that we may not be able to offset. We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that we are unable to pass on to our customers. In addition, our business may be disrupted if we are unable to obtain equipment, parts or components from our suppliers—and our suppliers from their suppliers—due to the insolvency of key suppliers or the inability of key suppliers to obtain credit, or if any of our distributors lack sufficient financial resources to withstand economic weakness. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Furthermore, certain of our suppliers and Outsourced Manufacturers (“OMs”) may decide to discontinue business with us or limit the allocation of products to us, which could result in our inability to fill our supply needs, jeopardizing our ability to fulfill our contractual obligations, which could in turn, result in a decrease in sales and profitability, contract penalties or terminations, and damage to customer relationships. Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, risks associated with contingent workers, risks related to supply chain working conditions, human rights and materials sourcing, and risks related to our relationships with single-source suppliers, each of which is described below.
•Component shortages. We have and may continue to experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, the inability of suppliers to borrow funds, disputes with suppliers (some of whom are also our customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems we face during the transition to new suppliers. For example, we have experienced disruptions in our manufacturing and supply chain during the COVID-19 pandemic, which have resulted in temporary supply shortages that have negatively affected our ability to fulfill demand for Personal Systems and Printing products worldwide and resulted in increases in prices for certain components, and we expect such challenges to continue during 2022. For example, there is currently a market shortage of integrated circuits and panels and other component supply which has affected, and could continue to affect, lead times, the cost of that supply, and our ability to meet customer demand for our products if we cannot secure sufficient supply in a timely manner or on terms that are acceptable. Additionally, our Personal Systems business relies heavily upon OMs to manufacture our products and we are therefore dependent upon the continuing operations of those OMs to manufacture our products to fulfill demand. We represent a substantial portion of the business for certain OMs, and any changes to the nature or volume of our business transactions with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving component products from that OM. If shortages or delays in component products persist, the price of certain components may increase further, we may be exposed to quality issues, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, our business, cash flows, results of operations and financial condition could suffer if we lose time-sensitive sales, incur additional freight costs or are unable to pass on price increases to our customers due to such component shortages or delays. If we cannot adequately address a component supply issue, we may have to re-engineer some product or service offerings, which could result in further costs and delays.
•Excess supply. In order to secure components for our products or services, we have and may continue to make advance payments to suppliers or enter into non-cancelable commitments with vendors. In addition, we have and may continue to strategically purchase components in advance of demand to take advantage of favorable pricing or to address concerns about future availability. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components, which could adversely affect our business and financial performance.
•Contractual terms. As a result of binding long-term price or purchase commitments with vendors, we may be obligated to purchase components or services at prices that are higher than those available in the current market and may be limited in our ability to respond to changing market conditions. If we commit to purchasing components or services for prices in excess of the then-current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, our gross margin could suffer, and we could incur additional charges relating to inventory obsolescence. In addition, many of our competitors obtain products or components from the same OMs and suppliers that we utilize. Our competitors may obtain better pricing, more favorable contractual terms and conditions, or more favorable allocations of products and components during periods of limited supply, and our ability to engage in relationships with certain OMs and suppliers could be limited. The practice employed by our Personal Systems business of purchasing product components and transferring those components to OMs may create large supplier receivables with the OMs that, depending on the financial condition of the OMs, may create collectability risks. In addition, in order to secure components, we may accept contractual terms and conditions that are less favorable to us. Any of these developments could adversely affect our future cash flows, results of operations and financial condition.
•Contingent workers. We also rely on third-party suppliers for the provision of contingent workers, and our failure to effectively manage this workforce could adversely affect our results of operations. Our ability to manage the costs associated with engaging a contingent workforce may be impacted by evolving local labor rights laws.
•Working conditions, human rights and materials sourcing. Our brand perception, customer loyalty and legal compliance could be adversely impacted by a supplier’s improper practices or failure to comply with our requirements for environmentally, socially or legally responsible practices and sourcing, including those in our Supplier Code of Conduct, General Specification for the Environment or other related provisions in our procurement contracts. These provisions include supplier audits, reporting of smelters, human rights due diligence, wood fiber certification and GHG emissions, water and waste data.
•Single-source suppliers. We obtain a significant number of components from a single source due to technology, availability, price, quality or other considerations. For example, we rely on Canon for certain laser printer engines and laser toner cartridges. We also rely on both Intel and AMD to provide us with a sufficient supply of processors for the majority of our PCs and workstations. Some of those processors may be customized for our products. New products that we introduce may utilize custom components obtained initially from only one source until we have determined whether there is a need for additional suppliers. Replacing a single-source supplier could delay production of some products as replacement suppliers may be subject to capacity constraints or other output limitations. For some components, alternative sources may not exist or may be unable to produce the quantities of those components necessary to satisfy our production requirements. In certain circumstances, we purchase components from single-source suppliers under short-term agreements that contain favorable pricing and other terms, but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of single-source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of our components. The loss of, deterioration of our relationship with, or limits in allocation by, a single-source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single-source supplier could adversely affect our business and financial performance.
If we cannot successfully execute our strategy and continue to develop, manufacture and market innovative products, services and solutions, our business and financial performance may suffer.
Our strategy is to strengthen our core businesses, innovate and develop new products, services and solutions, expand into adjacencies, and grow organically and inorganically. To execute our strategy, we must, among other things, optimize our cost structure, make long-term investments, develop or acquire and appropriately protect intellectual property, commit significant research and development and other resources, evolve our go-to-market strategy and Printing business model to meet changing market dynamics, forces and demand as well as innovate, develop and execute on evolutionary strategies in a rapidly changing and increasingly hybrid environment, seize on disruptive opportunities and effectively respond to secular trends and shifts in customer preferences. As the market continues to shift to hybrid, our financial performance will depend in part on our ability to remain competitive in offerings geared towards hybrid consumption. Any failure to successfully execute our strategy, including any failure to invest sufficiently (or prioritize research and development) in strategic growth areas, accurately predict technological or business trends and control costs of research and development, could adversely affect adoption of our products, services and solutions and our business, results of operations, cash flows and financial condition.

Moreover, the process of developing new high-technology products, services and solutions and enhancing existing products, services and solutions is complex, costly and uncertain, and any failure by us to anticipate or respond to customers’ changing needs (or the timing of those needs) and emerging technological trends accurately could affect our market share, cash flows, results of operations and financial condition. In addition, our ability to successfully offer our products, services and solutions in this rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively calibrate and adjust our business and business models in response to fluctuating market opportunities and conditions. We could also be adversely affected if we have not appropriately prioritized and balanced our initiatives or if we are unable to effectively manage change throughout our organization. For example, we may adjust production levels in response to demand fluctuations and in order to improve the alignment of our resources to business conditions.
Our industry is subject to rapid and substantial innovation and technological change. Even if we successfully develop new products and technologies, future products and technologies, including those created by our competitors, may eventually supplant ours if we are unable to keep pace with technological advances and end-user requirements and preferences and timely enhancement of our existing products and technologies or develop new ones. As a result, we could fail to maintain market leadership in certain of our products, such as commercial PCs and notebooks, and any of our products and technologies may be rendered uneconomical or obsolete.
After we develop a product, we must be able to quickly manufacture appropriate volumes while also managing costs and preserving or improving margins. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed in doing so within a given product’s lifecycle or at all. Any delay in the development, production or marketing of a new product, service or solution could result in us not being among the first to market, which could further harm our competitive position. Moreover, new products and services may not be profitable, and even if they are profitable, the operating margins may not be as high as the historical or anticipated margins.
We operate in an intensely competitive industry and competitive pressures could harm our business and financial performance.
We encounter aggressive competition from competitors in all areas of our business, and our competitors have targeted and are expected to continue targeting our key market segments. In addition, we are expanding into new disruptive and competitive businesses, such as services. We compete on the basis of our technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use, account relationships, customer training, service and support, security, availability of application software and internet infrastructure offerings, and our sustainability performance. If our products, services, support and cost structure do not enable us to compete successfully, our results of operations, cash flows and business prospects could be affected.
We have a large portfolio of products and must allocate our financial, personnel and other resources across all of our products while competing with companies that have smaller portfolios or specialize in one or more of our product lines. As a result, we may invest less in certain areas of our business than our competitors, and our competitors may have greater financial, technical and marketing resources available for their products and services compared to the resources allocated to our competing products and services or greater economies of scale, which could in turn result in our inability to maintain market leadership in certain of our products, such as commercial PCs and notebooks.
Our alliance partners in certain areas may be or may become our competitors in others. In addition, these partners also may acquire or form alliances with our competitors, which could reduce their business with us. If we are unable to effectively manage these complicated relationships with alliance partners, our business and financial results could be adversely affected.
We have faced and may continue to face aggressive price competition and may have to lower the prices of many of our products and services to stay competitive, while at the same time trying to maintain or improve our revenue and gross margin. In addition, competitors who have a greater presence in some of the lower-cost markets in which we compete, or who can obtain better pricing, more favorable contractual terms and conditions, and/or more favorable allocations of products and components during periods of limited supply, may be able to offer lower prices than we are able to offer. Our cash flows, results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures.
Industry consolidation may also affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we operate. Additionally, our competitors may affect our business by entering into exclusive arrangements with our existing or potential customers or suppliers.
Because our business model is based on providing innovative and high-quality products and services, we may spend a proportionately greater percentage of our revenues on research and development than some of our competitors. If we cannot proportionately decrease our cost structure (apart from research and development expenses) on a timely basis in response to competitive price pressures, our gross margin and profitability could be adversely affected. In addition, if our pricing and other facets of our offerings are not sufficiently competitive, or if there is negative reception to our product decisions, we may lose market share in certain areas, which could adversely affect our financial performance and business prospects.
Even if we are able to maintain or increase market share for a particular product, the financial performance of that product could decline because the product is in a maturing industry or market segment or contains technology that is becoming obsolete. Financial performance could also decline due to increased competition from other types of products, services or solutions. For example, non-original supplies (including imitation, refill or remanufactured alternatives), which are often available at lower prices, compete with our Printing Supplies business and we may not be able to prevent the use of imitation print supplies with our printers using technological protection measures.
Customers are increasingly using online and omnichannel retailers, resellers and distributors to purchase our products. These retailers, resellers and distributors often sell our products alongside competing products, including non-original supplies, or they may highlight the availability of lower cost non-original supplies. We expect this competition will continue, and it may negatively impact our financial performance, particularly if large commercial customers purchase competing products instead of HP products.
If we cannot continue to produce high-quality and secure products and services, our reputation, business and financial performance may suffer.
In the course of conducting our business, we must address quality and security issues associated with our products and services, including potential defects in our engineering, design and manufacturing processes, unsatisfactory performance under service contracts, and unsatisfactory performance or malicious acts by third-party contractors or subcontractors. Our business is also exposed to the risk of defects in third-party components included in our products, including security vulnerabilities. In order to address quality and security issues, we work extensively with our customers and suppliers and engage in product testing to determine the causes of problems and to develop and implement effective solutions. However, the products and services that we offer are complex, and our regular testing and quality control efforts may not be completely effective in controlling or detecting all quality and security issues or errors, particularly with respect to undiscovered defects or security vulnerabilities in components manufactured by third parties.
If we are unable to determine the cause or find an effective solution to address quality or security issues with our products, we may delay shipment to customers, which would delay revenue recognition and receipt of customer payments and could adversely affect our net revenue, cash flows and profitability. We have and may again in the future write off some or all of the value of non-performing inventory. In addition, after products are delivered, quality and security issues may require us to repair or replace such products. Addressing these issues can be expensive and may result in additional warranty, repair, replacement and other costs, adversely affecting our financial performance. In the event of security vulnerabilities or other issues with third-party components, we may have to rely on third parties to provide mitigation such as firmware updates. Furthermore, these mitigation techniques may be ineffective or may result in adverse performance, system instability and data loss or corruption, and are not always available on a timely or cost effective basis, or at all. If new or existing customers have difficulty operating our products or are dissatisfied with our services, our results of operations and cash flows could be adversely affected, and we have faced and could potentially continue to face legal claims if we fail to meet our customers’ expectations. In addition, quality and security issues, including those resulting from defects or security vulnerabilities in third-party components, can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect our cash flows, results of operations and financial condition.
Our operating results have historically varied and may not be indicative of future results.
Our net revenue, gross margin, profit and cash flow generation vary among our portfolio of products and services, customer groups and geographic markets and therefore will likely continue to vary in future periods. Overall gross margins and profitability in any given period are dependent on the product, service, customer and geographic mix reflected in that period’s net revenue, which in turn depends on the overall demand for our products and services. Delays or reductions in spending by our customers or potential customers could have a material adverse effect on demand for our products and services, which could result in a significant decline in net revenue. In addition, net revenue declines in some of our businesses may affect net revenue in our other businesses, as we may lose cross-selling opportunities. Competition, lawsuits, investigations, increases in component and manufacturing costs that we are unable to pass on to our customers, increased tariffs, component supply disruptions and other risks affecting our businesses may also have a significant impact on our overall gross margin, profitability and cash flow. In addition, newer geographic markets can be relatively less profitable due to our investments associated with entering those markets and local pricing pressures, as well as difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, increased component or shipping costs, increased tariffs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins in a given period, which may lead to adjustments to our operations. For example, our supplies business has experienced declining revenues due to declines in installed base and usage. Our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period. These factors could also make it difficult to accurately forecast revenues and operating results and could negatively affect our ability to provide accurate forecasts to suppliers and manufacturers, manage our relationships and other expenses and to make decisions about future investments.

If we fail to manage the distribution of our products and services properly, our business and financial performance could suffer.
We use a variety of distribution methods to sell our products and services around the world, including third-party resellers and distributors and both direct and indirect sales to enterprise accounts and consumers. Successfully managing our global, multi-tier distribution network including the interaction of our direct sales and indirect channel sales efforts to reach potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and gross margins, any failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our net revenue and gross margins, and therefore, our profitability and cash flows.
Our financial results could be materially adversely affected due to distribution channel conflicts or if the financial conditions of our channel partners were to weaken. Our results of operations may be adversely affected by any conflicts that might arise between our various distribution channels, the loss or deterioration of any alliance or distribution arrangement or reduced assortments of our products, if we are not able to limit the potential misuse of pricing programs by our channel partners or we fail to optimize the use of our pricing programs. Moreover, some of our distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends. They may also have difficulty selling our products under new business models. Many of our significant distributors operate on narrow margins and have been negatively affected by business pressures in the past. Trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution and retail channel partners. Net revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors’ financial conditions, abilities to borrow funds or operations weaken or if our distributors cannot successfully compete in the online or omnichannel marketplace.
Our inventory management is complex, as we continue to sell a significant mix of products through distributors. We must manage both owned and channel inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and pricing challenges (and factoring in supply chain challenges and order cancellations resulting from any pricing increases). Our forecasts may not accurately predict demand, and distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. Our reliance upon indirect distribution methods, including a multi-tiered channel, may reduce our visibility into inventories, demand and pricing trends and issues, and may therefore make forecasting and managing multi-tiered channel inventory more difficult.
If we were to expand direct distribution initiatives, channel and indirect distributors could consider such initiatives in conflict with their business interests and reduce their investment in the distribution and sale of our products, or cease all sales of our products. Sales of our products by channel partners to unauthorized resellers or unauthorized resale of our products has and could continue to make our forecasting and channel inventory management more difficult and impact pricing in the market. For example, in the past we have had channel partners sell products outside of their agreed territory, and misrepresent sales to unauthorized resellers as sales to end-users, frustrating our efforts to estimate channel inventory or maintain consistent pricing, and negatively impacting gross margins. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors. In addition, factors in different markets may cause differential discounting between the geographies where our products are sold, which makes it difficult to achieve global consistency in pricing and creates the opportunity for grey marketing.
In addition, we depend on our global channel partners to comply with applicable legal and regulatory requirements. To the extent they fail to do so, such failure could have a material adverse effect on our business, operating results, cash flows and financial condition.
Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable.
Our quarterly sales often have reflected a pattern in which a disproportionate percentage of each quarter’s total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting net revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition, and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be canceled by the customer. Depending on when they occur in a quarter, developments such as a systems failure, component pricing movements, component shortages, supply disruptions or logistics challenges could adversely impact our inventory levels, our results of operations and cash flows in a manner that is disproportionate to the number of days in the quarter affected.
We experience seasonal trends in the sale of our products that may produce variations in our quarterly results and financial condition. For example, sales to governments (particularly, sales to the U.S. government) are often stronger in the third calendar quarter, and many customers whose fiscal year is the calendar year spend their remaining capital budget authorizations in the fourth calendar quarter. Consumer sales are often higher in the fourth calendar quarter due in part to seasonal holiday demand, and typically it has been our strongest quarter by revenues. European sales are often weaker during the summer months. Demand during the spring and early summer may also be adversely impacted by market anticipation of seasonal trends. However, historical seasonal patterns may not continue in the future and such patterns have been and may continue to be impacted by increasing supply constraints, shifts in customer behavior and the evolving impacts of the COVID-19 pandemic. Moreover, to the extent that we introduce new products in anticipation of seasonal demand trends, our discounting of existing products may adversely affect our gross margins. Many of the factors that create and affect seasonal trends are beyond our control.
We may not be able to execute acquisitions, divestitures and other significant transactions successfully.
As part of our business strategy, we may acquire companies or businesses, divest businesses or assets, enter into strategic alliances and joint ventures, and make investments to further our business. Risks associated with these transactions include the following, any of which could adversely affect our revenue, gross margin, profitability, cash flows and financial condition:
•We may not fully realize the anticipated benefits of any particular transaction, in the timeframe we expected or at all, such transaction may be less profitable than anticipated or unprofitable, we may not identify all factors to estimate accurately our costs, timing or other matters, and realizing the benefits of a particular transaction may depend upon competition, market trends, additional costs or investments and the actions of advisors, suppliers or other third parties.
•Certain transactions have resulted, and in the future may result, in significant costs and expenses, including those related to compensation and benefit costs, goodwill and impairment charges, charges from the elimination of duplicative facilities and contracts, inventory adjustments, assumed litigation and other liabilities, advisory fees, and required payments to executive officers and key employees under retention plans.
•Our due diligence process may fail to identify significant issues with the acquired company’s product quality, financial disclosures, accounting practices or internal controls, including as a result of being dependent on the veracity and completeness of statements and disclosures made or actions taken by third parties.
•In order to finance a transaction, we may issue common stock (potentially creating dilution) or borrow additional debt.
•These transactions could adversely impact our effective tax rate.
•These transactions may lead to litigation.
•If we fail to identify, successfully complete and integrate transactions that further our strategic objectives, we may be required to expend resources to develop products, services and technology internally, which may put us at a competitive disadvantage
If there are future decreases in our stock price or significant changes in the business climate or results of operations of our reporting units, we may incur additional charges, which may include impairment charges.
As part of our business strategy, we regularly evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may have difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. In addition, we may experience fewer synergies than expected, and the impact of the divestiture on our revenue growth may be larger than projected. After reaching an agreement for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as necessary regulatory and governmental approvals on acceptable terms, which, if not satisfied or obtained, may prevent us from completing the transaction. Such regulatory and governmental approvals may be required in jurisdictions around the world, and any delays in the timing of such approvals could materially delay or prevent the transaction.
Integrating acquisitions may be difficult and time-consuming. Any failure by us to integrate acquired companies, products or services into our overall business in a timely manner could harm our financial results, business and prospects.
To pursue our strategy successfully, we have to identify candidates for and successfully complete business combination and investment transactions, some of which may be large or complex, and manage post-closing issues such as the integration of acquired businesses, products, services or employees. Integrations involve significant challenges and are often time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business and the acquired business. These challenges include successfully combining product and service offerings; entering or expanding into markets; retaining key employees; integrating employees, facilities, technology, products, processes, operations (including supply and manufacturing operations), sales and distribution channels, business models and business systems; and retaining customers and distributors.
We may not achieve some or all of the expected benefits of our restructuring plan and our restructuring may adversely affect our business.
We have undertaken and may undertake in the future restructuring plans in order to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies that we expect to reduce costs. For example, we began implementing the 2020 restructuring plan in the fourth quarter of fiscal 2019 and expect to complete the restructuring by the end of fiscal 2022. Implementation of any restructuring plan may be costly and disruptive to our business, and we may not be able to obtain the estimated workforce reductions within the projected timing or at all, or obtain the cost savings and operational improvements that were initially anticipated. We currently plan to invest a portion of the savings from our 2020 restructuring plan across our businesses, including investing to build our digital capabilities. If we are unable to obtain the anticipated cost savings, our ability to make those investments, realize operational improvements and execute our strategy may be negatively impacted. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, loss of key employees and/or other retention issues during transitional periods. Restructuring can require a significant amount of time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our 2020 restructuring plan, see Note 3 to our Consolidated Financial Statements in Item 8.
Our financial performance may suffer if we cannot develop, obtain, license or enforce the intellectual property rights on which our businesses depend.
We rely upon patent, copyright, trademark, trade secret and other intellectual property (“IP”) laws in the United States, similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain IP rights in the products and services we sell, provide or otherwise use in our operations. However, our IP rights could be challenged, invalidated, infringed or circumvented, or such IP rights may not be sufficient to permit us to take advantage of current market trends or to otherwise provide competitive advantages, either of which could result in costly product redesign efforts, discontinuance of certain product offerings or other harm to our competitive position. For example, the enforcement of our IP rights for InkJet printer supplies against infringers may be successfully challenged or our IP rights may be successfully circumvented. In addition, we may choose to not apply for patent protection or may fail to apply for patent protection in a timely fashion. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our ability to sell products or services and our competitive position.
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
Certain of our businesses and products rely on key technologies developed or licensed by third parties. We may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our IP. Third-party components may become obsolete, defective or incompatible with future versions of our products, our relationship with the third party may deteriorate, or our agreements may expire or be terminated. We may face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. In order to remain in compliance with the terms of our licenses, we must monitor and manage our use of third-party components, including both proprietary and open source license terms that may require the licensing or public disclosure of our IP without compensation or on undesirable terms. Additionally, some of these licenses may not be available to us in the future on terms that are acceptable or that allow our product offerings to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material effect on our business, including our financial condition, cash flows and results of operations. In addition, it is possible that as a consequence of a merger or acquisition, third parties may obtain licenses to some of our IP rights or our business may be subject to certain restrictions that were not in place prior to such transaction. Because the availability and cost of licenses from third parties depends upon the willingness of third parties to deal with us on the terms we request, there is a risk that third parties who license to our competitors will either refuse to license to us or refuse to license to us on terms equally favorable to those granted to our competitors. Consequently, we may lose a competitive advantage with respect to these IP rights or we may be required to enter into costly arrangements in order to terminate or limit these rights. Finally, we may rely on third parties to enforce certain IP rights.
Third-party claims of IP infringement are commonplace in our industry and may limit or disrupt our ability to sell our products and services.
Third parties have in the past claimed, and may in the future claim, that we or customers indemnified by us are infringing upon their IP rights. For example, patent assertion entities may purchase IP assets for the purpose of asserting claims of infringement and attempting to extract settlements and we have seen trends towards assertions of patents originally assigned to operating companies with significant R&D investments and patents asserted against standards-based technology. If we cannot or do not license allegedly infringed IP at all or on reasonable terms, or if we are required to substitute technology from another source, our operations could be adversely affected. Even if we believe that IP claims are without merit, they can be time-consuming and costly to defend against and may divert management’s attention and resources away from our business. Claims of IP infringement also might require us to redesign affected products, enter into costly settlements or license agreements, pay damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to fulfill its contractual obligations to us. Additionally, claims of IP infringement may adversely impact our brand and reputation and imperil new and existing customer relationships.
Our results of operations and cash flows have been and could continue to be affected by the imposition, accrual and payment of copyright levies or similar fees. In certain countries (primarily in Europe), proceedings are ongoing or have been concluded in which groups representing copyright owners seek to impose upon and collect from us levies upon IT equipment (such as PCs and printers) alleged to be copying devices under applicable laws. Other groups have also sought to modify existing levy schemes to increase the amount of the levies that can be collected from us. Some European countries are expected to implement legislation to introduce or extend existing levy schemes to digital devices. The total amount of the copyright levies will depend on the types of products determined to be subject to the levy, the number of units of those products sold during the period covered by the levy, and the per unit fee for each type of product, all of which are affected by several factors, including the outcome of ongoing litigation involving us and other industry participants and possible action by legislative bodies, and could be substantial. Consequently, the ultimate impact of these copyright levies or similar fees, and our ability to recover such amounts through increased prices, remains uncertain.
System security risks, data protection breaches, cyberattacks, system outages and systems integration issues could disrupt our internal operations or services provided to customers, and could reduce our revenue, increase our expenses, damage our reputation and adversely affect our cash flows and stock price.
We are exposed to attacks from individuals and organizations, including malicious computer programmers and hackers, state-sponsored organizations, nation-states or other bad actors, seeking to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Such attacks may involve the deployment of viruses, worms, ransomware and other malicious software programs that attack our products or otherwise exploit security vulnerabilities, or attempt to fraudulently induce our employees, customers, or others to disclose passwords, other sensitive information or provide access to our systems or data. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects or vulnerabilities in design or manufacture, including “bugs” that could unexpectedly interfere with the operation of the product. Breaches of our facilities, network, or data security could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information, harm our reputation or competitive position, result in theft or misuse of our IP or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our business. Additionally, the costs to combat cyber or other security threats can be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. Media or other reports of perceived security vulnerabilities in our network security, regardless of their immediacy or accuracy, could adversely impact our brand and reputation and materially affect our business. While we have developed and implemented security measures and internal controls designed to protect against cyber and other security threats, such measures cannot provide absolute security and may not be successful in preventing future security breaches. Moreover, these threats are constantly evolving, thereby making it more difficult to successfully defend against them or to implement adequate preventative measures. We may not have the current capability to detect certain vulnerabilities, which may allow those vulnerabilities to persist in our systems over long periods of time. In the past, we have experienced data security incidents resulting from unauthorized access to or use of our systems or those of third parties, which to date, have not had a material impact on our operations; however, there is no assurance that such impact will not be material in the future. As a result of the COVID-19 pandemic, remote work and remote access to our systems has increased significantly, which also increases our cybersecurity attack surface. We have also seen an increase in cyberattack volume, frequency, and sophistication driven by the global enablement of remote workforces. Our products and services are potentially vulnerable to additional known or unknown threats.
Because we process proprietary information and sensitive or confidential data relating to our business and our customers, breaches of our security measures or accidental loss, inadvertent disclosure or unapproved dissemination of such data can expose us, our customers, or the individuals affected to a risk of loss, alteration or misuse of such information. A breach could also damage our brand and reputation or otherwise harm our business, and could result in government enforcement actions, litigation and potential liability for us. For example, the European Union’s General Data Protection Regulation (“GDPR”) imposes a data protection compliance regime with severe penalties and China has recently adopted new privacy and security laws. In the United States, California has adopted, and several other states are now considering adopting, laws and regulations imposing varying obligations regarding the handling of personal data, which could result in increased compliance costs. Additionally, we could lose existing or potential customers or incur significant expenses in connection with our customers’ system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of implementing new data protection measures could be significant.

Portions of our IT infrastructure, including those provided by third parties, may experience interruptions, outages, delays or cessations of service or may produce errors in connection with systems integrations, migration work or other causes, which could result in business disruptions and the process of remediating them could be more expensive, time-consuming, disruptive and resource intensive than planned. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could reduce our revenue, increase our expenses, damage our reputation and adversely affect our cash flows and stock price.
Our business and financial performance could suffer if we do not manage the risks associated with our services businesses properly.
The risks that accompany our services businesses differ from those of our other businesses. For example, the success of our services business (such as our managed print services, digital services and other workforce solutions in both Printing and Personal Systems) depends to a significant degree on attracting, retaining, and maintaining or increasing the level of revenues from our customers. Our standard services agreements are generally renewable at a customer’s option and/or subject to cancellation rights, with or without penalties for early termination. We may not be able to retain or renew services contracts with our customers, or our customers may reduce the scope of the services they contract for. Factors that may influence contract termination, non-renewal or reduction include business downturns, dissatisfaction with our services or products, our retirement or lack of support for our services, our customers selecting alternative technologies, the cost of our services as compared to our competitors, general market conditions, or other reasons. We may not be able to replace the revenue and earnings from lost customers or reductions in services. While our services agreements may include penalties for early termination, these penalties may not fully cover our investments in these businesses. Our customers could also delay or terminate implementations or use of our services or choose not to invest in additional services from us in the future. In addition, the pricing and other terms of certain services agreements require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Any increased or unexpected costs or unanticipated delays in connection with the performance of these contracts, which may increase as services become more customized, could make these agreements less profitable or unprofitable, which could have an adverse effect on the product margin of our services business. As a result, we may not generate the revenues, profits or cash flows we may have anticipated from our services business within the expected timelines, if at all.
In order to be successful, we must attract, retain, train, motivate, develop and transition key employees, and failure to do so could seriously harm us.
In order to be successful, we must attract, hire, retain, train, motivate, develop, and deploy qualified executives, engineers, technical staff and other key employees. Identifying, developing internally or hiring externally, training and retaining qualified executives, engineers and qualified sales representatives are critical to our future, and competition for experienced employees in the technology industry can be intense. In order to attract and retain executives and key employees, we must provide competitive compensation, including cash- and equity-based compensation. Our equity-based incentive awards may contain conditions relating to our stock price performance and our long-term financial performance that make the future value of those awards uncertain. If we reduce, modify or eliminate our equity programs or fail to grant equity competitively or equitably or if the anticipated value of equity-based incentive awards do not materialize or equity-based compensation otherwise ceases to be viewed as a valuable benefit, we may have difficulty attracting and retaining top talent. There may also be a risk that we will be unable to achieve our diversity, equity and inclusion objectives, which could adversely impact our workplace culture and our ability to hire and retain talent, as well damage our reputation with stockholders, customers and other stakeholders. Additionally, changes in immigration policies may impair our ability to recruit and hire technical and professional talent globally. A failure to successfully hire or retain top talent could have a significant impact on our business continuity and operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations. Moreover, as social and economic conditions evolve due to the COVID-19 pandemic, current and prospective employees may seek new or different opportunities based on factors such as benefits, mobility and flexibility that are different from what we offer, making it difficult to attract and retain talent.
Some anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Certain provisions in our certificate of incorporation and bylaws and the Delaware General Corporation Law may discourage, delay or prevent changes of control of HP judged as undesirable by our Board of Directors. These provisions include: authorizing blank check preferred stock, which we could issue with voting, liquidation, dividend and other rights superior to our common stock; limiting the liability of, and providing indemnification to, our directors and officers; specifying that our stockholders may take action only at a duly called annual or special meeting of stockholders and otherwise in accordance with our bylaws and limiting the ability of our stockholders to call special meetings; requiring advance notice of proposals by our stockholders for business to be conducted at stockholder meetings and for nominations of candidates for election to our Board of Directors; and controlling the procedures for our Board of Directors and stockholder meetings, and election, appointment and removal of our directors.
These provisions could deter or delay hostile takeovers, proxy contests and changes in control or our management or limit the opportunity for our stockholders to receive a premium for their shares of our stock.
MACROECONOMIC, INDUSTRY AND FINANCIAL RISKS
Global, regional and local economic weakness and uncertainty could adversely affect our business and financial performance.
Our business and financial performance depend on worldwide economic conditions and the demand for technology products and services in the markets in which we compete. Ongoing economic weakness, uncertainty in markets throughout the world and other adverse economic conditions, including inflation, have resulted, and may result in the future, in decreased net revenue, gross margin, earnings, growth rates or cash flows and in increased expenses and difficulty in managing inventory levels and accurately forecasting revenue, gross margin, cash flows and expenses. Ongoing U.S. federal government spending limits may continue to reduce demand for our products and services from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products and services. Political developments impacting international trade, trade disputes and increased tariffs, particularly between the United States and China, may negatively impact markets and cause weaker macroeconomic conditions or drive political or national sentiment, weakening demand for our products and services.
Prolonged or more severe economic weakness and uncertainty could also cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice. Poor financial performance of asset markets combined with lower interest rates and the adverse effects of fluctuating currency exchange rates could lead to higher pension and post-retirement benefit expenses. Interest and other expenses could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, costs of hedging activities and the fair value of derivative instruments. There is uncertainty regarding the timing of the discontinuation, modification or reform of LIBOR and other interest rate benchmarks and the implementation of alternative reference rates, including the secured overnight financing rate or SOFR. Any such discontinuation, modification or reform could result in an increase in our interest expense or make our interest expense more volatile. Economic downturns also may lead to future restructuring actions and associated expenses.
Due to the international nature of our business, political or economic changes, uncertainty or other factors could harm our business and financial performance.
Approximately 65% of our net revenue for fiscal year 2021 came from outside the United States. In addition, a portion of our business activity is being conducted in emerging markets. Our future business and financial performance could suffer due to a variety of international factors, including:
•ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations, changes or uncertainty in fiscal or monetary policy, actual or anticipated military or political conflicts, health emergencies or pandemics (such as the COVID-19 pandemic) or Brexit and its impact;
•longer collection cycles and financial instability among customers;
•the imposition by governments of additional taxes, tariffs or other restrictions on foreign trade or changes in restrictions on trade between the United States and other countries, including China;
•trade and other policies, laws and regulations affecting production, shipping, pricing and marketing of products, including policies adopted by the United States or other countries that may champion or otherwise favor domestic companies and technologies over foreign competitors or other country localization requirements;
•political or nationalist sentiment impacting global trade, including the willingness of non-U.S. consumers to purchase goods or services from U.S. corporations;
•managing a geographically dispersed workforce and local labor conditions and regulations, including labor issues faced by specific suppliers and Original Equipment Manufacturers (“OEMs”), or changes to immigration and labor law which may adversely impact our access to technical and professional talent;
•changes or uncertainty in the international, national or local regulatory and legal environments, including tax laws and antitrust laws;
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
•compliance with the U.S. Foreign Corrupt Practices Act, U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws, and adverse consequences, such as fines or other penalties, for any failure to comply; and
•fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points for our products and shipments.
The factors described above also could disrupt our product and component manufacturing and key suppliers located outside of the United States and our supply chain. For example, we rely on manufacturers in Taiwan for the production of notebook computers and other suppliers in Asia for product assembly and manufacture.
We are exposed to fluctuations in foreign currency exchange rates, which could adversely impact our results.
Currencies other than the U.S. dollar, including the euro, the British pound, Chinese yuan (renminbi) and the Japanese yen, can have an impact on our results as expressed in U.S. dollars. Global economic events, including trade disputes, economic sanctions and emerging market volatility, and the resulting uncertainty, may cause currencies to fluctuate, which may contribute to variations in sales of our products and services in impacted jurisdictions. Because a majority of our revenues are generated outside the United States, fluctuations in foreign currency exchange rates could adversely affect our net revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and products that include components obtained from suppliers located outside of the United States. From time to time, we may use forward contracts and/or options designated as cash flow hedges to protect against foreign currency exchange rate risks. Our hedging strategies may be ineffective or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. Losses associated with hedging activities also may impact our revenue, financial condition, cash flows and, to a lesser extent, our cost of sales.
Business disruptions could seriously harm our future revenue, cash flows and financial condition and increase our costs and expenses.
Our worldwide operations could be disrupted by earthquakes, telecommunications failures, manufacturing equipment failures, cybersecurity incidents, power or water shortages, natural disasters, fires, extreme weather conditions (whether as a result of climate change or otherwise) such as those described in “Climate change may have a long-term impact on our business” below, medical epidemics or pandemics (such as COVID-19) and other natural or man-made disasters or catastrophic events, for which we are predominantly self-insured. Terrorist acts, conflicts or wars, for which we are predominantly uninsured, may also disrupt our worldwide operations. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue, profitability, cash flows and financial condition, adversely affect our competitive position, increase our costs and expenses, require substantial expenditures and recovery time in order to fully resume operations, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and/or result in the need to impose employee travel restrictions. Our corporate headquarters and a portion of our research and development activities are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations that may be vulnerable to such natural disasters. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products, and primarily in the southwestern United States to import products into North and South America. Our operations and those of our significant suppliers and distributors could be adversely affected if manufacturing, logistics, or other operations in these locations are disrupted for any reason, such as those described above or other economic, business, labor, environmental, public health, regulatory or political reasons. The ultimate impact on us, our significant suppliers, our distributors and our general infrastructure, which may be located near areas more vulnerable to the occurrence of the aforementioned business disruptions and which is consolidated in certain geographical areas, is unknown and remains uncertain. Even if our operations are unaffected or recover quickly, if our customers cannot timely resume their own operations due to a catastrophic event, they may reduce or cancel their orders, or these events could otherwise result in a decrease in demand for our products, which may adversely affect our financial performance.
Climate change may have a long-term impact on our business.
There are inherent climate-related risks wherever our business is conducted. Changes in market dynamics, stakeholder expectations, local, national and international climate change policies, and the frequency and intensity of extreme weather events on critical infrastructure in the United States and abroad, all have the potential to disrupt our business and operations. Such events could result in a significant increase in our costs and expenses and harm our future revenue, cash flows and financial performance. Global climate change is resulting, and may continue to result, in certain natural disasters and adverse weather, such as drought, wildfires, storms, sea-level rise, and flooding, occurring more frequently or with greater intensity, which could cause business disruptions and impact employees’ abilities to commute or to work from home effectively. For example, the increasing intensity of droughts, wildfires or extreme weather conditions at our office locations increase the probability of planned power outages. Government failure to address climate change in line with the Paris Agreement could result in greater exposure to economic and other risks from climate change and impact our ability to achieve our climate goals. In addition, failure or perception of failure to achieve our goals (including as a result of governmental inaction) with respect to reducing our impact on the environment or perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change could lead to adverse publicity, resulting in an adverse effect on our business or damage to our reputation.
Failure to maintain our credit ratings could adversely affect our liquidity, capital position, borrowing costs and access to capital markets.
Our credit risk is evaluated by the major independent rating agencies. Past downgrades of Hewlett-Packard Company’s ratings increased the cost of borrowing under our credit facilities and reduced market capacity for our commercial paper. Future downgrades could have the same effect, and could also require the posting of additional collateral under some of our derivative contracts. We cannot be assured that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may impact us in a similar manner and may have a negative impact on our liquidity, capital position and access to capital markets.
Our debt obligations could adversely affect our business and financial condition.
In addition to our current total debt, we may also incur additional indebtedness in the future. Our debt level and related debt service obligations could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, and reducing funds available for working capital, capital expenditures, dividend repayments, acquisitions, and other general corporate purposes. Our indebtedness increases our vulnerability to general adverse economic and industry conditions. We may also be required to raise additional financing for working capital, capital expenditures, debt service obligations, debt refinancing, future acquisitions or for other general corporate purposes, which will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control, and could be adversely impacted by our debt level. Consequently, we may not be able to obtain additional financing or refinancing on terms acceptable to us, or at all, which could adversely impact our ability to service our outstanding indebtedness or to repay our outstanding indebtedness as it becomes due and could adversely impact our business and financial condition.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.
We have adopted a share repurchase program under which we are authorized to repurchase our common stock. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares under our share repurchase program. Our repurchase program may be suspended or terminated at any time. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value. Also, the amount, timing, and execution of our share repurchase program may fluctuate based on our priorities for the use of cash for other purposes and because of changes in cash flows, tax laws, and the market price of our common stock.
We make estimates and assumptions in connection with the preparation of our Consolidated Financial Statements, and any changes to those estimates and assumptions could adversely affect our results of operations.
In connection with the preparation of our Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. For example, we make significant estimates and assumptions when accounting for revenue recognition, taxes on earnings and restructuring and other charges. In addition, as discussed in Note 14 to the Consolidated Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. We also estimate sales and marketing program incentives based on a number of factors including historical experience, expected customer behavior and market conditions. These estimates and assumptions are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations and financial condition.
LEGAL AND REGULATORY RISKS
Our business is subject to various federal, state, local and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations and cash flows.
We are subject to various federal, state, local and foreign laws and regulations. There can be no assurance that such laws and regulations will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or increased restrictions or prohibiting them outright. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations, and product repairability, reuse and take-back legislation. In addition, there are existing and proposed legislation related to environmental and social responsibility for our operations, supply chain partners, and our products and services. Noncompliance with these laws and regulations could result in substantial costs or other penalties, which may include restrictions on our products entering certain jurisdictions. We could also face significant compliance and operational burdens and incur significant costs in our efforts to comply with or rectify non-compliance with these laws or regulations, such as privacy regulations. In addition, these laws or regulations could result in loss of market access or limit offerings in those markets. Such burdens or costs may result in an adverse effect on our financial condition and results of operations. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims and clean-up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs to comply with environmental laws are difficult to predict. Moreover, we are expected to become increasingly subject to laws, regulations and international treaties relating to climate change, such as carbon pricing or product energy efficiency requirements. As these new laws, regulations, treaties and similar initiatives and programs are adopted and implemented, we will be required to comply or potentially face market access limitations or other sanctions, including fines.
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
Failure to comply with our customer and partner contracts or government contracting regulations could adversely affect our business and financial performance.
Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, provincial and local governmental customers are subject to procurement regulations, contract provisions and other specific requirements relating to their formation, administration and performance. Any failure by us to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Such failures could also cause reputational damage to our business and affect our ability to compete for new contracts. Additionally, some of our agreements with governmental customers may be subject to periodic funding approval. Funding reductions or delays could adversely impact public sector demand for our products and services. If our customer contracts are terminated, if we are suspended or disbarred from government work, or if our ability to compete for new contracts is adversely affected, our financial performance could suffer. Our partner contracts also contain terms relating to new partner business models and tools creation that could raise issues for which laws or regulations are currently changing or emerging. This could affect us in ways that are not currently fully known or measurable.
Changes in our tax provisions, adverse tax audits, the adoption of new tax legislation, or exposure to additional tax liabilities could have a material impact on our financial performance.
We are subject to income and other taxes in the United States and approximately 60 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that the positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, and our positions may not be fully sustained on examination by the relevant tax authorities. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, and, we believe we have provided adequate reserves for all tax deficiencies or reductions in tax benefits that could reasonably result from an audit. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our domestic operations, including the allocation of income among different jurisdictions, intercompany transactions, pension and related interest. We adjust our uncertain tax positions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular audit. Determining the appropriate provision for potential deficiencies or reductions in in tax benefits that could reasonably result from an audit requires management judgments and estimates, and income tax audits are inherently unpredictable. We may not accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision, net income and cash flows.

Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or in their interpretation or enforcement. In addition, changes in tax law and regulation in the U.S. or elsewhere could significantly impact our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. For example, the U.S. Congress has advanced a variety of tax legislation proposals, and while the final form of any legislation is uncertain, the current proposals, if enacted, could have a material effect on the Company’s effective tax rate. Our effective tax rate could also be materially affected by the Organization for Economic Co-operation and Development’s, the European Commission’s and other certain major jurisdictions’ heightened interest in and taxation of large multi-national companies.
RISKS RELATED TO THE SEPARATION
We or Hewlett Packard Enterprise may fail to perform under the transaction agreements executed as part of the Separation.
In connection with the Separation, we and Hewlett Packard Enterprise entered a separation and distribution agreement and various other agreements. The separation and distribution agreement provides for cross-indemnities between HP and Hewlett Packard Enterprise for liabilities allocated to the respective party pursuant to the terms of such agreement. If Hewlett Packard Enterprise or its successor entities (including spun off businesses to which obligations have been transferred) are unable to satisfy their obligations under these agreements, we could incur operational difficulties or losses that could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 2. Properties.
As of October 31, 2021, we owned or leased approximately 18.0 million square feet of space worldwide, a summary of which is provided below.

	Fiscal year ended October 31, 2021
	Owned	Leased	Total
	(square feet in millions)
Administration and support	2.0	6.3	8.3
(Percentage)	24%	76%	100%
Core data centers, manufacturing plants, research and development facilities and warehouse operations	2.3	5.8	8.1
(Percentage)	28%	72%	100%
Total(1)	4.3	12.1	16.4
(Percentage)	26%	74%	100%
(1)Excludes 1.6 million square feet of vacated space, of which 1.3 million square feet is leased to third parties.
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
Headquarters of Geographic Operations
The locations of our geographic headquarters are as follows:

Americas	Europe, Middle East, Africa	Asia Pacific
Palo Alto, United States	Geneva, Switzerland	Singapore
Product Development and Manufacturing
The locations of our major product development, manufacturing, data centers and HP Labs facilities are as follows:

Americas United States—Corvallis, San Diego, Boise, Vancouver, Spring, Fort Collins, Fountain Valley, Aguadilla, Puerto Rico	Europe, Middle East, Africa Israel—Kiryat-Gat, Rehovot, Netanya Spain—Barcelona
Asia Pacific China—Weihai, Chongqing, Shanghai India—Bangalore Malaysia—Penang Singapore—Singapore South Korea—Suwon Taiwan—Taipei	Technology office (HP Labs) United Kingdom—Bristol United States—Palo Alto United States—Corvallis
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
For information about dividends, see “Consolidated Statements of Stockholders’ Deficit” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
As of November 30, 2021, there were approximately 53,907 stockholders of record.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities in fiscal year 2021.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Period
August 2021	17,388	$29.08	17,388	$7,680,048
September 2021	25,960	$28.68	25,960	$6,935,480
October 2021	17,667	$28.47	17,667	$6,432,546
Total	61,015		61,015
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On February 22, 2020, HP’s Board of Directors increased HP’s remaining share repurchase authorization to $15.0 billion in total. HP intends to repurchase shares opportunistically as part of a robust share repurchase program. HP intends to continue repurchase of shares at an elevated level of at least $4.0 billion in fiscal year 2022. All share repurchases settled in the fourth quarter of fiscal year 2021 were open market transactions. As of October 31, 2021, HP had approximately $6.4 billion remaining under the share repurchase authorizations.
Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total stockholder return assuming the investment of $100 at the market close on October 31, 2016 (and the reinvestment of dividends thereafter) in each of HP common stock, the S&P 500 Index, and the S&P

Information Technology Index. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

$400
$350
$300
$250
$200
$150
$100
$50
10/2016
10/2017
10/2018
10/2019
10/2020
10/2021
HP Inc.
S&P 500 Index
S&P Information Technology Index

	10/16	10/17	10/18	10/19	10/20	10/21
HP Inc.	$100.00	$153.29	$175.88	$130.66	$140.13	$243.29
S&P 500 Index	$100.00	$123.62	$132.69	$151.69	$166.40	$237.77
S&P Information Technology Index	$100.00	$138.96	$156.05	$191.30	$257.25	$377.96

ITEM 6. [Reserved].
Data responsive to Item 6 have not been presented in accordance with amendments to Item 301 of Regulation S-K.

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
•Results of Operations. This section discusses the results of operations for the fiscal year ended October 31, 2021 compared to the fiscal year ended October 31, 2020. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment. For a discussion of the fiscal year ended October 31, 2020 compared to the fiscal year ended October 31, 2019, please refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
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
•In Personal Systems, our strategic focus is on profitable growth through innovation and market segmentation. This focus is with respect to enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes. Additionally, we are investing in endpoint services and solutions. We are focused on services, including Device as a Service, as the market begins to shift to contractual solutions, and accelerating in attractive adjacencies such as peripherals. We are driving innovation to enable productivity and collaboration with the PC becoming essential for hybrid work, learn and play. We believe that we are well positioned due to our competitive product lineup along with our recent acquisitions in peripherals and remote-computing solutions.
•In Printing, our strategic focus is on offering contractual solutions to serve consumers, SMBs and large enterprises through our Instant Ink Services, HP+ and Managed Print Services solutions, providing digital printing solutions for graphics segments and applications including commercial publishing, labels, packaging and textiles as well as expanding our footprint in 3D printing across digital manufacturing and strategic applications.
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
•In Personal Systems, we face challenges with industry component availability which we expect to continue to negatively impact our ability to meet demand at least in the short-term, and a competitive environment.
•In Printing, we face challenges from a competitive environment, including non-original supplies (which includes imitation, refill, or remanufactured alternatives), and we face component constraints and other supply chain disruptions particularly in printer hardware which we expect to continue to negatively impact our ability to meet demand at least in the short-term. We also obtain many Printing components from single source due to technology, availability, price, quality or other considerations. For instance, we source the majority of our A4 and a portion of our A3 portfolio of laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement.
In fiscal year 2022, we expect to see continued demand for both Personal Systems and Printing. We also anticipate that component shortages, manufacturing disruptions and logistics challenges will continue to impact our revenues and margins.
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
To address these challenges, we continue to pursue innovation with a view towards developing new products and services aligned with generating market demand and meeting the needs of our customers and partners. In addition, we continue to work on improving our operations and adapting our business models, with a particular focus on enhancing our end-to-end processes, analytics and efficiencies. We also continue to work on optimizing our sales coverage models, aligning our sales incentives with our strategic goals, improving channel execution and inventory, production and backlog management, strengthening our capabilities in our areas of strategic focus, strengthening our pricing discipline, and developing and capitalizing on market opportunities.
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
In the second year of our program, we continued to look at new cost savings opportunities and remained ahead of our $1.2 billion gross run rate structural cost reduction plan. In the third quarter of fiscal year 2021, we completed the initial deployment of our SAP S/4 HANA system, one of the largest ERP implementations. Also, as part of our end-to-end business planning and forecasting efforts, we went live with our new cloud-based platform which we believe will improve our forecasting agility as part of our digital transformation. Further, our hybrid work strategy has enabled us to accelerate our location strategy while providing a more flexible workspace. Going forward we are enabling HP’s hybrid work strategy by modernizing our sites to be critical hubs for collaboration and innovation. This will also deliver savings in our real estate portfolio. For more information on our Fiscal 2020 Plan, see Note 3, “Restructuring and Other Charges”, to the Consolidated Financial Statements in Item 8 of Part II of this report, which is incorporated herein by reference.
We typically experience higher net revenues in our fourth quarter compared to other quarters in our fiscal year due in part to seasonal holiday demand. Historical seasonal patterns may not continue in the future and have been impacted by increasing supply constraints, shifts in customer behavior and the evolving impacts of the COVID-19 pandemic.
Our COVID-19 Response
We continue to closely monitor the COVID-19 pandemic, including its resurgence in key markets. We will continue promoting the health, safety, and well-being of workers and their loved ones. In response to the COVID-19 pandemic, we have established a cross-functional COVID-19 program management office that reviews the latest data from our business and site leaders and identifies and addresses emerging risks and issues, and we have put in place global policies and protocols based on guidance from healthcare experts and public health leaders, which we continue to review and update. We balance our company-wide approach by assessing risk and adjusting our response at the site level, taking into consideration each country's or area's COVID-19 case trends and related measures. We have commenced a phased approach to returning our employees onsite, which included modifications to certain of our facilities as we adapt to a hybrid work environment.
The business impact of the COVID-19 pandemic has created new and different demand dynamics in the market. Our Personal Systems business benefited from the remote working and learning environment, including growth in gaming. We saw continued strong demand in Consumer PCs and mix shifts from low end to premium products in Commercial PCs in the second half of fiscal year 2021.We had seen a strong Chromebook demand in first half of the year. In Printing, Consumer print demand remained strong, and Commercial print is expected to continue its gradual improvement as more offices reopen. Also, favorable pricing including historically low promotions and incentives have contributed positively towards average selling prices (“ASPs”) and gross margin in both Personal Systems and Printing. We estimate sales and marketing program incentives based on a number of factors like historical experience, expected customer behavior and market conditions. These estimates have been and may continue to be impacted by lower-than-expected incentives due to increased supply constraints, shifts in customer behavior and the evolving impact of the COVID-19 pandemic. Demand fulfillment has been and is expected to continue to be impacted by industry wide commodity and component constraints primarily integrated circuits and panels, manufacturing disruptions in Asia and logistics challenges globally, at least in short-term.
As the COVID-19 pandemic continues and new variants of the virus emerge, we are seeing a resurgence of the pandemic in key markets. We have and may experience future disruptions in supply, manufacturing and logistics, including in Asia, and with our suppliers and outsourcing partners. The full extent of the impact of the COVID-19 pandemic on our business, results of operations, cash flows and financial position will depend on many factors that are not within our control, including, but not limited to: the severity, duration and scope of the pandemic, including the impact of coronavirus mutations and resurgences; the effectiveness of actions taken to contain or mitigate the pandemic and prevent or limit any reoccurrence; the development, availability and public acceptance of effective treatments or vaccines; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.

Unsolicited Exchange Offer in Fiscal Year 2020
On March 2, 2020, Xerox Holdings Corporation (“Xerox”) commenced an unsolicited exchange offer for all outstanding shares of HP’s common stock (the “Offer”). Xerox had also previously nominated candidates for election to HP’s Board of

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Directors at HP’s 2020 annual meeting of stockholders. On March 31, 2020, Xerox announced that the Offer had been terminated and subsequently withdrew its slate of director nominees. In order to respond to Xerox’s actions, HP incurred certain costs during the fiscal year ended October 31, 2020.
Oracle Corporation (“Oracle”) Litigation proceeds
On October 12, 2021, Oracle paid approximately $4.65 billion, to satisfy the judgment with interest, related to the litigation in connection with Oracle’s discontinuation of software support for former Hewlett-Packard Company’s Itanium-based line of mission-critical servers. The net proceeds from the judgement are being shared equally between HP and Hewlett Packard Enterprise pursuant to the terms of the separation and distribution agreement. For more information, see Note 14, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8 of Part II of this report, which is incorporated herein by reference.

For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part I in this Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
General
The Consolidated Financial Statements of HP are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. As of October 31, 2021, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of HP’s Board of Directors. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.
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
Retirement and Post-Retirement Benefits
Our pension and other post-retirement benefit costs and obligations depend on various assumptions. Our major assumptions relate primarily to discount rates, mortality rates, expected increases in compensation levels and the expected long-term return on plan assets. The discount rate assumption is based on current investment yields of high-quality fixed-income securities with maturities similar to the expected benefits payment period. Mortality rates help predict the expected life of plan participants and are based on a historical demographic study of the plan. The expected increase in the compensation levels assumption reflects our long-term actual experience and future expectations. The expected long-term return on plan assets is determined based on asset allocations, historical portfolio results, historical asset correlations and management’s expected returns for each asset class. We evaluate our expected return assumptions annually including reviewing current capital market assumptions to assess the reasonableness of the expected long-term return on plan assets. In any fiscal year, significant differences may arise between the actual return and the expected long-term return on plan assets. Historically, differences between the actual return and expected long-term return on plan assets have resulted from changes in target or actual asset allocation, short-term performance relative to expected long-term performance, and to a lesser extent, differences between target and actual investment allocations, the timing of benefit payments compared to expectations, and the use of derivatives intended to effect asset allocation changes or hedge certain investment or liability exposures. For the recognition of net periodic benefit (credit) cost, the calculation of the expected long-term return on plan assets uses the fair value of plan assets as of the beginning of the fiscal year unless updated as a result of interim re-measurement.
Our major assumptions vary by plan, and the weighted-average rates used are set forth in Note 4, “Retirement and Post-Retirement Benefit Plans” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. The following table provides the impact a change of 25 basis points in each of the weighted-average assumptions of the discount

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

rate, expected increase in compensation levels and expected long-term return on plan assets would have had on our net periodic benefit (credit) cost for fiscal year 2021:

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
We are subject to income taxes in the United States and approximately 60 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, and our positions may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our domestic operations, including the allocation of income among different jurisdictions, intercompany transactions, pension and related interest. We adjust our uncertain tax positions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular audit. Determining the appropriate provision for potential deficiencies or reductions in tax benefits that could reasonably result from an audit requires management judgments and estimates, and income tax audits are inherently unpredictable. We may not accurately predict the outcomes of these audits, and the amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our provision for taxes, net earnings and cash flows. For a further discussion on taxes on earnings, refer to Note 6, “Taxes on Earnings” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Inventory
We state our inventory at the lower of cost or market on a first-in, first-out basis. We make adjustments to reduce the cost of inventory to its net realizable value at the product group level for estimated excess or obsolescence considering judgments related to future demand and market conditions, along with the impact of COVID-19. Factors influencing these adjustments include changes in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues.

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
Loss Contingencies
We are involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property (“IP”), commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events, pertaining to a particular case. Pursuant to the separation and distribution agreement, we share responsibility with Hewlett Packard Enterprise for certain matters, as discussed in Note 14, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, and Hewlett Packard Enterprise has agreed to indemnify us in whole or in part with respect to certain matters. Based on our experience, we believe that any damage amounts claimed in the specific litigation and contingencies matters further discussed in Note 14, “Litigation and Contingencies”, are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2021, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in our financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 1, “Overview and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
RESULTS OF OPERATIONS
Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our net revenue growth has been impacted, and we expect it will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year percentage change in net revenue with the year-over-year percentage change in net revenue on a constant currency basis, which excludes the effect of foreign currency

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

exchange fluctuations calculated by translating current period revenues using monthly exchange rates from the comparative period and excluding any hedging impact recognized in the current period, and does not adjust for any repricing or demand impacts from changes in foreign currency exchange rates. This information is provided so that net revenue can be viewed with and without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our net revenue results and trends, as management does not believe that the excluded items are reflective of ongoing operating results. The constant currency measures are provided in addition to, and not as a substitute for, the year-over-year percentage change in net revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31
	2021		2020		2019
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$63,487	100.0%	$56,639	100.0%	$58,756	100.0%
Cost of revenue	50,070	78.9%	46,202	81.6%	47,586	81.0%
Gross profit	13,417	21.1%	10,437	18.4%	11,170	19.0%
Research and development	1,907	3.0%	1,478	2.6%	1,499	2.6%
Selling, general and administrative	5,741	9.0%	4,906	8.6%	5,368	9.1%
Restructuring and other charges	245	0.4%	462	0.9%	275	0.4%
Acquisition-related charges	68	0.1%	16	—%	35	0.1%
Amortization of intangible assets	154	0.2%	113	0.2%	116	0.2%
Earnings from operations	5,302	8.4%	3,462	6.1%	3,877	6.6%
Interest and other, net	2,209	3.4%	(231)	(0.4)%	(1,354)	(2.3)%
Earnings before taxes	7,511	11.8%	3,231	5.7%	2,523	4.3%
(Provision for) benefit from taxes	(1,008)	(1.6)%	(387)	(0.7)%	629	1.1%
Net earnings	$6,503	10.2%	$2,844	5.0%	$3,152	5.4%

Net Revenue
In fiscal year 2021, total net revenue increased 12.1% (increased 10.2% on a constant currency basis) as compared to the prior-year period. Net revenue from the United States increased 11.0% to $22.4 billion, and outside of the United States increased 12.7% to $41.1 billion. The increase in net revenue was primarily driven by growth in Notebooks, Supplies, Consumer and Commercial Printing, and favorable foreign currency impacts, partially offset by decline in Desktops. The increase in net revenue is due to strong demand and higher ASPs driven by work from home and remote learning.
A detailed discussion of the factors contributing to the changes in segment net revenue is included under “Segment Information” below.
Gross Margin
For fiscal year 2021, gross margin increased by 2.7 percentage points, primarily driven by favorable pricing including lower promotions and favorable foreign currency impacts, partially offset by higher costs including commodity costs. A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense increased 29.0% in fiscal year 2021, primarily due to continuing investments in innovation and key growth initiatives and higher variable compensation.
Selling, General and Administrative (“SG&A”)
SG&A expense increased 17.0% in fiscal year 2021, primarily driven by go-to-market initiatives and higher variable compensation.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Restructuring and other Charges
Restructuring and other charges relate primarily to the Fiscal 2020 Plan. For more information, see Note 3, “Restructuring and Other Charges”, to the Consolidated Financial Statements in Item 8 of Part II of this report, which is incorporated herein by reference.
Acquisition-related Charges
Acquisition-related charges relate primarily to third-party professional and legal fees, and integration-related costs, as well as fair value adjustments of certain acquired assets such as inventory. Acquisition-related charges increased by $52 million in the fiscal year 2021, primarily due to recent acquisitions.
Amortization of Intangible Assets
Amortization of intangible assets relates primarily to intangible assets resulting from acquisitions. Amortization of Intangible assets increased by $41 million in the fiscal year 2021, primarily due to recent acquisitions.
Interest and Other, Net
Interest and other, net for the fiscal year 2021 was net gain as compared to a net expense in the fiscal year 2020, primarily due to gain from one-time Oracle litigation proceeds of $2.3 billion, impact from defined benefit plan settlements, partially offset by lower Net Periodic Post-retirement Benefit Credit. For more information, see Note 7, “Supplementary Financial Information”, to the Consolidated Financial Statements in Item 8 of Part II of this report, which is incorporated herein by reference.
Provision for taxes
Our effective tax rate was 13.4% in fiscal year 2021. In fiscal year 2021, our effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to changes in valuation allowances and favorable tax rates associated with certain earnings in lower-tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that had the most significant impact on our effective tax rate in the periods presented were Puerto Rico, Singapore, and Malaysia.
For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 21% in fiscal year 2021, and further explanation of our provision for income taxes, see Note 6, “Taxes on Earnings” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
In fiscal year 2021, we recorded $9 million of net income tax charges related to discrete items in the provision for taxes. This amount included income tax charges of $533 million related to the Oracle litigation proceeds, $15 million of uncertain tax position charges, and $9 million of other net tax charges. These charges were partially offset by income tax benefits of $393 million related to changes in valuation allowances, $89 million of tax effects related to internal reorganization, $50 million related to restructuring charges, and $16 million related to the filing of tax returns in various jurisdictions.

Segment Information
A description of the products and services for each segment can be found in Note 2, “Segment Information,” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.
Personal Systems

	For the fiscal years ended October 31
	2021	2020	2019
	Dollars in millions
Net revenue	$43,359	$38,997	$38,694
Earnings from operations	$3,101	$2,312	$1,898
Earnings from operations as a % of net revenue	7.2%	5.9%	4.9%

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The components of net revenue and the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue			Weighted Net Revenue Change Percentage Points(1)
	2021	2020	2019	2021	2020
	In millions
Notebooks	$30,522	$25,766	$22,928	12.2	7.3
Desktops	9,381	9,806	12,046	(1.1)	(5.8)
Workstations	1,669	1,816	2,389	(0.4)	(1.5)
Other	1,787	1,609	1,331	0.5	0.8
Total Personal Systems	$43,359	$38,997	$38,694	11.2	0.8
(1) Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Fiscal Year 2021 compared with Fiscal Year 2020
Personal Systems net revenue increased 11.2% (increased 8.8% on a constant currency basis) in fiscal year 2021 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks and favorable foreign currency impacts, partially offset by decline in Desktops. The net revenue increase was driven by 9.8% increase in unit volume and 1.3% increase in ASPs. The increase in unit volume was primarily due to growth in Notebooks resulting from strong demand driven by work from home, remote learning and gaming, partially offset by decline in Desktops. Also, industry-wide supply chain constraints limited unit growth during the fiscal year 2021. The increase in ASPs was primarily due to favorable pricing including lower promotions and favorable foreign currency impacts, partially offset by mix shifts.
Consumer PCs revenue increased 19.9% driven by unit growth in Notebooks and Desktops and higher ASPs. Commercial revenue increased 6.4% primarily driven by unit growth in Notebooks, partially offset by lower ASPs driven by higher Chromebook mix and unit declines in Desktops.
Consequently, net revenue increased 18.5% in Notebooks and decreased 4.3% in Desktops and 8.1% in Workstations.
Personal Systems earnings from operations as a percentage of net revenue increased by 1.3 percentage points. The increase was primarily due to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of revenue. The increase in gross margin was primarily due to favorable pricing including lower promotions and favorable foreign currency impacts, partially offset by higher commodity and logistics costs. Operating expenses as a percentage of revenue increased by 0.7 percentage points primarily due to R&D investments in innovation, go-to-market initiatives and higher variable compensation.

Printing

	For the fiscal years ended October 31
	2021	2020	2019
	Dollars in millions
Net revenue	$20,128	$17,641	$20,066
Earnings from operations	$3,636	$2,495	$3,202
Earnings from operations as a % of net revenue	18.1%	14.1%	16.0%

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The components of the net revenue and weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue			Weighted Net Revenue Change Percentage Points(1)
	2021	2020	2019	2021	2020
	In millions
Supplies	$12,632	$11,586	$12,921	5.9	(6.7)
Commercial	4,209	3,539	4,612	3.8	(5.3)
Consumer	3,287	2,516	2,533	4.4	(0.1)
Total Printing	$20,128	$17,641	$20,066	14.1	(12.1)
 (1) Weighted Net Revenue Change Percentage Points measures the contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior period by total segment revenue for the prior-year period.

Fiscal Year 2021 compared with Fiscal Year 2020
Printing net revenue increased 14.1% (increased 13.2% on a constant currency basis) for fiscal year 2021 as compared to the prior-year period. The growth in net revenue was primarily driven by a growth in Supplies, Consumer and Commercial. Net revenue for Supplies increased 9.0% as compared to the prior-year period, primarily driven by favorable pricing including lower promotions and improvement in enterprise and SMB demand. Printer ASPs increased 26.2% and printer unit volume increased 3.0% as compared to the prior-year period. Printer ASPs increased primarily due to favorable pricing including lower promotions. The increase in printer unit volume was driven by both Consumer and Commercial. While there has been unit growth compared to prior-year period, we continue to experience supply chain constraints, including component shortages, which limited growth during fiscal year 2021.
Net revenue for Commercial increased 18.9% as compared to the prior-year period, due to a 7.6% increase in printer unit volume and a 20.4% increase in ASPs. The printer unit volume increased due to improved demand as compared to prior-year period which was impacted by COVID-19. The increase in ASPs was primarily driven by favorable pricing and mix shifts.
Net revenue for Consumer increased 30.6% as compared to the prior-year period, due to a 27.4% increase in ASPs and a 2.4% increase in printer unit volume. The increase in ASPs was primarily driven by favorable pricing. The printer unit volume increased due to strong demand from remote working and learning.
Printing earnings from operations as a percentage of net revenue increased by 4.0 percentage points for the fiscal year 2021 as compared to the prior-year period, primarily due to increase in gross margin driven by favorable pricing including lower promotions, partially offset by mix shifts. Operating expenses as a percentage of revenue remained flat.

Corporate Investments
The loss from operations in Corporate Investments for the fiscal year 2021 was primarily due to expenses associated with our incubation projects and investments in digital enablement.

LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. While the impacts from the COVID-19 pandemic were originally expected to be temporary, however, with the emergence of new variants, there remains uncertainty around the extent and duration of the pandemic and how our liquidity and working capital needs may be impacted in the future periods as a result. We believe that current cash, cash flow from operating activities, new borrowings, available commercial paper authorization and the credit facilities will be sufficient to meet HP’s operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and post-retirement funding requirements, authorized share repurchases and annual dividend payments for the foreseeable future. Additionally, if suitable acquisition opportunities arise, the Company may obtain all or a portion of the required financing through additional borrowings. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A and market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A, which are incorporated herein by reference.
During the fiscal year 2021, HP completed four acquisitions with a combined purchase price of $854 million, net of cash acquired, of which $400 million was recorded as goodwill and $385 million as intangible assets related to these acquisitions. For more information, see Note 18, “Acquisitions”, to the Consolidated Financial Statements in Item 8 of Part II of this report, which is incorporated herein by reference.

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
Liquidity
 Our cash and cash equivalents, marketable debt securities and total debt were as follows:

	As of October 31
	2021	2020	2019
	In billions
Cash and cash equivalents	$4.3	$4.9	$4.5
Marketable debt securities(1)	$—	$0.3	$—
Total debt	$7.5	$6.2	$5.1
(1)Includes highly liquid U.S. treasury notes, U.S. agency securities, non-U.S. government bonds, corporate debt securities, money market and other funds. We classify these investments within Other current assets in Consolidated Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.
Our key cash flow metrics were as follows:

	For the fiscal years ended October 31
	2021	2020	2019
	In millions
Net cash provided by operating activities	$6,409	$4,316	$4,654
Net cash used in investing activities	(1,012)	(1,016)	(438)
Net cash used in financing activities	(5,962)	(2,973)	(4,845)
Net (decrease) increase in cash and cash equivalents	$(565)	$327	$(629)
Operating Activities
Net cash provided by operating activities increased by $2.1 billion for fiscal year 2021 as compared to fiscal year 2020, primarily due to higher earnings from operation including net gain from the one-time Oracle litigation proceeds of $1.8 billion, partially offset by higher cash utilized in working capital activities as a result of changes in demand dynamics and supply chain constraints due to COVID-19.
Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. The table below presents the cash conversion cycle:

	As of October 31
	2021	2020	2019
Days of sales outstanding in accounts receivable (“DSO”)	30	32	35
Days of supply in inventory (“DOS”)	53	43	41
Days of purchases outstanding in accounts payable (“DPO”)	(108)	(105)	(107)
Cash conversion cycle	(25)	(30)	(31)
The cash conversion cycle is the sum of days of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, macro-economic factors, seasonal trends and the timing of revenue recognition and inventory purchases within the period.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for credit losses, by a 90-day average of net revenue. The decrease in DSO as compared to prior-year period, was due to strong collections and favorable revenue linearity.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. The increase in DOS as compared to prior-year period, was primarily due to higher strategic buys to better assure supply of commodities in Personal Systems and recovering Printing inventory from the impacts of COVID-19.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. The decrease in DPO compared to prior-year period, was primarily due to higher commodity costs, partially offset by working capital management activities.
Investing Activities
Net cash used in investing activities remained flat for fiscal year 2021 as compared to fiscal year 2020, primarily due to decrease in investments of $0.6 billion and collateral related to derivative instruments of $0.3 billion, partially offset by higher net payments for acquisitions of $0.9 billion.
Financing Activities
Net cash used in financing activities increased by $3.0 billion in fiscal year 2021 compared to fiscal year 2020, primarily due to higher share repurchases of $3.1 billion and lower proceeds from debt issuance of $1.0 billion, partially offset by lower payment of debt of $0.6 billion and higher proceeds from commercial paper of $0.4 billion.
Share Repurchases and Dividends
In fiscal year 2021, HP returned $7.2 billion to the shareholders in the form of share repurchases of $6.3 billion and cash dividends of $0.9 billion. As of October 31, 2021, HP had approximately $6.4 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors. HP intends to continue to repurchase shares at an elevated level of at least $4.0 billion in fiscal year 2022.
For more information on our share repurchases, see Note 12, “Stockholders’ Deficit”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Capital Resources
Debt Levels

	As of October 31
	2021	2020	2019
	Dollars in millions
Short-term debt	$1,106	$674	$357
Long-term debt	$6,386	$5,543	$4,780
Weighted-average interest rate	3.1%	3.9%	4.6%
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted leverage ratio.
Short-term debt increased by $0.4 billion and long-term debt increased by $0.8 billion for fiscal year 2021 as compared to fiscal year 2020. The net increase in total debt was primarily due to issuance of unsecured senior debt in June 2021 amounting to $2.0 billion and commercial paper of $0.4 billion issued in September 2021, which was, partially offset by payment of $1.0 billion in July 2021, towards redemption of existing notes maturing in September and December 2021.
Our weighted-average interest rate reflects the effective interest rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 10, “Financial Instruments” in the Consolidated Financial Statements and notes thereto in Item 8, “Financial Statements and Supplementary Data”, which is incorporated herein by reference.
On May 26, 2021, we entered into a new $5.0 billion 5-year sustainability-linked senior unsecured committed revolving credit facility (the ‘New Revolving Facility”) which will be available until May 26, 2026. Commitment fees, interest rates and other terms of borrowing under the New Revolving Facility vary based on HP’s external credit ratings and certain sustainability metrics.
As of October 31, 2021, we continue to maintain the New Revolving Facility. Funds borrowed under the New Revolving Facility may be used for general corporate purposes.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

On June 16, 2021, we issued $2.0 billion in aggregate principal amount of senior notes across various maturities. We used approximately $1.0 billion of the proceeds from such issuance to fund the redemption of existing notes maturing in September and December 2021. For more information on the new notes and the redemption of existing notes, see Note 11, “Borrowings”, to the Consolidated Financial Statements in Item 8 of Part II of this report, which is incorporated herein by reference.
Available Borrowing Resources
As of October 31, 2021, we had available borrowing resources of $579 million from uncommitted lines of credit in addition to the New Revolving Facility.
The amendment to our 2019 Shelf Registration Statement to convert to a non-automatic shelf registration statement was declared effective by the SEC on February 25, 2021 and enables us to offer for sale, from time to time, in one or more offerings, $5.0 billion, in the aggregate, of debt securities, common stock, preferred stock, depository shares and warrants.
For more information on our borrowings, see Note 11, “Borrowings”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Credit Ratings
Our credit risk is evaluated by major independent rating agencies based upon publicly available information as well as information they obtain during our ongoing discussions. While we currently do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, a downgrade from our current credit rating may increase the cost of borrowing under our credit facility, reduce market capacity for our commercial paper, require the posting of additional collateral under some of our derivative contracts and may have a negative impact on our liquidity and capital position, depending on the extent of such downgrade. We can access alternative sources of funding, including drawdowns under our credit facility, if necessary, to offset potential reductions in the market capacity for our commercial paper.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS
Our contractual and other obligations as of October 31, 2021, were as follows:

		Payments Due by Period
	Total	Short-term	Long-term
	In millions
Principal payments on debt(1)	$7,550	$1,099	$6,451
Interest payments on debt(2)	2,335	239	2,096
Purchase obligations(3)	6,940	2,642	4,298
Operating lease obligations	1,381	382	999
Finance lease obligations	24	10	14
Total(4)(5)(6)	$18,230	$4,372	$13,858
(1)Amounts represent the principal cash payments relating to our short-term and long-term debt and do not include any fair value adjustments, discounts or premiums.
(2)Amounts represent the expected interest payments relating to our short-term and long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of changing fixed interest rates associated with some of our U.S. Dollar Global Notes to variable interest rates. The impact of our outstanding interest rate swaps at October 31, 2021 was factored into the calculation of the future interest payments on debt.
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
(4)Retirement and Post-Retirement Benefit Plan Contributions. In fiscal year 2022, we expect to contribute approximately $44 million to non-U.S. pension plans, $36 million to cover benefit payments to U.S. non-qualified plan participants and $4 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution required by local government, funding and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(5)Cost Savings Plans. As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.3 billion. We expect to make future cash payments of $0.2 billion in fiscal year 2022 with remaining cash payments through fiscal year 2023. These payments have been excluded from the contractual obligations table because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(6)Uncertain Tax Positions. As of October 31, 2021, we had approximately $584 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, “Taxes on Earnings”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in over 40 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal year 2021 were the Euro, Chinese yuan renminbi, the Japanese yen and the British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
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
We have performed sensitivity analyses as of October 31, 2021 and 2020, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2021 and 2020. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $168 million and $77 million at October 31, 2021 and October 31, 2020, respectively.
Interest rate risk
We also are exposed to interest rate risk related to debt we have issued and our investment portfolio.
We issue long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing. We may use interest rate and/or currency swaps to modify the market risk exposures in connection with the debt to achieve a floating interest expense. The swap transactions generally involve the exchange of fixed for floating interest payments. However, we may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if we believe a larger proportion of fixed-rate debt would be beneficial.
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
We have performed sensitivity analyses as of October 31, 2021 and 2020, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2021 and 2020. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would have resulted in a loss in the fair values of our debt and investments, net of interest rate swaps, of $73 million at October 31, 2021 and $36 million at October 31, 2020.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HP Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HP Inc. and subsidiaries (the Company) as of October 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended October 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 9, 2021 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2000.
San Jose, California
December 9, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HP Inc.
Opinion on Internal Control over Financial Reporting
We have audited HP Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HP Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of HP Inc. and subsidiaries as of October 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended October 31, 2021, and the related notes and our report dated December 9, 2021 expressed an unqualified opinion thereon.

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
December 9, 2021

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
HP’s management assessed the effectiveness of HP’s internal control over financial reporting as of October 31, 2021, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the assessment by HP’s management, we determined that HP’s internal control over financial reporting was effective as of October 31, 2021. The effectiveness of HP’s internal control over financial reporting as of October 31, 2021 has been audited by Ernst & Young LLP, HP’s independent registered public accounting firm, as stated in their report which appears on page 53 of this Annual Report on Form 10-K.

/s/ ENRIQUE LORES	/s/ MARIE MYERS
Enrique Lores President and Chief Executive Officer December 9, 2021	Marie Myers Chief Financial Officer December 9, 2021

HP INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2021	2020	2019
	In millions, except per share amounts
Net revenue	$63,487	$56,639	$58,756
Costs and expenses:
Cost of revenue	50,070	46,202	47,586
Research and development	1,907	1,478	1,499
Selling, general and administrative	5,741	4,906	5,368
Restructuring and other charges	245	462	275
Acquisition-related charges	68	16	35
Amortization of intangible assets	154	113	116
Total costs and expenses	58,185	53,177	54,879
Earnings from operations	5,302	3,462	3,877
Interest and other, net	2,209	(231)	(1,354)
Earnings before taxes	7,511	3,231	2,523
(Provision for) benefit from taxes	(1,008)	(387)	629
Net earnings	$6,503	$2,844	$3,152

Net earnings per share:
Basic	$5.38	$2.01	$2.08
Diluted	$5.33	$2.00	$2.07

Weighted-average shares used to compute net earnings per share:
Basic	1,208	1,413	1,515
Diluted	1,220	1,420	1,524

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31
	2021	2020	2019
	In millions
Net earnings	$6,503	$2,844	$3,152
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	5	2	1
Losses reclassified into earnings	—	—	3
	5	2	4
Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(132)	(201)	252
Losses (gains) reclassified into earnings	243	(85)	(380)
	111	(286)	(128)
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	1,008	(29)	(303)
Amortization of actuarial loss and prior service benefit	80	83	43
Curtailments, settlements and other	(36)	215	42
	1,052	269	(218)
Change in cumulative translation adjustment	28	(4)	4
Other comprehensive income (loss) before taxes	1,196	(19)	(338)
(Provision for) benefit from taxes	(213)	1	(42)
Other comprehensive income (loss), net of taxes	983	(18)	(380)
Comprehensive income	$7,486	$2,826	$2,772

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of October 31
	2021	2020
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$4,299	$4,864
Accounts receivable, net of allowance for credit losses of $111 and $122, respectively	5,511	5,381
Inventory	7,930	5,963
Other current assets	4,430	4,440
Total current assets	22,170	20,648
Property, plant and equipment, net	2,546	2,627
Goodwill	6,803	6,380
Other non-current assets	7,091	5,026
Total assets	$38,610	$34,681
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$1,106	$674
Accounts payable	16,075	14,704
Other current liabilities	11,915	10,842
Total current liabilities	29,096	26,220
Long-term debt	6,386	5,543
Other non-current liabilities	4,778	5,146
Commitments and contingencies
Stockholders’ deficit:	0
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,092 and 1,304 shares issued and outstanding at October 31, 2021, and 2020 respectively)	11	13
Additional paid-in capital	1,060	963
Accumulated deficit	(2,461)	(1,961)
Accumulated other comprehensive loss	(260)	(1,243)
Total stockholders’ deficit	(1,650)	(2,228)
Total liabilities and stockholders’ deficit	$38,610	$34,681

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2021	2020	2019
	In millions
Cash flows from operating activities:
Net earnings	$6,503	$2,844	$3,152
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	785	789	744
Stock-based compensation expense	330	278	297
Restructuring and other charges	245	462	275
Deferred taxes on earnings	(605)	70	133
Defined benefit plan settlement (gains) charges	(37)	214	—
Other, net	440	325	254
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(80)	575	(761)
Inventory	(2,164)	(386)	(68)
Accounts payable	1,257	(35)	(53)
Net investment in leases	(111)	(152)	—
Taxes on earnings	64	(147)	(851)
Restructuring and other	(205)	(489)	(154)
Other assets and liabilities	(13)	(32)	1,686
Net cash provided by operating activities	6,409	4,316	4,654
Cash flows from investing activities:
Investment in property, plant and equipment	(582)	(580)	(671)
Proceeds from sale of property, plant and equipment	—	3	—
Purchases of available-for-sale securities and other investments	(28)	(693)	(80)
Maturities and sales of available-for-sale securities and other investments	304	417	771
Collateral posted for derivative instruments	148	(163)	—
Payments made in connection with business acquisitions, net of cash acquired	(854)	—	(458)
Net cash used in investing activities	(1,012)	(1,016)	(438)
Cash flows from financing activities:
Proceeds from (Payments of) short-term borrowings with original maturities less than 90 days, net	400	—	(856)
Proceeds from short-term borrowings with original maturities greater than 90 days	22	27	—
Proceeds from debt, net of issuance costs	2,099	3,081	127
Payment of debt	(1,245)	(1,849)	(680)
Stock-based award activities and others	(51)	(128)	(61)
Repurchase of common stock	(6,249)	(3,107)	(2,405)
Cash dividends paid	(938)	(997)	(970)
Net cash used in financing activities	(5,962)	(2,973)	(4,845)
(Decrease) increase in cash and cash equivalents	(565)	327	(629)
Cash and cash equivalents at beginning of period	4,864	4,537	5,166
Cash and cash equivalents at end of period	$4,299	$4,864	$4,537
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$1,548	$464	$89
Interest expense paid	$261	$227	$240
Supplemental schedule of non-cash activities:
Purchase of assets under finance leases	$—	$19	$366
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2018	1,560,270	$16	$663	$(473)	$(845)	$(639)
Net earnings				3,152		3,152
Other comprehensive loss, net of taxes					(380)	(380)
Comprehensive income						2,772
Issuance of common stock in connection with employee stock plans and other	15,047		(69)			(69)
Repurchases of common stock	(117,598)	(1)	(55)	(2,340)		(2,396)
Cash dividends ($0.64 per common share)				(968)		(968)
Stock-based compensation expense			296			296
Adjustment for adoption of accounting standards				(189)		(189)
Balance October 31, 2019	1,457,719	$15	$835	$(818)	$(1,225)	$(1,193)
Net earnings				2,844		2,844
Other comprehensive loss, net of taxes					(18)	(18)
Comprehensive income						2,826
Issuance of common stock in connection with employee stock plans and other	14,065		(37)			(37)
Repurchases of common stock	(167,857)	(2)	(113)	(3,017)		(3,132)
Cash dividends ($0.70 per common share)				(997)		(997)
Stock-based compensation expense			278			278
Adjustment for adoption of accounting standards				27		27
Balance October 31, 2020	1,303,927	$13	$963	$(1,961)	$(1,243)	$(2,228)
Net earnings				6,503		6,503
Other comprehensive income, net of taxes					983	983
Comprehensive income						7,486
Issuance of common stock in connection with employee stock plans and other	11,896		(45)			(45)
Repurchases of common stock	(223,618)	(2)	(188)	(6,065)		(6,255)
Cash dividends ($0.78 per common share)				(938)		(938)
Stock-based compensation expense			330			330
Balance October 31, 2021	1,092,205	$11	$1,060	$(2,461)	$(260)	$(1,650)
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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of October 31, 2021, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.
Foreign Currency Translation
HP predominantly uses the U.S. dollar as its functional currency. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. Net revenue, costs and expenses denominated in non-U.S. dollars are recorded in U.S. dollars at monthly average exchange rates prevailing during the period. HP includes gains or losses from foreign currency remeasurement in Interest and other, net in the Consolidated Statements of Earnings. Certain foreign subsidiaries designate the local currency as their functional currency, and HP records the translation of their assets and liabilities into U.S. dollars at the balance sheet dates as translation adjustments and includes them as a component of Accumulated other comprehensive loss.
Separation Transaction
On November 1, 2015, Hewlett-Packard Company completed the separation of Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), Hewlett-Packard Company’s former enterprise technology infrastructure, software, services and financing businesses (the “Separation”). In connection with the Separation, HP and Hewlett Packard Enterprise entered into a separation and distribution agreement and various other agreements which remain enforceable and provide a framework for the continuing relationships between the parties. For more information on the impacts of these agreements, see Note 14, “Litigation and Contingencies”.
Oracle litigation proceeds
On October 12, 2021, Oracle paid approximately $4.65 billion, to satisfy the judgement with interest, related to the litigation in connection with Oracle’s discontinuation of software support for former Hewlett-Packard Company’s Itanium-based line of mission-critical servers. The net proceeds from the judgement are being shared equally between HP and Hewlett Packard Enterprise pursuant to the terms of the separation and distribution agreement. For the fiscal year 2021, HP has recorded a gain of $2.3 billion in Interest and other, net and corresponding tax impact of $0.5 billion in Provision for taxes on the Consolidated Statements of Earnings as HP believes that the likelihood of the reduction or reversal of the judgement is remote. For more information, see Note 14, “Litigation and Contingencies”.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued guidance, which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Furthermore, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. HP adopted the new credit loss standard as of November 1, 2020 using a modified retrospective approach. The cumulative effect upon adoption was not material to the Consolidated Financial Statements.
Revenue Recognition
General

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
Advertising cost
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Such costs totaled approximately $829 million, $530 million and $652 million in fiscal years 2021, 2020 and 2019, respectively.
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
HP has third-party short-term financing arrangements intended to facilitate the working capital requirements of certain customers. These financing arrangements, which in certain cases provide for partial recourse, result in the transfer of HP’s trade receivables to a third-party. HP reflects amounts transferred to, but not yet collected from the third-party in Accounts receivable in the Consolidated Balance Sheets. For arrangements involving an element of recourse, the fair value of the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Balance Sheets.
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
HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors’ and resellers’ aggregated business deteriorates substantially, HP’s operating results could be adversely affected. The ten largest distributor and reseller receivable balances, which were concentrated primarily in North America and Europe, collectively represented approximately 43% and 47% of gross accounts receivable as of October 31, 2021 and 2020, respectively. No single customer accounts for more than 10% of gross accounts receivable as of October 31, 2021 or 2020. Credit risk with respect to other accounts receivable is generally diversified due to HP’s large customer base and their dispersion across many different industries and geographic markets. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances.
HP utilizes outsourced manufacturers around the world to manufacture HP-designed products. HP may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 85% and 89% of HP’s supplier receivables of $1.4 billion and $1.2 billion as of October 31, 2021 and 2020, respectively. HP includes the supplier receivables in Other current assets in the Consolidated Balance Sheets on a gross basis. HP’s credit risk

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Summary of Significant Accounting Policies (Continued)
associated with these receivables is mitigated wholly or in part, by the amount HP owes to these outsourced manufacturers, as HP generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. HP does not reflect the sale of these components in net revenue and does not recognize any profit on these component sales until the related products are sold by HP, at which time any profit is recognized as a reduction to cost of revenue.
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
Inventory
HP values inventory at the lower of cost or market. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. Adjustments, if required, to reduce the cost of inventory to market (net realizable value) are made for estimated excess, obsolete or impaired balances after considering judgments related to future demand and market conditions, along with the impact of COVID-19.
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
Available-for-sale debt securities are reported at fair value with unrealized gains and losses, net of applicable taxes, in Accumulated other comprehensive loss. Unrealized gains and losses on equity securities, credit losses and impairments on available-for-sale debt securities are recorded in Consolidated Statements of Earnings. Realized gains and losses on available-for-sale securities are calculated at the individual security level and included in Interest and other, net in the Consolidated Statements of Earnings.
HP monitors its investment portfolio for potential impairment and credit losses on a quarterly basis. If HP intends to sell a debt security or it is more likely than not that HP will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in Interest and other, net and a new cost basis in the investment is established.
In other cases, if the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be due to credit related reasons, HP records a credit loss allowance, limited by the amount that fair value is less than the amortized cost basis. HP recognizes the corresponding charge in Interest and other, net and the remaining unrealized loss, if any, in Accumulated other comprehensive loss in the Consolidated Balance Sheets. Factors that HP considers while determining the credit loss allowance includes, but is not limited to, severity and the reason for the decline in value, interest rate changes and counterparty long-term ratings.
Derivatives
HP uses derivative instruments, primarily forward contracts, interest rate swaps, total return swaps, treasury rate locks, forward starting swaps and, at times, option contracts to hedge certain foreign currency, interest rate and, return on certain investment exposures. HP also may use other derivative instruments not designated as hedges, such as forwards used to hedge foreign currency balance sheet exposures. HP does not use derivative instruments for speculative purposes. See Note 10, “Financial Instruments” for a full description of HP’s derivative instrument activities and related accounting policies.

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
•Consumer PCs are optimized for consumer usage, focusing on gaming, learning and working remotely, consuming multi-media for entertainment, managing personal life activities, staying connected, sharing information, getting things done for work including creating content, and staying informed and secure.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Segment Information (Continued)

Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	For the fiscal years ended October 31
	2021	2020	2019
	In millions
Net revenue:
Notebooks	$30,522	$25,766	$22,928
Desktops	9,381	9,806	12,046
Workstations	1,669	1,816	2,389
Other	1,787	1,609	1,331
Personal Systems	43,359	38,997	38,694
Supplies	12,632	11,586	12,921
Commercial	4,209	3,539	4,612
Consumer	3,287	2,516	2,533
Printing	20,128	17,641	20,066
Corporate Investments	3	2	2
Total segment net revenue	63,490	56,640	58,762
Other	(3)	(1)	(6)
Total net revenue	$63,487	$56,639	$58,756

Earnings before taxes:
Personal Systems	$3,101	$2,312	$1,898
Printing	3,636	2,495	3,202
Corporate Investments	(96)	(69)	(96)
Total segment earnings from operations	$6,641	$4,738	$5,004
Corporate and unallocated costs and other	(542)	(407)	(404)
Stock-based compensation expense	(330)	(278)	(297)
Restructuring and other charges	(245)	(462)	(275)
Acquisition-related charges	(68)	(16)	(35)
Amortization of intangible assets	(154)	(113)	(116)
Interest and other, net	2,209	(231)	(1,354)
Total earnings before taxes	$7,511	$3,231	$2,523

Segment Assets
HP allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to HP consolidated assets were as follows:

	As of October 31
	2021	2020
	In millions
Personal Systems	$18,126	$14,697
Printing	14,744	14,170
Corporate Investments	171	3
Corporate and unallocated assets	5,569	5,811
Total assets	$38,610	$34,681

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Segment Information (Continued)

Major Customers
No single customer represented 10% or more of HP’s net revenue in any fiscal year presented.
Geographic Information
Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2021, 2020 and 2019, other than the United States, no country represented more than 10% of HP net revenue.
Net revenue by country was as follows:

	For the fiscal years ended October 31
	2021	2020	2019
		In millions
United States	$22,447	$20,227	$20,605
Other countries	41,040	36,412	38,151
Total net revenue	$63,487	$56,639	$58,756

Net property, plant and equipment by country in which HP operates was as follows:

	As of October 31
	2021	2020
	In millions
United States	$1,178	$1,262
Singapore	305	326
South Korea	285	142
Other countries	778	897
Total property, plant and equipment, net	$2,546	$2,627

No single country other than those represented above exceeds 10% or more of HP’s total net property, plant and equipment in any fiscal year presented.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring and Other Charges

Summary of Restructuring Plans

HP’s restructuring activities in fiscal years 2021, 2020 and 2019 summarized by plan were as follows:

	Fiscal 2020 Plan			Other prior year plans(1)	Total
	Severance and EER		Non-labor
	In millions
Accrued balance as of October 31, 2018	$—		$—	$59	$59
Charges	82		—	165	247
Cash payments	—		—	(140)	(140)
Non-cash and other adjustments	(6)		—	(18)	(24)
Accrued balance as of October 31, 2019	76		—	66	142
Charges	346		10	1	357
Cash payments	(319)		(10)	(52)	(381)
Non-cash and other adjustments	(48)	(2)	—	(3)	(51)
Accrued balance as of October 31, 2020	55		—	12	67
Charges	181		38	4	223
Cash payments	(159)		(7)	(16)	(182)
Non-cash and other adjustments	(2)		(31)	—	(33)
Accrued balance as of October 31, 2021	$75		$—	$—	$75
Total costs incurred to date as of October 31, 2021	$609		$48	$1,821	$2,478

Reflected in Consolidated Balance Sheets:
Other current liabilities	$75		$—	$—	$75
(1)    Includes prior-year plans which are substantially complete. HP does not expect any further material activity associated with these plans.
(2)    Includes reclassification of liability related to the Enhanced Early Retirement (“EER”) plan of $44 million for certain healthcare and medical savings account benefits to pension and post retirement plans. See Note 4 “Retirement and Post-Retirement Benefit Plans” for further information.
Fiscal 2020 Plan
On September 30, 2019, HP’s Board of Directors approved the Fiscal 2020 Plan intended to optimize and simplify its operating model and cost structure that HP expects will be implemented through fiscal 2022. HP expects to reduce global headcount by approximately 7,000 to 9,000 employees through a combination of employee exits and voluntary EER. HP estimates that it will incur pre-tax charges of approximately $1.0 billion relating to labor and non-labor actions. HP expects to incur approximately $0.8 billion primarily in labor costs related to workforce reductions and the remaining costs will relate to non-labor actions and other charges.
Other charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts and proxy contest activities, and are distinct from ongoing operational costs. These costs primarily relate to third-party legal, professional services and other non-recurring costs. HP incurred $22 million, $105 million and $28 million of other charges in fiscal year 2021, 2020 and 2019, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans
Defined Benefit Plans
HP sponsors a number of defined benefit pension plans worldwide. The most significant defined benefit plan, the HP Inc. Pension Plan (“Pension Plan”) is a frozen plan in the United States.
HP reduces the benefit payable to certain U.S. employees under the Pension Plan for service before 1993, if any, by any amounts due to the employee under HP’s frozen defined contribution Deferred Profit-Sharing Plan (“DPSP”). At October 31, 2021 and 2020, the fair value of plan assets of the DPSP was $482 million and $463 million, respectively. The DPSP obligations are equal to the plan assets and are recognized as an offset to the Pension Plan when HP calculates its defined benefit pension cost and obligations.
In August 2021, HP entered into an agreement with The Prudential Insurance Company of America (“Prudential”) to purchase an irrevocable group annuity contract and transfer approximately $5.2 billion of the Pension Plan obligations. Under the agreement, Prudential assumed responsibility for pension benefits and annuity administration for approximately 41,000 retirees and beneficiaries, with no changes to the amount or timing of monthly retirement benefit payments. This transaction closed in the fourth quarter of fiscal year 2021 and was funded by the assets of the Pension Plan. HP recorded a settlement gain of approximately $39 million in Interest and other, net on the Consolidated Statements of Earnings, with no cash flow impact.
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
Defined Contribution Plans
HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $112 million in fiscal year 2021, $108 million in fiscal year 2020 and $107 million in fiscal year 2019.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

Pension and Post-Retirement Benefit Expense
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Statements of Earnings were as follows:

	For the fiscal years ended October 31
	2021	2020	2019	2021	2020	2019	2021	2020	2019
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$—	$—	$—	$67	$64	$57	$1	$1	$1
Interest cost	281	412	491	18	17	24	9	11	17
Expected return on plan assets	(475)	(700)	(581)	(49)	(43)	(37)	(24)	(23)	(22)
Amortization and deferrals:
Actuarial loss (gain)	50	64	59	52	43	31	(16)	(10)	(31)
Prior service cost (credit)	—	—	—	5	(2)	(3)	(11)	(12)	(13)
Net periodic benefit (credit) cost	(144)	(224)	(31)	93	79	72	(41)	(33)	(48)
Curtailment gain	—	—	—	—	—	(22)	—	—	—
Settlement (gain) loss	(37)	217	2	1	1	1	—	—	—
Special termination benefit cost	—	—	—	—	—	—	—	44	6
Total periodic benefit (credit) cost	$(181)	$(7)	$(29)	$94	$80	$51	$(41)	$11	$(42)
The components of net periodic benefit (credit) cost other than the service cost component are included in Interest and other, net in our Consolidated Statements of Earnings.
The weighted-average assumptions used to calculate the total periodic benefit (credit) cost were as follows:

	For the fiscal years ended October 31
	2021	2020	2019	2021	2020	2019	2021	2020	2019
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate	2.8%	3.2%	4.5%	1.1%	1.3%	2.0%	2.3%	2.9%	4.4%
Expected increase in compensation levels	2.0%	2.0%	2.0%	2.4%	2.5%	2.5%	—%	—%	—%
Expected long-term return on plan assets	5.0%	6.0%	6.0%	4.4%	4.4%	4.4%	5.0%	5.9%	6.0%
Guaranteed interest crediting rate	5.0%	5.0%	5.0%	2.6%	2.6%	2.7%	2.9%	3.5%	3.5%

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

Funded Status
The funded status of the defined benefit and post-retirement benefit plans was as follows:

	As of October 31
	2021	2020	2021	2020	2021	2020
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value of assets — beginning of year	$10,463	$12,017	$1,064	$969	$481	$404
Actual return on plan assets	1,403	1,260	117	22	11	107
Employer contributions	28	34	71	45	2	4
Participant contributions	—	—	21	18	49	45
Benefits paid	(427)	(422)	(45)	(33)	(86)	(79)
Settlement	(5,407)	(2,426)	(5)	(7)	—	—
Currency impact	—	—	(12)	50	—	—
Fair value of assets — end of year	$6,060	$10,463	$1,211	$1,064	$457	$481
Change in benefits obligation
Projected benefit obligation — beginning of year	$11,344	$13,191	$1,664	$1,457	$394	$390
Acquisition of plan	—	—	—	3	—	—
Service cost	—	—	67	64	1	1
Interest cost	281	412	18	17	9	11
Participant contributions	—	—	21	18	49	45
Actuarial (gain) loss	(51)	589	(23)	78	(13)	(10)
Benefits paid	(427)	(422)	(45)	(33)	(86)	(79)
Plan amendments	—	—	62	—	—	(8)
Curtailment	—	—	(3)	—	—	—
Settlement	(5,407)	(2,426)	(5)	(7)	—	—
Special termination benefit cost	—	—	—	—	—	44
Currency impact	—	—	(9)	67	—	—
Projected benefit obligation — end of year	$5,740	$11,344	$1,747	$1,664	$354	$394
Funded status at end of year	$320	$(881)	$(536)	$(600)	$103	$87
Accumulated benefit obligation	$5,740	$11,344	$1,602	$1,515
The cumulative net actuarial losses for our defined pension plans and retiree welfare plans decreased year over year. The decrease in losses is primarily due to the higher than expected returns on assets, increases in discount rates, partially offset by

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

increases in the cost of living assumptions and the recognition of gains as a result of the U.S. settlement. This has also resulted in improvement in the funded status of HP’s defined benefit and post-retirement benefit plans.

The weighted-average assumptions used to calculate the projected benefit obligations for the fiscal years ended October 31, 2021 and 2020 were as follows:

	For the fiscal years ended October 31
	2021	2020	2021	2020	2021	2020
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	2.9%	2.8%	1.3%	1.1%	2.5%	2.3%
Expected increase in compensation levels	2.0%	2.0%	2.6%	2.4%	—%	—%
Guaranteed interest crediting rate	5.0%	5.0%	2.6%	2.6%	2.9%	2.9%
The net amounts of non-current assets and current and non-current liabilities for HP’s defined benefit and post-retirement benefit plans recognized on HP’s Consolidated Balance Sheet were as follows:

	As of October 31
	2021	2020	2021	2020	2021	2020
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Other non-current assets	$732	$—	$34	$20	$108	$93
Other current liabilities	(36)	(35)	(8)	(8)	(4)	(5)
Other non-current liabilities	(376)	(846)	(562)	(612)	(1)	(1)
Funded status at end of year	$320	$(881)	$(536)	$(600)	$103	$87
The following table summarizes the pre-tax net actuarial loss (gain) and prior service cost (credit) recognized in Accumulated other comprehensive loss for the defined benefit and post-retirement benefit plans.

	As of October 31, 2021
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$128	$331	$(202)
Prior service cost (credit)	—	44	(79)
Total recognized in Accumulated other comprehensive loss	$128	$375	$(281)

Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2021	2020	2021	2020
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$—	$10,463	$988	$998
Aggregate projected benefit obligation	$412	$11,344	$1,562	$1,620

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2021	2020	2021	2020
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$—	$10,463	$983	$920
Aggregate accumulated benefit obligation	$412	$11,344	$1,437	$1,419

Fair Value of Plan Assets
The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2021. Refer to Note 9, “Fair Value” for details on fair value hierarchy. Certain investments that are measured at fair value using the Net Asset Value (“NAV”) per share as a practical expedient have not been categorized in the fair value hierarchy.  The fair value amounts presented in this table provide a reconciliation of the fair value hierarchy to the total value of plan assets.

	As of October 31, 2021
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities(1)	$11	$50	$—	$61	$8	$102	$—	$110	$—	$—		$—
Debt securities(2)
Corporate	—	2,620	—	2,620	—	132	—	132	—	256	—	256
Government	—	1,931	—	1,931	—	5	—	5	—	122	—	122
Real Estate Funds	—	—	—	—	1	41	—	42	—	—	—	—
Insurance Contracts	—	—	—	—	—	94	—	94	—	—	—	—
Common Collective Trusts and 103-12 Investment Entities(3)	—	—	—	—	—	9	—	9	—	—	—	—
Investment Funds(4)	53	—	—	53	—	388	—	388	64		—	64
Cash and Cash Equivalents(5)	34	34	—	68	21	—	—	21	9	1	—	10
Other(6)	(456)	(515)	—	(971)	1	40	—	41	(2)		—	(2)
Net plan assets subject to leveling	$(358)	$4,120	$—	$3,762	$31	$811	$—	$842	$71	$379	$—	$450

Investments using NAV as a Practical Expedient(7)				2,298				369				7
Investments at Fair Value				$6,060				$1,211				$457

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

     The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2020.

	As of October 31, 2020
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities(1)	$283	$51	$—	$334	$7	$75	$—	$82	$1	$1	$—	$2
Debt securities(2)
Corporate	—	5,891	—	5,891	—	124	—	124	—	53	—	53
Government	—	1,758	—	1,758	—	4	—	4	—	136	—	136
Real Estate Funds	—	—	—	—	1	28	—	29	—	—	—	—
Insurance Contracts	—	—	—	—	—	90	—	90	—	—	—	—
Common Collective Trusts and 103-12 Investment Entities(3)	—	—	—	—	—	7	—	7	—	—	—	—
Investment Funds(4)	348	—	—	348	—	329	—	329	63		—	63
Cash and Cash Equivalents(5)	11	61	—	72	25	—	—	25	—	1	—	1
Other(6)	(466)	(19)	—	(485)	1	19	—	20	(16)		—	(16)
Net plan assets subject to leveling	$176	$7,742	$—	$7,918	$34	$676	$—	$710	$48	$191	$—	$239

Investments using NAV as a Practical Expedient(7)				2,545				354				242
Investments at Fair Value				$10,463				$1,064				$481
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
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

 Plan Asset Allocations
Refer to the fair value hierarchy table above for actual assets allocations across the benefit plans. The weighted-average target asset allocations across the benefit plans represented in the fair value tables above were as follows:

	2021 Target Allocation
Asset Category	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
Equity-related investments	24.0%	36.4%	—%
Debt securities	76.0%	34.8%	98.3%
Real estate	—%	10.1%	—%
Cash and cash equivalents	—%	2.7%	1.7%
Other	—%	16.0%	—%
Total	100.0%	100.0%	100.0%
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
The target asset allocation selected for each U.S. plan (pension and post-retirement) reflects a risk/return profile HP believes is appropriate relative to each plan’s liability structure and return goals. HP conducts periodic asset-liability studies for U.S. plans to model various potential asset allocations in comparison to each plan’s forecasted liabilities and liquidity needs and to develop a policy glide path which adjusts the asset allocation with funded status. Due to the strong funded status for the U.S. Pension Plan, consistent with our policy, steps have been taken to de-risk the portfolio by reallocation of assets to liability hedging fixed-income investments. HP also invests a portion of the U.S. defined benefit plan assets in private market securities such as private equity funds to provide diversification and a higher expected return on assets.
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
Future Contributions and Funding Policy
In fiscal year 2022, HP expects to contribute approximately $44 million to its non-U.S. pension plans, $36 million to cover benefit payments to U.S. non-qualified plan participants and $4 million to cover benefit claims for HP’s post-retirement benefit plans. HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
Estimated Future Benefits Payments
As of October 31, 2021, HP estimates that the future benefits payments for the retirement and post-retirement plans are as follows:

Fiscal year	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2022	$341	$63	$43
2023	346	46	33
2024	356	53	27
2025	365	56	27
2026	371	59	26
Next five fiscal years to October 31, 2031	1,735	357	128

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Stock-Based Compensation
HP’s stock-based compensation plans include incentive compensation plans and an employee stock purchase plan.
Stock-Based Compensation Expense and Related Income Tax Benefits for Operations
Stock-based compensation expense and the resulting tax benefits for operations were as follows:

	For the fiscal years ended October 31
	2021	2020	2019
	In millions
Stock-based compensation expense	$330	$278	$297
Income tax benefit	(52)	(48)	(47)
Stock-based compensation expense, net of tax	$278	$230	$250
Cash received from option exercises under the HP Inc 2004 Stock Incentive Plan, as amended and restated, and ESPP purchases under the HP Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP”) and HP Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was $55 million in fiscal year 2021, $56 million in fiscal year 2020 and $59 million in fiscal year 2019. The benefit realized for the tax deduction from option exercises in fiscal years 2021, 2020 and 2019 was $3 million, $2 million and $3 million, respectively.
Stock-Based Incentive Compensation Plans
HP’s stock-based incentive compensation plan includes equity plan adopted in 2004, as amended and restated (“principal equity plan”). Stock-based awards granted under the equity plan includes restricted stock awards, stock options and performance-based awards. Employees meeting certain employment qualifications are eligible to receive stock-based awards. The aggregate number of shares of HP’s stock authorized for issuance under the principal equity plan is 593.1 million.
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
Stock options granted under the principal equity plan are generally non-qualified stock options, but the principal equity plan permits some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. Stock options generally vest over three to four years from the date of grant. The exercise price of a stock option is equal to the closing price of HP’s stock on the option grant date. The majority of stock options issued by HP contain only service vesting conditions. HP grants performance-contingent stock options that vest only on the satisfaction of both service and market conditions prior to the expiration of the awards.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Stock-Based Compensation (Continued)

	For the fiscal years ended October 31
	2021	2020	2019
Expected volatility(1)	41.0%	27.6%	26.5%
Risk-free interest rate(2)	0.2%	1.6%	2.7%
Expected performance period in years(3)	2.9	2.9	2.9
(1)The expected volatility was estimated using the historical volatility derived from HP’s common stock.
(2)The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.
(3)The expected performance period was estimated based on the length of the remaining performance period from the grant date.

A summary of restricted stock units activity is as follows:

	As of October 31
	2021		2020		2019
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Outstanding at beginning of year	29,831	$21	29,960	$21	30,784	$18
Granted	15,517	$25	18,109	$20	17,216	$22
Vested	(13,374)	$21	(14,929)	$20	(16,934)	$16
Forfeited	(1,777)	$22	(3,309)	$21	(1,106)	$20
Outstanding at end of year	30,197	$23	29,831	$21	29,960	$21
The total grant date fair value of restricted stock units vested in fiscal years 2021, 2020 and 2019 was $278 million, $297 million and $273 million, respectively. As of October 31, 2021, total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units was $297 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.
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

	For the fiscal years ended October 31
	2021	2020	2019
Weighted-average fair value(1)	$6	$3	$3
Expected volatility(2)	35.9%	29.8%	29.8%
Risk-free interest rate(3)	1.0%	1.6%	1.7%
Expected dividend yield(4)	3.2%	4.0%	3.7%
Expected term in years(5)	5.5	6.0	6.0
(1)The weighted-average fair value was based on stock options granted during the period.
(2)Expected volatility was estimated based on a blended volatility (50% historical volatility and 50% implied volatility from traded options on HP’s common stock).
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
A summary of stock options activity is as follows:

	As of October 31
	2021				2020				2019
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	5,637	$17			7,093	$16			7,086	$14
Granted	2,691	$24			996	$18			2,451	$17
Exercised	(1,843)	$15			(2,213)	$14			(2,429)	$13
Forfeited/cancelled/expired	(118)	$18			(239)	$19			(15)	$10
Outstanding at end of year	6,367	$21	7.4	$68	5,637	$17	6.4	$10	7,093	$16	5.7	$15
Vested and expected to vest	6,367	$21	7.4	$68	5,637	$17	6.4	$10	7,093	$16	5.7	$15
Exercisable	2,392	$16	5.3	$34	3,196	$15	4.4	$9	4,707	$14	3.6	$15
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of fiscal years 2021, 2020 and 2019. The aggregate intrinsic value is the difference between HP’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in fiscal years 2021, 2020 and 2019 was $18 million, $12 million and $20 million, respectively. The total grant date fair value of options vested in fiscal years 2021, 2020 and 2019 was $3 million, $3 million and $9 million, respectively.
As of October 31, 2021, total unrecognized pre-tax stock-based compensation expense related to stock options was $10 million, which is expected to be recognized over a weighted-average vesting period of 1.4 years.
Employee Stock Purchase Plan
HP sponsors the 2021 ESPP, pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP’s common stock.
Pursuant to the terms of the 2021 ESPP, employees purchase stock under the 2021 ESPP at a price equal to 95% of HP’s closing stock price on the purchase date. No stock-based compensation expense was recorded in connection with those purchases because the criteria of a non-compensatory plan were met. The aggregate number of shares of HP’s stock authorized for issuance under the 2021 ESPP was 50 million. The 2021 ESPP came into effect on May 1, 2021 upon expiry of the 2011 ESPP. The 2021 ESPP terms are similar to the previous ESPP.
Shares Reserved
Shares available for future grant and shares reserved for future issuance under the stock-based incentive compensation plans and the 2021 ESPP were as follows:

	As of October 31
	2021	2020	2019
	In thousands
Shares available for future grant(1)	170,123	229,334	265,135
Shares reserved for future issuance(1)	205,968	264,110	301,608
(1) For years 2020 and 2019, shares authorized under the 2011 ESPP were included in the shares available for future grant         and shares reserved for future issuance.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings
Provision for Taxes

The domestic and foreign components of earnings before taxes were as follows:

	For the fiscal years ended October 31
	2021	2020	2019
	In millions
U.S.	$4,662	$884	$(1,021)
Non-U.S.	2,849	2,347	3,544
	$7,511	$3,231	$2,523
The provision for (benefit from) taxes on earnings was as follows:

	For the fiscal years ended October 31
	2021	2020	2019
	In millions
U.S. federal taxes:
Current	$1,118	$(24)	$(987)
Deferred	(458)	(68)	149
Non-U.S. taxes:
Current	420	319	386
Deferred	(197)	164	(3)
State taxes:
Current	77	23	(160)
Deferred	48	(27)	(14)
	$1,008	$387	$(629)

The differences between the U.S. federal statutory income tax rate and HP’s effective tax rate were as follows:

	For the fiscal years ended October 31
	2021	2020	2019
U.S. federal statutory income tax rate from continuing operations	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.9%	1.4%	1.5%
Impact of foreign earnings including GILTI and FDII, net	(3.6)%	(6.1)%	(4.4)%
U.S. Tax Reform enactment	—%	—%	(2.6)%
Research and development (“R&D”) credit	(0.4)%	(0.7)%	(1.1)%
Valuation allowances	(3.8)%	2.3%	(3.7)%
Uncertain tax positions and audit settlements	0.8%	(4.1)%	(41.1)%
Indemnification related items	—%	—%	6.8%
Impact of internal reorganization	(1.2)%	—%	—%
Other, net	(0.3)%	(1.8)%	(1.3)%
	13.4%	12.0%	(24.9)%

The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include Puerto Rico, Singapore, and Malaysia. HP has elected to treat GILTI inclusions as period costs.
In fiscal year 2021, HP recorded $9 million of net income tax charges related to discrete items in the provision for taxes. This amount included income tax charges of $533 million related to the Oracle litigation proceeds, $15 million of uncertain tax

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)
position charges, and $9 million of other net tax charges. These charges were partially offset by income tax benefits of $393 million related to changes in valuation allowances, $89 million of tax effects related to internal reorganization, $50 million related to restructuring charges, and $16 million related to the filing of tax returns in various jurisdictions. In fiscal year 2021, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
In fiscal year 2020, HP recorded $244 million of net income tax benefits related to discrete items in the provision for taxes. This amount included tax benefits related to audit settlements of $124 million in various jurisdictions and $82 million related to restructuring benefits. Additionally, HP recorded benefits of $20 million related to proxy contest costs and $17 million of other net tax benefits. In fiscal year 2020, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
In fiscal year 2019, HP recorded $1.3 billion of net income tax benefits related to discrete items in the provision for taxes. This amount included tax benefits related to audit settlements of $1.0 billion, $75 million due to ability to utilize tax attributes, $57 million of restructuring benefits and net valuation allowance releases of $94 million. HP also recorded benefits of $78 million related to U.S. tax reform as a result of new guidance issued by the U.S. Internal Revenue Service (“IRS”). These benefits were partially offset by uncertain tax position charges of $51 million. In fiscal year 2019, in addition to the discrete items mentioned above, HP recorded excess tax benefits of $20 million associated with stock options, restricted stock units and performance-adjusted restricted stock units.
As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2029. The gross income tax benefits attributable to these actions and investments were estimated to be $385 million ($0.32 diluted net EPS) in fiscal year 2021, $344 million ($0.24 diluted net EPS) in fiscal year 2020 and $386 million ($0.25 diluted net EPS) in fiscal year 2019.

Uncertain Tax Positions
A reconciliation of unrecognized tax benefits is as follows:

	For the fiscal years ended October 31
	2021	2020	2019
	In millions
Balance at beginning of year	$820	$929	$7,771
Increases:
For current year’s tax positions	63	59	79
For prior years’ tax positions	92	71	172
Decreases:
For prior years’ tax positions	(92)	(89)	(37)
Statute of limitations expirations	(9)	(2)	(15)
Settlements with taxing authorities	(54)	(148)	(7,041)
Balance at end of year	$820	$820	$929

As of October 31, 2021, the amount of gross unrecognized tax benefits was $820 million, of which up to $660 million would affect HP’s effective tax rate if realized. As of October 31, 2020, the amount of unrecognized tax benefits was $820 million of which up to $657 million would affect HP’s effective tax rate if realized. The amount of unrecognized tax benefit changed by a net immaterial amount. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Statements of Earnings. As of October 31, 2021, 2020 and 2019, HP had accrued $70 million, $34 million and $56 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $72 million within the next 12 months, affecting HP’s effective tax rate if realized.

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
With respect to major state and foreign tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 2002. No material tax deficiencies have been assessed in major state or foreign tax jurisdictions related to ongoing audits as of October 31, 2021.
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
HP has not provided for U.S. federal income and foreign withholding taxes on $5.7 billion of undistributed earnings from non-U.S. operations as of October 31, 2021 because HP intends to reinvest such earnings indefinitely outside of the United States. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. The TCJA taxed HP’s historic earnings and profits of its non-U.S. subsidiaries. HP will remit these taxed reinvested earnings for which deferred U.S. federal and withholding taxes have been provided where excess cash has accumulated and HP determines that it is advantageous for business operations, tax or cash management reasons.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)
Deferred Income Taxes

The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31
	2021	2020
	In millions
Deferred tax assets:
Loss and credit carryforwards	$7,630	$7,857
Intercompany transactions—excluding inventory	791	517
Fixed assets	136	135
Warranty	207	193
Employee and retiree benefits	287	441
Deferred revenue	192	195
Capitalized research and development	454	214
Intangible assets	474	470
Operating lease liabilities	227	218
Investment in partnership	95	108
Other	452	413
Gross deferred tax assets	10,945	10,761
Valuation allowances	(7,749)	(7,976)
Total deferred tax assets	3,196	2,785

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(42)	(60)
Right-of-use assets from operating leases	(215)	(203)
Other	(79)	(32)
Total deferred tax liabilities	(336)	(295)
Net deferred tax assets	$2,860	$2,490
Deferred tax assets and liabilities included in the Consolidated Balance Sheets as follows:

	As of October 31
	2021	2020
	In millions
Deferred tax assets	$2,917	$2,515
Deferred tax liabilities	(57)	(25)
Total	$2,860	$2,490
 As of October 31, 2021, HP had recorded deferred tax assets for net operating loss (“NOL”) carryforwards as follows:

	Gross NOLs	Deferred Taxes on NOLs	Valuation allowance	Initial Year of Expiration
	In millions
Federal	$210	$44	$(11)	2023
State	2,407	164	(44)	2022
Foreign	25,672	7,223	(6,757)	2033
Balance at end of year	$28,289	$7,431	$(6,812)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)

As of October 31, 2021, HP had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
Tax credits in state and foreign jurisdictions	$309	$(52)	2022
Balance at end of year	$309	$(52)

Deferred Tax Asset Valuation Allowance

The deferred tax asset valuation allowance and changes were as follows:

	For the fiscal years ended October 31
	2021	2020	2019
	In millions
Balance at beginning of year	$7,976	$7,930	$7,906
Income tax (benefit) expense	(193)	74	(339)
Other comprehensive loss (income), currency translation and charges to other accounts	(34)	(28)	363
Balance at end of year	$7,749	$7,976	$7,930

Gross deferred tax assets as of October 31, 2021, 2020, and 2019 were reduced by valuation allowances of $7.7 billion,$8.0 billion and $7.9 billion, respectively. In fiscal year 2021, the deferred tax asset valuation allowance decreased by $227 million primarily due to the expected utilization of foreign net operating losses and U.S. deferred tax assets that are anticipated to be realized at a lower effective rate than the federal statutory tax rate. In fiscal year 2020, the deferred tax asset valuation allowance increased by $46 million primarily associated with foreign net operating losses and U.S. deferred tax assets that are anticipated to be realized at a lower effective rate than the federal statutory tax rate due to certain future U.S. international tax reform implications. In fiscal year 2019, the deferred tax asset valuation allowance increased by $24 million primarily associated with the recognition of the income tax consequences of intra-entity transfers other than inventory. This increase was partially offset by the impact of tax rate changes in foreign jurisdictions and state valuation allowance releases. See Note 1, “Summary of Significant Accounting Policies” for detailed information.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7: Supplementary Financial Information
Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

	For the fiscal years ended October 31
	2021	2020	2019
	In millions
Balance at beginning of period	$122	$111	$129
Current-period allowance for credit losses	5	62	60
Deductions, net of recoveries	(16)	(51)	(78)
Balance at end of period	$111	$122	$111
HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability on the Consolidated Balance Sheets. The recourse obligations as of October 31, 2021 and 2020 were not material. The costs associated with the sales of trade receivables for fiscal year 2021, 2020 and 2019 were not material.
The following is a summary of the activity under these arrangements:

	For the fiscal years ended October 31
	2021	2020	2019
	In millions
Balance at beginning of year (1)	$188	$235	$165
Trade receivables sold	11,976	10,474	10,257
Cash receipts	(12,035)	(10,526)	(10,186)
Foreign currency and other	2	5	(1)
Balance at end of year (1)	$131	$188	$235
(1) Amounts outstanding from third parties reported in Accounts Receivable in the Consolidated Balance Sheets.
Inventory

	As of October 31
	2021	2020
	In millions
Finished goods	$4,532	$3,662
Purchased parts and fabricated assemblies	3,398	2,301
	$7,930	$5,963

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)
Other Current Assets

	As of October 31
	2021	2020
	In millions
Supplier and other receivables	$2,333	$2,092
Prepaid and other current assets	1,087	1,104
Value-added taxes receivable	1,005	970
Available-for-sale investments	5	274
	$4,430	$4,440

Property, Plant and Equipment, Net

	As of October 31
	2021	2020
	In millions
Land, buildings and leasehold improvements	$2,166	$2,066
Machinery and equipment, including equipment held for lease	5,307	5,275
	7,473	7,341
Accumulated depreciation	(4,927)	(4,714)
	$2,546	$2,627
 Depreciation expense was $627 million, $673 million and $623 million in fiscal years 2021, 2020 and 2019, respectively.
Other Non-Current Assets

	As of October 31
	2021	2020
	In millions
Deferred tax assets(1)	$2,917	$2,515
Right-of-use assets from operating leases(2)	1,192	1,107
Intangible assets(3)	784	540
Prepaid pension asset(4)	766	20
Deposits and prepaid	734	337
Other	698	507
	$7,091	$5,026
(1)See Note 6, “Taxes on Earnings” for detailed information.
(2)See Note 17, “Leases” for detailed information.
(3)See Note 8, “Goodwill and Intangible Assets” for detailed information.
(4)See Note 4, “Retirement and Post-Retirement Benefit Plans” for detailed information.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)
Other Current Liabilities

	As of October 31
	2021	2020
	In millions
Sales and marketing programs	$3,179	$3,185
Employee compensation and benefit	1,627	1,194
Deferred revenue	1,277	1,208
Other accrued taxes	1,227	1,051
Warranty	731	746
Operating lease liabilities(1)	350	275
Tax liability	296	223
Other	3,228	2,960
	$11,915	$10,842
(1)See Note 17, “Leases” for detailed information.

Other Non-Current Liabilities

	As of October 31
	2021	2020
	In millions
Deferred revenue	$1,099	$1,072
Pension, post-retirement, and post-employment liabilities(1)	1,041	1,576
Operating lease liabilities(2)	936	904
Tax liability	830	746
Deferred tax liability(3)	57	25
Other	815	823
	$4,778	$5,146
(1)See Note 4, “Retirement and Post-Retirement Benefit Plans” for detailed information.
(2)See Note 17, “Leases” for detailed information.
(3)See Note 6, “Taxes on Earnings” for detailed information.

Interest and other, net

	For the fiscal years ended October 31
	2021	2020	2019
	In millions
Oracle litigation proceeds(1)	$2,304	$—	$—
Non-operating retirement-related credits	160	240	85
Interest expense on borrowings	(254)	(239)	(242)
Defined benefit plan settlement gains (charges)	37	(214)	—
Loss on extinguishment of debt	(16)	(40)	—
Tax indemnifications(2)	—	1	(1,186)
Other, net	(22)	21	(11)
	$2,209	$(231)	$(1,354)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)
(1)See Note 1, “Summary of Significant Accounting Policies” and Note 14, “Litigation and Contingencies” for detailed information.
(2)Fiscal year ended October 31, 2019, includes an adjustment of $764 million, of indemnification receivables, primarily related to resolution of various income tax audits settlements and an adjustment of $417 million pursuant to the termination of the TMA with Hewlett Packard Enterprise.
Net Revenue by Region

	For the fiscal years ended October 31
	2021	2020	2019
	In millions
Americas	$27,518	$24,414	$25,244
Europe, Middle East and Africa	22,216	19,624	20,275
Asia-Pacific and Japan	13,753	12,601	13,237
Total net revenue	$63,487	$56,639	$58,756

Value of Remaining Performance Obligations
    As of October 31, 2021, the estimated value of transaction price allocated to remaining performance obligations was $3.7 billion. HP expects to recognize approximately $1.7 billion of the unearned amount in next 12 months and $2.0 billion thereafter.
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
Costs of Obtaining Contracts and Fulfillment Cost
As of October 31, 2021, deferred contract fulfillment and acquisition costs balances were $65 million and $36 million, respectively, included in Other Current Assets and Other Non-Current Assets in the Consolidated Balance Sheets. During the fiscal year ended October 31, 2021, the Company amortized $79 million of these costs.
As of October 31, 2020, deferred contract fulfillment and acquisition costs balances were $65 million and $34 million, respectively, included in Other Current Assets and Other Non-Current Assets in the Consolidated Balance Sheets. During the fiscal year ended October 31, 2020, the Company amortized $98 million of these costs.
Contract Liabilities
As of October 31, 2021 and 2020, HP’s contract liabilities balances were $2.3 billion and $2.2 billion, respectively, included in Other Current Liabilities and Other Non-Current Liabilities in the Consolidated Balance Sheets.
The increase in the contract liabilities balance for the fiscal year 2021 was primarily driven by sales of fixed-price support and maintenance services, partially offset by $1.1 billion of revenue recognized that were included in the opening contract liabilities balance as of October 31, 2020.
As of October 31, 2020 and 2019, HP’s contract liabilities balances were $2.2 billion and $2.1 billion, respectively, included in Other Current Liabilities and Other Non-Current Liabilities in the Consolidated Balance Sheets.
The increase in the contract liabilities balance for the fiscal year 2020 was primarily driven by sales of fixed-price support and maintenance services, partially offset by $1.1 billion of revenue recognized that were included in the opening contract liabilities balance as of October 31, 2019.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8: Goodwill and Intangible Assets
Goodwill allocated to HP’s reportable segments and changes in the carrying amount of goodwill were as follows:

	Personal Systems	Printing	Corporate Investments	Total
	In millions
Balance at October 31, 2019(1)	$2,613	$3,759	$—	$6,372
Acquisitions/adjustments	8	—	—	8
Foreign currency translation	—	—	—	—
Balance at October 31, 2020(1)	2,621	3,759	—	6,380
Acquisitions/adjustments	284	14	102	400
Foreign currency translation	—	23	—	23
Balance at October 31, 2021(1)	$2,905	$3,796	$102	$6,803
(1)Goodwill is net of accumulated impairment losses of $0.8 billion related to Corporate Investments.
Goodwill is tested for impairment at the reporting unit level. As of October 31, 2021, our reporting units are consistent with the reportable segments identified in Note 2, “Segment Information”. There were no goodwill impairments in fiscal years 2021, 2020 and 2019. Personal Systems had a negative carrying amount of net assets as of October 31, 2021, 2020 and 2019 primarily as a result of a favorable cash conversion cycle.
Intangible Assets
HP’s acquired intangible assets were composed of:

	As of October 31, 2021			As of October 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$526	$212	$314	$382	$149	$233
Technology and patents	814	425	389	621	332	289
Trade name and trademarks	95	14	81	26	8	18
Total intangible assets	$1,435	$651	$784	$1,029	$489	$540

For the fiscal year 2021, the increase in gross intangible assets was primarily due to intangible assets resulting from acquisitions. The intangibles acquired during the year were based on preliminary fair value estimates.
The weighted-average useful lives of intangible assets acquired during the period are as follows:

Weighted-Average Useful Life (in years)
Customer contracts and customer lists	5
Technology and patents	7
Trade name and trademarks	15

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 8: Goodwill and Intangible Assets (Continued)

As of October 31, 2021, estimated future amortization expense related to intangible assets was as follows:

Fiscal year	In millions
2022	$196
2023	152
2024	118
2025	76
2026	65
Thereafter	177
Total	$784

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9: Fair Value (Continued)
The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2021				As of October 31, 2020
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents
Corporate debt	$—	$1,112	$—	$1,112	$—	$1,700	$—	$1,700
Financial institution instruments	—	—	—	—	—	59	—	59
Government debt(1)	1,931	—	—	1,931	1,992	181	—	2,173
Available-for-Sale Investments
Corporate debt	—	—	—	—	—	169	—	169
Financial institution instruments	—	5	—	5	—	32	—	32
Government debt(1)	—	—	—	—	—	73	—	73
Marketable equity securities and mutual funds	15	56	—	71	5	53	—	58
Derivative Instruments
Interest rate contracts	—	—	—	—	—	4	—	4
Foreign currency contracts	—	277	—	277	—	191	—	191
Other derivatives	—	5	—	5	—	—	—	—
Total assets	$1,946	$1,455	$—	$3,401	$1,997	$2,462	$—	$4,459
Liabilities:
Derivative Instruments
Interest rate contracts	$—	$24	$—	$24	$—	$3	$—	$3
Foreign currency contracts	—	203	—	203	—	256	—	256
Other derivatives	—	—	—	—	—	3	—	3
Total liabilities	$—	$227	$—	$227	$—	$262	$—	$262
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
changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $8.0 billion as compared to its carrying amount of $7.5 billion at October 31, 2021. The fair value of HP’s short- and long-term debt was $6.7 billion as compared to its carrying value of $6.2 billion at October 31, 2020. If measured at fair value in the Consolidated Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
Other Financial Instruments: For the balance of HP’s financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in Other current liabilities on the Consolidated Balance Sheets, the carrying amounts approximate fair value due to their short maturities. If measured at fair value in the Consolidated Balance Sheets, these other financial instruments would be classified as Level 2 or Level 3 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of October 31, 2021				As of October 31, 2020
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$1,112	$—	$—	$1,112	$1,700	$—	$—	$1,700
Financial institution instruments	—	—	—	—	59	—	—	59
Government debt	1,931	—	—	1,931	2,173	—	—	2,173
Total cash equivalents	3,043	—	—	3,043	3,932	—	—	3,932
Available-for-Sale Investments:
Corporate debt(1)	—	—	—	—	169	—	—	169
Financial institution instruments(1)	5	—	—	5	32	—	—	32
Government debt(1)	—	—	—	—	73	—	—	73
Marketable equity securities and mutual funds	42	29	—	71	42	16	—	58
Total available-for-sale investments	47	29	—	76	316	16	—	332
Total cash equivalents and available-for-sale investments	$3,090	$29	$—	$3,119	$4,248	$16	$—	$4,264
(1)HP classifies its marketable debt securities as available-for-sale investments within Other current assets on the Consolidated Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2021 and 2020, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $31 million in fiscal year 2021, $40 million in fiscal year 2020, and $80 million in fiscal year 2019. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2021
	Amortized Cost	Fair Value
	In millions
Due in one year	$5	$5

Non-marketable equity securities in privately held companies are included in Other non-current assets in the Consolidated Balance Sheets. These amounted to $59 million and $44 million as of October 31, 2021 and 2020, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded in the fiscal year 2021.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

Derivative Instruments
HP uses derivatives to offset business exposure to foreign currency and interest rate risk on expected future cash flows and on certain existing assets and liabilities. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, interest rate swaps, total return swaps, treasury rate locks, forward starting swaps and, at times, option contracts to hedge certain foreign currency, interest rate and, return on certain investment exposures. HP may designate its derivative contracts as fair value hedges or cash flow hedges and classifies the cash flows with the activities that correspond to the underlying hedged items. Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Consolidated Balance Sheets.
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $64 million and $90 million as of October 31, 2021 and 2020, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of October 31, 2021 and 2020.
Fair Value Hedges
HP enters into fair value hedges, such as interest rate swaps, to reduce the exposure of its debt portfolio to changes in fair value resulting from changes in benchmark interest rates on HP’s future interest payments.
For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the change in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net in the Consolidated Statements of Earnings in the period of change.
During the fiscal year 2021, HP entered into interest rate swaps with a notional amount of $375 million that were designated as fair value hedges, to convert a portion of its fixed-rate debt to floating. HP terminated interest rate swaps with a notional amount of $500 million that were de-designated as fair value hedges, including $250 million notional amount related to certain fixed-rate debt securities that were extinguished, resulting in an immaterial loss.
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
During the fiscal year 2021, HP entered into a series of forward starting swap agreements with notional amounts totaling $2.25 billion to hedge the exposure to variability in future cash flows resulting from changes in interest rate related to anticipated issuance of long-term debt. These agreements were designated as cash flow hedges. In June 2021, a series of these forward starting swaps totaling $750 million notional amount were settled upon the issuance of the senior notes resulting in an immaterial loss recognized in Accumulated other comprehensive loss. The loss will be reclassified to Interest and other, net over the life of the related debt.
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
During the fiscal 2021 and 2020, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Balance Sheets were as follows:

	As of October 31, 2021					As of October 31, 2020
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$—	$—	$16	$875	$4	$—	$—	$3
Cash flow hedges:
Foreign currency contracts	17,137	198	69	148	42	15,661	148	30	199	37
Interest rate contracts	1,500	—	—	—	8	—	—	—	—	—
Total derivatives designated as hedging instruments	19,387	198	69	148	66	16,536	152	30	199	40
Derivatives not designated as hedging instruments
Foreign currency contracts	6,293	10	—	13	—	5,319	13	—	20	—
Other derivatives	103	5	—	—	—	142	—	—	3	—
Total derivatives not designated as hedging instruments	6,396	15	—	13	—	5,461	13	—	23	—
Total derivatives	$25,783	$213	$69	$161	$66	$21,997	$165	$30	$222	$40

Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

October 31, 2021 and 2020, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Derivatives	Financial Collateral		Net Amount
	In millions
As of October 31, 2021
Derivative assets	$282	$—	$282	$160	$65	(1)	$57
Derivative liabilities	$227	$—	$227	$160	$64	(2)	$3
As of October 31, 2020
Derivative assets	$195	$—	$195	$156	$4	(1)	$35
Derivative liabilities	$262	$—	$262	$156	$130	(2)	$(24)
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
Effect of Derivative Instruments in the Consolidated Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship were as follows:

Derivative Instrument	Hedged Item	Location	For the fiscal years ended October 31	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Interest rate contracts	Fixed-rate debt	Interest and other, net	2021	$2,209	$(17)	$17
			2020	$(231)	$6	$(6)
			2019	$(1,354)	$27	$(27)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive loss was as follows:

	For the fiscal years ended October 31
	2021	2020	2019
	In millions
Gain/(loss) recognized in Accumulated other comprehensive loss on derivatives:
Foreign currency contracts	$(117)	$(197)	$252
Interest rate contracts	$(15)	$(4)	$—

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Total amounts of income/ (expense) line items in the statement of financial performance in which the effects of cash flow hedges are recorded			Gain/ (loss) reclassified from Accumulated other comprehensive loss into earnings
	For the fiscal years ended October 31			For the fiscal years ended October 31
	2021	2020	2019	2021	2020	2019
	In millions			In millions
Net revenue	$63,487	$56,639	$58,756	$(214)	$108	$425
Cost of revenue	(50,070)	(46,202)	(47,586)	(30)	(25)	(43)
Operating expenses	(8,115)	(6,975)	(7,293)	1	2	(2)
Interest and other, net	2,209	(231)	(1,354)	—	—	—
Total	$7,511	$3,231	$2,523	$(243)	$85	$380
As of October 31, 2021, HP expects to reclassify an estimated Accumulated other comprehensive gain of approximately $10 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive loss based on the change of market rate, and therefore could have different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Statements of Earnings for fiscal years 2021, 2020 and 2019 was as follows:

	Gain/(loss) recognized in earnings on derivative instrument
	Location	2021	2020	2019
		In millions
Foreign currency contracts	Interest and other, net	$(65)	$40	$(119)
Other derivatives	Interest and other, net	8	(9)	14
Total		$(57)	$31	$(105)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11: Borrowings

Notes Payable and Short-Term Borrowings

	As of October 31
	2021		2020
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Commercial paper	$400	0.2%	$—	—%
Current portion of long-term debt	672	3.8%	633	4.0%
Notes payable to banks, lines of credit and other	34	1.2%	41	1.6%
	$1,106		$674
Long-Term Debt

	As of October 31
	2021	2020
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	—	412
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	—	586
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
2019 Shelf Registration Statement:
$1,150 issued at discount to par at a price of 99.769% in June 2020 at 2.2%, due June 2025	1,148	1,148
$1,000 issued at discount to par at a price of 99.718% in June 2020 at 3.0%, due June 2027	997	997
$850 issued at discount to par at a price of 99.790% in June 2020 at 3.4%, due June 2030	848	848
Private Placement:
$1,000 issued at discount to par at a price of 99.808% in June 2021 at 1.45%, due June 2026	999	—
$1,000 issued at discount to par at a price of 99.573% in June 2021 at 2.65%, due June 2031	996	—
	6,686	5,689
Other borrowings at 0.51%-9.00%, due in fiscal years 2022-2028	439	522
Fair value adjustment related to hedged debt	(16)	2
Unamortized debt issuance cost	(51)	(37)
Current portion of long-term debt	(672)	(633)
Total long-term debt	$6,386	$5,543
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
As of October 31, 2021, aggregate future maturities of debt at face value (excluding unamortized debt issuance cost of $51 million, discounts on debt issuance of $14 million, and fair value adjustment related to hedged debt of $16 million), including other borrowings were as follows:

Fiscal year	In millions
2022	$1,108
2023	131
2024	79
2025	1,191
2026	1,013
Thereafter	4,051
Total	$7,573
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
Commercial Paper
As of October 31, 2021, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.
Credit Facilities
As of October 31, 2021, HP maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility (the “New Revolving Facility”), which HP entered into on May 26, 2021. Commitments under the New Revolving Facility will be available until May 26, 2026. As of October 31, 2020, HP had maintained a $4.0 billion senior unsecured committed revolving credit facility and a $1.0 billion 364-day revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the $4.0 billion and $1.0 billion revolving credit facilities were terminated concurrently with the execution of the New Revolving Facility.
Commitment fees, interest rates and other terms of borrowing under the New Revolving Facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the New Revolving Facility may be used for general corporate purposes.
As of October 31, 2021, HP was in compliance with the covenants in the New Revolving Facility.
Available Borrowing Resources
As of October 31, 2021, HP had available borrowing resources of $579 million from uncommitted lines of credit in addition to the New Revolving Facility.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. In fiscal year 2021, HP executed share repurchases of 224 million shares and settled total shares for $6.3 billion. In fiscal year 2020, HP executed share repurchases of 168 million shares and settled total shares for $3.1 billion. In fiscal year 2019, HP executed share repurchases of 118 million shares and settled total shares for $2.4 billion. Share repurchases executed during fiscal years 2021, 2020, and 2019 included 1.6 million shares, 2.3 million shares, and 0.9 million shares settled in November 2021, 2020, and 2019, respectively.
The shares repurchased in fiscal years 2021, 2020 and 2019 were all open market repurchase transactions. On February 22, 2020, HP’s Board of Directors increased HP’s share repurchase authorization to $15.0 billion in total. As of October 31, 2021, HP had approximately $6.4 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
Taxes related to Other Comprehensive Income (Loss)

	For the fiscal years ended October 31
	2021	2020	2019
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax provision on unrealized gains arising during the period	$(1)	$—	$—

Tax effect on change in unrealized components of cash flow hedges:
Tax (provision) benefit on unrealized gains (losses) arising during the period	(9)	20	(37)
Tax (benefit) provision on losses (gains) reclassified into earnings	(17)	28	46
	(26)	48	9
Tax effect on change in unrealized components of defined benefit plans:
Tax (provision) benefit on gains (losses) arising during the period	(177)	11	64
Tax benefit on amortization of actuarial loss and prior service benefit	(17)	(19)	(11)
Tax benefit (provision) on curtailments, settlements and other	9	(41)	(104)
	(185)	(49)	(51)
Tax effect on change in cumulative translation adjustment	(1)	2	—
Tax (provision) benefit on other comprehensive income (loss)	$(213)	$1	$(42)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 12: Stockholders’ Deficit (Continued)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	For the year ended October 31
	2021	2020	2019
	In millions
Other comprehensive income (loss), net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	$4	$2	$1
Losses reclassified into earnings	—	—	3
	4	2	4
Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(141)	(181)	215
Losses (gains) reclassified into earnings	226	(57)	(334)
	85	(238)	(119)
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	831	(18)	(239)
Amortization of actuarial loss and prior service benefit(1)	63	64	32
Curtailments, settlements and other	(27)	174	(62)
	867	220	(269)
Change in cumulative translation adjustment	27	(2)	4
Other comprehensive income (loss), net of taxes	$983	$(18)	$(380)
(1)These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4,
    “Retirement and Post-Retirement Benefit Plans”.
The components of Accumulated other comprehensive loss, net of taxes as of October 31, 2021 and changes during fiscal year 2021 were as follows:

	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$11	$(66)	$(1,190)	$2	$(1,243)
Other comprehensive gains (losses) before reclassifications	4	(141)	831	27	721
Reclassifications of losses into earnings	—	226	63	—	289
Reclassifications of curtailments, settlements and other into earnings	—	—	(27)	—	(27)
Balance at end of period	$15	$19	$(323)	$29	$(260)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	For the fiscal years ended October 31
	2021	2020	2019
	In millions, except per share amounts
Numerator:
Net earnings	$6,503	$2,844	$3,152
Denominator:
Weighted-average shares used to compute basic net EPS	1,208	1,413	1,515
Dilutive effect of employee stock plans	12	7	9
Weighted-average shares used to compute diluted net EPS	1,220	1,420	1,524
Net earnings per share:
Basic	$5.38	$2.01	$2.08
Diluted	$5.33	$2.00	$2.07
Anti-dilutive weighted-average stock-based compensation awards(1)	2	13	7

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 14: Litigation and Contingencies
     HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of October 31, 2021, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
Litigation, Proceedings and Investigations
Copyright Levies. Proceedings are ongoing or have been concluded involving HP in certain European countries, challenging the imposition or the modification of levies regimes upon IT equipment (such as PCs or printers) or the restrictions to exonerate the application of private copying levies on devices purchased by business users. The levies are generally based upon the number of products sold and the per-product amounts of the levies, which vary. Some European countries are expected to implement legislation to introduce or extend existing levy schemes to digital devices. HP, other companies and various industry associations have opposed the extension of levies to the digital environment and certain requirements for business sales exemptions, and have advocated alternative models of compensation to rights holders.
Based on industry opposition to the extension of levies to digital products, HP’s assessments of the merits of various proceedings and HP’s estimates of the number of units impacted and the amounts of the levies, HP has accrued amounts that it believes are adequate to address the ongoing disputes.
Hewlett-Packard Company v. Oracle Corporation. On June 15, 2011, HP filed suit against Oracle Corporation (“Oracle”) in California Superior Court in Santa Clara County in connection with Oracle’s March 2011 announcement that it was discontinuing software support for HP’s Itanium-based line of mission-critical servers. HP asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. In the first phase of the bifurcated trial, the court ruled that the contract at issue required Oracle to continue to offer its software products on HP’s Itanium-based servers for as long as HP decided to sell such servers. In the second phase, the jury returned a verdict in favor of HP, awarding HP approximately $3.0 billion in damages, which included approximately $1.7 billion for past lost profits and $1.3 billion for future lost profits. The court entered judgment for HP for this amount with interest accruing until the judgment is paid. Oracle appealed the trial court’s judgment and HP filed a cross-appeal challenging the trial court’s denial of prejudgment interest. The Court of Appeals affirmed both the trial court’s judgment and its denial of prejudgment interest to HP. Oracle filed a petition with the California Supreme Court for review, which was denied on September 29, 2021. On October 12, 2021, Oracle paid approximately $4.65 billion to satisfy the judgment with interest. During the fourth quarter of fiscal 2021, HP recorded approximately $2.3 billion as a gain (Interest and other, net) in relation to the damages awarded, representing HP’s interest in the amount recovered, which is being shared equally between HP and Hewlett Packard Enterprise, less $47.4 million reimbursed to Hewlett Packard Enterprise for certain costs incurred in the prosecution of the action prior to the Separation. Oracle has until December 28, 2021 to file a petition for certiorari asking the United States Supreme Court for review. Review by the United States Supreme Court is discretionary, and HP believes the likelihood the award of damages will be reduced or reversed is remote.
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise (“HPE”) alleging the defendants violated federal and state law by terminating older workers and replacing them with younger workers. In their most recent complaint, plaintiffs seek to represent (1) a putative nationwide federal Age Discrimination in Employment Act (ADEA) collective comprised of all former HP Inc. employees 40 years of age and older who had their employment terminated under a WFR plan in or after 2014 or 2015, depending on state law; and (2) a putative Rule 23 class under California law comprised of all former HP Inc. employees 40 years of age and older who had their employment terminated in California under a WFR plan in or after 2012. Excluded from the putative collective and class are employees who (a) signed a Waiver and General Release Agreement at termination, or (b) signed an Agreement to Arbitrate Claims. Similar

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Litigation and Contingencies (Continued)

claims are pending against HPE. Because the court granted plaintiffs’ motion for preliminary certification of the putative nationwide ADEA collectives, a third-party administrator has notified eligible former employees of their right to opt into the ADEA collective. Former employees must opt in by February 15, 2022. Plaintiffs seek monetary damages, punitive damages, and other relief.
India Directorate of Revenue Intelligence Proceedings. On April 30 and May 10, 2010, the India Directorate of Revenue Intelligence (the “DRI”) issued show cause notices to Hewlett-Packard India Sales Private Limited (“HP India”), a subsidiary of HP, seven HP India employees and one former HP India employee alleging that HP India underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties and interest. Prior to the issuance of the notices, HP India deposited approximately $16 million with the DRI and agreed to post a provisional bond in exchange for the DRI’s agreement to not seize HP India products and spare parts or interrupt business by HP India.
On April 11, 2012, the Bangalore Commissioner of Customs issued an order on the products-related notice affirming certain duties and penalties against HP India and the named individuals of approximately $386 million, of which HP India had already deposited $9 million. On December 11, 2012, HP India voluntarily deposited an additional $10 million in connection with the products-related notice. The differential duty demand is subject to interest. On April 20, 2012, the Commissioner issued an order on the parts-related notice affirming certain duties and penalties against HP India and certain of the named individuals of approximately $17 million, of which HP India had already deposited $7 million. After the order, HP India deposited an additional $3 million in connection with the parts-related notice so as to avoid certain penalties.
HP India filed appeals of the Commissioner’s orders before the Customs, Excise and Service Tax Appellate Tribunal (the “Customs Tribunal”) along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. On February 7, 2014, the Customs Tribunal granted HP India’s application for extension of the stay of deposit until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner’s orders and rejected HP India’s request to remand the matter to the Commissioner on procedural grounds. The Customs Tribunal cancelled hearings to reconvene in 2015, 2016, and January 2019. On January 20, 2021, the Customs Tribunal held a virtual hearing during which the judge allowed HP’s application for a physical hearing on the merits as soon as practicable, which will be scheduled when physical hearings resume at court. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has agreed to indemnify HP in part, based on the extent to which any liability arises from the products and spare parts of Hewlett Packard Enterprise’s businesses.
Philips Patent Litigation. In September 2020, Koninklijke Philips N.V. and Philips North America LLC (collectively, “Philips”) filed a complaint against HP for patent infringement in federal court for the District of Delaware and filed a companion complaint with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act against HP and 8 other sets of respondents. Both complaints allege that certain digital video-capable devices and components thereof infringe four of Philips patents. In October 2020, the ITC instituted an investigation, and Philips later withdrew two of the four patents. On October 21, 2021, the ITC rendered an initial determination that there is no violation of Section 337. The ITC is expected to render a final decision by February 22, 2022. In the ITC proceeding, Philips seeks an order enjoining respondents from importing, or selling after importation, the accused products. In the district court case, Philips seeks unspecified damages and an injunction against HP, and the case has been stayed pending resolution of the ITC proceeding.
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
In re HP Inc. Securities Litigation (Electrical Workers Pension Fund, Local 103, I.B.E.W. v. HP Inc., et al.). On February 19, 2020, Electrical Workers Pension Fund, Local 103, I.B.E.W. filed a putative class action complaint against HP, Dion Weisler, Catherine Lesjak, and Steven Fieler in U.S. District Court in the Northern District of California. The court appointed the State of Rhode Island, Office of the General Treasurer, on behalf of the Employees’ Retirement System of Rhode Island and Iron Workers Local 580 Joint Funds as Lead Plaintiffs. Lead Plaintiffs filed an amended complaint, which

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Litigation and Contingencies (Continued)

additionally named as defendants Enrique Lores and Christoph Schell. HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted HP’s motion to dismiss and granted plaintiffs leave to amend the complaint. Plaintiffs’ second amended complaint, which no longer names Christoph Schell as a defendant, alleges, among other things, that from February 23, 2017 to October 3, 2019, HP and the named officers violated Sections 10(b) and 20(a) of the Exchange Act by making false or misleading statements about HP’s printing supplies business. It further alleges that Dion Weisler and Enrique Lores violated Sections 10(b) and 20A of the Exchange Act by allegedly selling shares of HP common stock during this period while in possession of material, non-public adverse information about HP’s printing supplies business. Plaintiffs seek compensatory damages and other relief. HP and the named officers filed a motion to dismiss the second amended complaint for failure to state a claim upon which relief can be granted. On September 15, 2021, the court granted HP’s motion. Plaintiffs are appealing the decision.
York County on behalf of the County of York Retirement Fund v. HP Inc., et al., and related proceedings. On November 5, 2020, York County, on behalf of the County of York Retirement Fund, filed a putative class action complaint against HP, Dion Weisler, and Catherine Lesjak in federal court in the Northern District of California. The court appointed Maryland Electrical Industry Pension Fund as Lead Plaintiff. Lead Plaintiff filed a consolidated complaint, which additionally names as defendants Enrique Lores and Richard Bailey. The complaint alleges, among other things, that from November 5, 2015 to June 21, 2016, HP and the named current and former officers violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business. Plaintiff seeks compensatory damages and other relief. HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. That motion is fully briefed. On May 17, 2021, stockholder Scott Franklin filed a derivative complaint against certain current and former officers and directors in federal court in the District of Delaware. Plaintiff purports to bring the action on behalf of HP, which he has named as a nominal defendant, and it makes substantially the same factual allegations as in the York County securities complaint, bringing claims for breach of fiduciary duty and violations of securities laws. The derivative plaintiff seeks compensatory damages, governance reforms, and other relief. By court order following stipulations by the parties, the case was transferred to the Northern District of California, and the case was stayed pending a ruling on the motion to dismiss in York County.
Legal Proceedings re Authentication of Supplies. Civil litigation or government investigations involving supplies authentication protocols used in certain HP printers are pending, have concluded, or may be filed or opened in multiple geographies, including but not limited to the United States, Italy, Israel, and the Netherlands. The supplies authentication protocols are often referred to as Dynamic Security. The core allegations in these proceedings claim misleading or inadequate consumer notifications and permissions pertaining to the use of Dynamic Security, the impact of firmware updates, or the potential inability of cartridges with clone chips or circuitry to work in HP printers with Dynamic Security.
123Inkt Foundation litigation (Netherlands). On November 23, 2016, a foundation known as Stichting 123Inkt-Huismerk Klanten (the “Foundation”) filed a complaint in district court in Amsterdam against HP Nederland B.V. and HP Inc. arising out of the use of Dynamic Security in certain OfficeJet printers. Digital Revolution B.V. (trading as 123Inkt) established the Foundation to pursue the interests of approximately 960 of its customers who transferred their claims to it. The complaint alleges that HP’s use of Dynamic Security was unlawful, asserts a variety of claims, and seeks injunctive relief to prohibit use of Dynamic Security, damages, and attorneys’ fees. In December 2019, the Amsterdam Court of Appeal rejected the Foundation’s argument that Dynamic Security is unlawful but ruled that error messages displayed on HP printers in September 2016 without providing prior warning regarding Dynamic Security were misleading. Both parties appealed to the Supreme Court of the Netherlands. In July 2021, the Attorney General issued a non-binding opinion concluding that both parties’ appeals should be rejected. The Supreme Court has scheduled its final decision to be delivered on January 7, 2022.
Gensin v. HP Inc. (Israel). HP is named in a consolidated, consumer class action pending in the District Court in Jerusalem relating to HP’s use of Dynamic Security in certain OfficeJet printers, which was initially filed on October 25,2017. Plaintiff asserts consumer protection, tort and other statutory claims primarily on the basis that no information on Dynamic Security was available in Hebrew, and plaintiff seeks class relief, injunctive relief, damages, and attorneys’ fees. HP has reached an agreement to settle this case, which has been submitted to the Court for approval. The Court has scheduled a hearing for January 13, 2022 to address any issues that may arise with the settlement.
Parziale v. HP Inc. (United States). In August 2019, HP was named in this purported nationwide consumer class action in federal court in the Northern District of California arising out of the use of Dynamic Security in certain OfficeJet printers. Plaintiff’s Second Amended Complaint alleged claims under Florida Consumer Protection statutes, the federal Computer Fraud and Abuse Act, and for trespass to chattels. Plaintiff sought class relief, injunctive relief, damages, including punitive damages, and attorneys’ fees. On September 29, 2020, the court granted HP’s motion to dismiss, dismissing the case in

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Litigation and Contingencies (Continued)

full with prejudice. The plaintiff appealed, and the parties subsequently reached a settlement. On August 2, 2021, the plaintiff dismissed the appeal with prejudice.
Consumer Protection Investigation (Italy). In December 2020, the Italian Competition Authority (Autorità Garante della Concorrenza e del Mercato) (“AGCM”) notified HP of its decision that HP engaged in unfair commercial practices with respect to its disclosures to consumers about Dynamic Security and alleged use of certain warranty and data collection practices regarding the use of third-party cartridges in HP printers. The AGCM decision (i) ordered HP to end the allegedly unfair commercial practices; (ii) fined HP €5 million for each alleged unfair practice (total €10 million); (iii) required HP to file a compliance report within 60 days; (iv) ordered HP to publicly publish a corrective statement within 120 days; and (v) ordered HP to amend the packaging of its printers within 120 days. On December 21, 2020, HP paid the imposed fines. On February 5, 2021, HP filed an appeal. On April 6, 2021, HP filed its compliance report, which it subsequently supplemented, and, on June 23, 2021 the AGCM accepted the compliance plan as sufficient. HP’s appeal is pending in front of the Regional Administrative Court of Lazio.
Digital Revolution B.V. v. HP Nederland B.V., et al. (Netherlands). On March 30, 2020, Digital Revolution B.V. (trading as 123Inkt) served a complaint filed in Amsterdam District Court. The complaint generally alleges that HP’s use of Dynamic Security in certain HP printers constituted a violation of competition law and unfair and misleading commercial practices and advertising. The complaint asserts a variety of claims and seeks injunctive relief, including prohibition of Dynamic Security and disclosure of cartridge authentication protocols, damages, and attorneys’ fees. On September 9, 2020, HP filed its defense and a counterclaim for unfair commercial practices and misleading and unlawful comparative advertising. The Court held an oral hearing on September 13, 2021. The Court’s decision has not yet issued and is subject to appeal.
Mobile Emergency Housing Corp., et al. v. HP, Inc. (United States). In December 2020, HP was named in a putative nationwide consumer class action pending in federal court in California arising out of the use of Dynamic Security firmware updates in certain LaserJet printers. The complaint alleges a variety of claims, including state consumer protection and unfair business claims and state and federal computer access and data collection claims. Plaintiffs seek compensatory damages, restitution, injunctive relief against alleged unfair business practices, and other relief. The case is in its early stages and discovery has commenced.
Autonomy-Related Legal Matters
Investigations. As a result of the findings of an internal investigation, HP provided information to government authorities, including the U.S. Department of Justice (“DOJ”) related to accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred before and in connection with HP’s 2011 acquisition of Autonomy. In November 2016, a federal grand jury indicted Sushovan Hussain, former CFO of Autonomy on charges of conspiracy to commit wire fraud, securities fraud, and multiple counts of wire fraud. The indictment alleged that Mr. Hussain engaged in a scheme to defraud purchasers and sellers of securities of Autonomy and HP about Autonomy’s true financial performance and condition. On April 30, 2018, a jury found Mr. Hussain guilty of all charges against him, and that judgment was affirmed on appeal in August 2020. In November 2018, a federal grand jury indicted Michael Lynch, former CEO of Autonomy, and Stephen Chamberlain, former VP of Finance of Autonomy. The indictment charged Dr. Lynch and Mr. Chamberlain with conspiracy to commit wire fraud and multiple counts of wire fraud. HP is continuing to cooperate with the ongoing enforcement actions.

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
Cross-Indemnifications with Hewlett Packard Enterprise
The separation and distribution agreement provides for cross-indemnities between HP and Hewlett Packard Enterprise for liabilities allocated to the respective party pursuant to the terms of such agreement. For information on cross-indemnifications with Hewlett Packard Enterprise for litigation matters, see Note 14, “Litigation and Contingencies”.
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
HP’s aggregate product warranty liabilities and changes were as follows:

	For the fiscal years ended October 31
	2021	2020
	In millions
Balance at beginning of year	$993	$922
Accruals for warranties issued	1,003	977
Adjustments related to pre-existing warranties (including changes in estimates)	28	38
Settlements made (in cash or in kind)	(1,065)	(944)
Balance at end of year	$959	$993

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 16: Commitments
Unconditional Purchase Obligations
As of October 31, 2021, HP had unconditional purchase obligations of $6.9 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancellable without penalty.
As of October 31, 2021, unconditional purchase obligations were as follows:

Fiscal year	In millions
2022	$2,642
2023	2,505
2024	1,663
2025	110
2026	5
Thereafter	15
Total	$6,940

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 17: Leases
HP determines, at lease inception, whether or not an arrangement contains a lease. A significant portion of the operating lease portfolio includes real estate leases. Additionally, HP has identified embedded operating leases within certain outsourced supply chain contracts. Leasing arrangements typically range in terms from 1 to 12 years with varying renewal and termination options. Substantially all of HP’s leases are considered operating leases. Finance leases, short-term leases and sub-lease income were not material as of October 31, 2021 and 2020 or for the fiscal years ended October 31, 2021 and 2020, respectively.
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
HP reviews the impairment of the ROU assets consistent with the approach applied for other long-lived assets.
The components of lease expense are as follows:

	For the fiscal years ended October 31
	2021	2020
	In millions
Operating lease cost	$235	$236
Variable cost	101	108
Total lease expense	$336	$344
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
The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments made from variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	For the fiscal years ended October 31
	2021	2020
	In millions
Cash paid for amount included in the measurement of lease liabilities	$238	$236
Right-of-use assets obtained in exchange of lease liabilities(1)	$385	$226
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 17: Leases (Continued)

Weighted-average information associated with the measurement of our remaining operating lease liabilities is as follows:

	As of October 31
	2021	2020
Weighted-average remaining lease term in years	5	6
Weighted-average discount rate	3.4%	3.1%
The following maturity analysis presents expected undiscounted cash outflows for operating leases on an annual basis for the next five years:

Fiscal year	In millions
2022	$382
2023	296
2024	194
2025	138
2026	109
Thereafter	262
Total lease payments	1,381
Less: Imputed interest	95
Total lease liabilities	$1,286
There were no material operating leases that HP had entered into and that were yet to commence as of October 31, 2021.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Acquisitions
Acquisitions in fiscal 2021
In fiscal 2021, HP completed four acquisitions. The estimated fair value of the assets acquired and liabilities assumed at the acquisition date for all four acquisitions, as set forth in the table below, reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The fair values of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and non income-based taxes, and residual goodwill are not yet finalized and subject to change. HP expects to continue to obtain information to assist in the calculation of the fair value of the net assets acquired at the acquisition date during the measurement period.
Pro forma results of operations for these acquisitions have not been presented because they are not material to HP’s consolidated results of operations, either individually or in the aggregate. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.

The following table presents the aggregate estimated fair values of the assets acquired and liabilities assumed, including those items that are still preliminary allocations, for all of HP's acquisitions in fiscal 2021:

In millions
Goodwill	$400
Amortizable intangible assets	385
Net assets acquired	120
Total fair value of consideration	$905
Acquisition of HyperX, the gaming division of Kingston Technology Company
HP’s largest acquisition in fiscal 2021 was its acquisition of HyperX, the gaming division of Kingston Technology Company which was completed in June 2021 with a total fair value purchase consideration of $412 million. The acquisition supports HP’s strategy to drive growth in gaming and peripherals within the Personal Systems segment. In connection with this acquisition, HP recorded approximately $112 million of goodwill and $197 million of amortizable purchased intangible assets.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
See Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in Item 8, which are incorporated herein by reference.
ITEM 9B. Other Information.
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
The names of the executive officers of HP and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.
The following information is included in HP’s Proxy Statement related to its 2022 Annual Meeting of Stockholders to be filed within 120 days after HP’s fiscal year end of October 31, 2021 (the “Proxy Statement”) and is incorporated herein by reference:
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
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The following information is included in the Proxy Statement and is incorporated herein by reference:
•Information regarding transactions with related persons is set forth under “Corporate Governance and Board of Directors—Management Proposal No. 1 Election of Directors—Related-Person Transactions Policies and Procedures—Fiscal 2021 Related-Person Transactions.”
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
3.Exhibits:

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(c)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	February 13, 2019
3(f)	Certificate of Designations of Series A Junior Participating Preferred Stock of HP Inc.	8-K	001-04423	3.1	February 20, 2020
4(a)	Form of Senior Indenture	S-3	333-21516	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-21516	4.2	December 15, 2016
4(c)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(d)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(e)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012
4(f)	Specimen certificate for the Registrant’s common stock.	8-A/A	001-04423	4.1	June 23, 2006
4(g)	First Supplemental Indenture, dated as of March 26, 2018, to the Indenture, dated as of June 1, 2000, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04423	4(j)	June 5, 2018
4(h)	Description of HP Inc.’s securities.	10-K	001-04423	4(j)	December 12, 2019
4(i)	Indenture, dated as of June 17, 2020, between HP Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-04423	4.1	June 17, 2020
4(j)	Form of 2.200% notes due 2025 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.5	June 17, 2020
4(k)	Form of 3.000% notes due 2027 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.5	June 17, 2020
4(l)	Form of 3.400% notes due 2030 and related Officers’ Certificate.	8-K	001-04423	4.4 and 4.5	June 17, 2020
4(m)	First Supplemental Indenture, dated as of June 16, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-04423	4.2	June 21, 2021
4(n)	Registration Rights Agreement, dated as of June 16, 2021, by and among the Registrant and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers of the Notes.	8-K	001-04423	4.3	June 21, 2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(e)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(f)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(g)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(h)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(i)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(j)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(k)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(1)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(m)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(n)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(q)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(r)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(e)(e)(e)	March 11, 2015
10(s)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(t)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(u)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(v)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(w)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2017.*	10-K/A	001-04423	10(n)(n)	December 15, 2017
10(y)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective February 28, 2020.*	10-Q	001-04423	10(p)(p)	March 5, 2020
10(z)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(a)(a)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(b)(b)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(c)(c)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(d)(d)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(e)(e)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(f)(f)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(g)(g)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(h)(h)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(i)(i)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(h)(h)(h)	December 13, 2018
10(j)(j)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2018).*	10-Q	001-04423	10(j)(j)(j)	March 5, 2019
10(k)(k)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018).*	10-Q	001-04423	10(k)(k)(k)	March 5, 2019
10(l)(l)	Form of Grant Agreement for grants of restricted stock units (for use from July 1, 2019).*	10-Q	001-04423	10(l)(l)(l)	August 29, 2019
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(m)(m)(m)	December 12, 2019
10(n)(n)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(n)(n)(n)	December 12, 2019

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)(o)	Form of Grant Agreement for grants of stock options for directors (for use from January 15, 2020).*	10-Q	001-04423	10(m)(m)(m)	March 5, 2020
10(p)(p)	Form of Grant Agreement for grants of restricted stock units for directors (for use from January 15, 2020).*	10-Q	001-04423	10(n)(n)(n)	March 5, 2020
10(q)(q)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(o)(o)(o)	March 5, 2020
10(r)(r)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(p)(p)(p)	March 5, 2020
10(s)(s)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(q)(q)(q)	March 5, 2020
10(t)(t)	Amendment Number One to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(r)(r)(r)	June 5, 2020
10(u)(u)	Amendment Number One to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(s)(s)(s)	June 5, 2020
10(v)(v)	HP Inc. 2021 Employee Stock Purchase Plan.*	10-Q	001-04423	10(t)(t)(t)	June 5, 2020
10(w)(w)	Amendment Number Two to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective September 21, 2020.*	10-K	001-04423	10(x)(x)(x)	December 10, 2020
10(x)(x)	Amendment Number Two to Registrant's 2005 Executive Deferred Compensation Plan (as amended effective September 21, 2020).*	10-K	001-04423	10(y)(y)(y)	December 10, 2020
10(y)(y)	Form of Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(x)(x)(x)	March 5, 2021
10(z)(z)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(y)(y)(y)	March 5, 2021
10(a)(a)(a)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(z)(z)(z)	March 5, 2021
10(b)(b)(b)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)(a)	March 5, 2021
10(c)(c)(c)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(b)(b)(b)(b)	March 5, 2021
10(d)(d)(d)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(c)(c)(c)(c)	March 5, 2021
10(e)(e)(e)	Form of Grant Agreement for grants of restricted stock units for directors.*	10-Q	001-04423	10(d)(d)(d)(d)	March 5, 2021
10(f)(f)(f)
First Amendment to the Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective February 28, 2020 (as amended effective December 7, 2020)*
		10-Q	001-04423	10(e)(e)(e)(e)	March 5, 2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(g)(g)(g)	Amendment Number Three to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective November 17, 2020).*	10-Q	001-04423	10(f)(f)(f)(f)	March 5, 2021
10(h)(h)(h)	Special Advisor to the CEO Agreement dated as of January 16, 2021 by and between the Registrant and Kim Rivera.*	10-Q	001-04423	10(g)(g)(g)(g)	March 5, 2021
10(i)(i)(i)	Five-Year Credit Agreement, dated as of May 26, 2021, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-04423	10.1	June 1, 2021
10(j)(j)(j)	Amendment Number Four to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective as of April 1, 2021 and December 31, 2021).*	10-Q	001-04423	10(j)(j)(j)	September 3, 2021
21	Subsidiaries of the Registrant as of October 31, 2021.†
23	Consent of Independent Registered Public Accounting Firm.†
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).†
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

Date: December 9, 2021	HP INC.
	By:	/s/ MARIE MYERS
Marie Myers Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marie Myers, Harvey Anderson and Rick Hansen, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ ENRIQUE LORES	President and Chief Executive Officer and Director (Principal Executive Officer)	December 9, 2021
Enrique Lores

/s/ MARIE MYERS	Chief Financial Officer (Principal Financial Officer)	December 9, 2021
Marie Myers

/s/ BARB BARTON WEISZHAAR	Acting Global Controller (Principal Accounting Officer)	December 9, 2021
Barb Barton Weiszhaar

/s/ AIDA ALVAREZ	Director	December 9, 2021
Aida Alvarez

/s/ SHUMEET BANERJI	Director	December 9, 2021
Shumeet Banerji

/s/ ROBERT R. BENNETT	Director	December 9, 2021
Robert R. Bennett

/s/ CHARLES V. BERGH	Director	December 9, 2021
Charles V. Bergh

/s/ BRUCE BROUSSARD	Director	December 9, 2021
Bruce Broussard

/s/ STACY BROWN-PHILPOT	Director	December 9, 2021
Stacy Brown-Philpot

/s/ STEPHANIE BURNS	Director	December 9, 2021
Stephanie Burns

/s/ MARY ANNE CITRINO	Director	December 9, 2021
Mary Anne Citrino

/s/ RICHARD L. CLEMMER	Director	December 9, 2021
Richard L. Clemmer

/s/ JUDITH MISCIK	Director	December 9, 2021
Judith Miscik

/s/ KIM K.W. RUCKER	Director	December 9, 2021
Kim K.W. Rucker

/s/ SUBRA SURESH	Director	December 9, 2021
Subra Suresh