Form 10-Q
period 2022-01-31
HP INC
filed 2022-03-07
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP Inc. common stock outstanding as of January 31, 2022 was 1,060,987,032 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended January 31, 2022
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any statements regarding the potential impact of the COVID-19 pandemic and the actions by governments, businesses and individuals in response to the situation; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, demand, performance, market share or competitive performance relating to products or services; any statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims, disputes or other litigation matters; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can also generally be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Risks, uncertainties and assumptions include factors relating to the effects of the COVID-19 pandemic and the actions by governments, businesses and individuals in response to the situation, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; the need to manage (and reliance on) third-party suppliers, including with respect to component shortages, and the need to manage HP’s global, multi-tier distribution network, limit potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; HP’s ability to execute on its strategic plan, including the previously announced initiatives, business model changes and transformation; execution of planned structural cost reductions and productivity initiatives; HP’s ability to complete any contemplated share repurchases, other capital return programs or other strategic transactions; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy and business model changes and transformation; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution, reseller and customer landscape; the development and transition of new products and services and the enhancement of existing products and services to meet evolving customer needs and respond to emerging technological trends; successfully competing and maintaining the value proposition of HP’s products, including supplies; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products or our uneven sales cycle; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; the hiring and retention of key employees; the impact of macroeconomic and geopolitical trends and events, including the unfolding situation in Ukraine and its regional and global ramifications and the effects of inflation; risks associated with HP’s international operations; the execution and performance of contracts by HP and its suppliers, customers, clients and partners, including logistical challenges with respect to such execution and performance; changes in estimates and assumptions HP makes in connection with the preparation of its financial statements; disruptions in operations from system security risks, data protection breaches, cyberattacks, extreme weather conditions or other effects of climate change, medical epidemics or pandemics such as the COVID-19 pandemic, and other natural or manmade disasters or catastrophic events; the impact of changes to federal, state, local and foreign laws and regulations, including environmental regulations and tax laws; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part II of this report as well as the risks discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this report are made as of the date of this filing and HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended January 31
	2022	2021
	In millions, except per share amounts
Net revenue	$17,028	$15,646
Costs and expenses:
Cost of revenue	13,643	12,322
Research and development	418	471
Selling, general and administrative	1,468	1,376
Restructuring and other charges	68	121
Acquisition-related charges	20	6
Amortization of intangible assets	52	29
Total costs and expenses	15,669	14,325
Earnings from operations	1,359	1,321
Interest and other, net	(32)	(25)
Earnings before taxes	1,327	1,296
Provision for taxes	(241)	(228)
Net earnings	$1,086	$1,068

Net earnings per share:
Basic	$1.00	$0.83
Diluted	$0.99	$0.83

Weighted-average shares used to compute net earnings per share:
Basic	1,081	1,285
Diluted	1,094	1,293
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended January 31
	2022	2021
	In millions
Net earnings	$1,086	$1,068
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized (loss) gains arising during the period	(2)	4

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	299	(366)
(Gains) losses reclassified into earnings	(44)	49
	255	(317)
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	21	(1)
Amortization of actuarial loss and prior service benefit	6	21
Curtailments, settlements and other	—	1
	27	21

Change in cumulative translation adjustment	(10)	30
Other comprehensive income (loss) before taxes	270	(262)
(Provision for) benefit from taxes	(26)	32
Other comprehensive income (loss), net of taxes	244	(230)
Comprehensive income	$1,330	$838
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	January 31, 2022	October 31, 2021
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$3,394	$4,299
Accounts receivable, net of allowance for credit losses of $103 and $111, respectively	5,180	5,511
Inventory	9,018	7,930
Other current assets	4,840	4,430
Total current assets	22,432	22,170
Property, plant and equipment, net	2,619	2,546
Goodwill	6,821	6,803
Other non-current assets	7,040	7,091
Total assets	$38,912	$38,610
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$689	$1,106
Accounts payable	18,070	16,075
Other current liabilities	11,440	11,915
Total current liabilities	30,199	29,096
Long-term debt	6,368	6,386
Other non-current liabilities	4,673	4,778
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,060 and 1,092 shares issued and outstanding at January 31, 2022 and October 31, 2021, respectively)	11	11
Additional paid-in capital	1,046	1,060
Accumulated deficit	(3,369)	(2,461)
Accumulated other comprehensive loss	(16)	(260)
Total stockholders’ deficit	(2,328)	(1,650)
Total liabilities and stockholders’ deficit	$38,912	$38,610
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three months ended January 31
	2022	2021
	In millions
Cash flows from operating activities:
Net earnings	$1,086	$1,068
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	197	203
Stock-based compensation expense	133	115
Restructuring and other charges	68	121
Deferred taxes on earnings	5	67
Other, net	186	62
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	337	77
Inventory	(1,277)	(725)
Accounts payable	2,035	280
Net investment in leases	(20)	(17)
Taxes on earnings	(6)	70
Restructuring and other	(99)	(69)
Other assets and liabilities	(988)	(230)
Net cash provided by operating activities	1,657	1,022
Cash flows from investing activities:
Investment in property, plant and equipment, net	(273)	(131)
Purchases of available-for-sale securities and other investments	—	(1)
Maturities and sales of available-for-sale securities and other investments	—	274
Collateral posted for derivative instruments	14	(145)
Payment made in connection with business acquisitions, net of cash acquired	(21)	—
Net cash used in investing activities	(280)	(3)
Cash flows from financing activities:
Payment of short-term borrowings with original maturities less than 90 days, net	(400)	—
Proceeds from short-term borrowings with original maturities greater than 90 days	9	6
Proceeds from debt, net of issuance costs	30	20
Payment of debt	(50)	(68)
Stock-based award activities and others	(92)	(53)
Repurchase of common stock	(1,508)	(1,378)
Cash dividends paid	(271)	(250)
Net cash used in financing activities	(2,282)	(1,723)
Decrease in cash and cash equivalents	(905)	(704)
Cash and cash equivalents at beginning of period	4,299	4,864
Cash and cash equivalents at end of period	$3,394	$4,160
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2020	1,303,927	$13	$963	$(1,961)	$(1,243)	$(2,228)
Net earnings				1,068		1,068
Other comprehensive loss, net of taxes					(230)	(230)
Comprehensive income						838
Issuance of common stock in connection with employee stock plans and other	9,700		(48)			(48)
Repurchases of common stock (Note 10)	(61,095)		(46)	(1,369)		(1,415)
Cash dividends ($0.39 per common share)				(497)		(497)
Stock-based compensation expense			115			115
Balance January 31, 2021	1,252,532	$13	$984	$(2,759)	$(1,473)	$(3,235)

Balance October 31, 2021	1,092,205	$11	$1,060	$(2,461)	$(260)	$(1,650)
Net earnings				1,086		1,086
Other comprehensive income, net of taxes					244	244
Comprehensive income						1,330
Issuance of common stock in connection with employee stock plans and other	9,777		(106)			(106)
Repurchases of common stock (Note 10)	(42,082)		(41)	(1,458)		(1,499)
Cash dividends ($0.50 per common share)				(536)		(536)
Stock-based compensation expense			133			133
Balance January 31, 2022	1,059,900	$11	$1,046	$(3,369)	$(16)	$(2,328)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1: Basis of Presentation
Basis of Presentation
The accompanying Consolidated Condensed Financial Statements of HP and its wholly-owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended October 31, 2021 in the Annual Report on Form 10-K, filed on December 9, 2021. The Consolidated Condensed Balance Sheet for October 31, 2021 was derived from audited financial statements.
Principles of Consolidation
The Consolidated Condensed Financial Statements include the accounts of HP and its subsidiaries and affiliates in which HP has a controlling financial interest or is the primary beneficiary. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of January 31, 2022, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition and measurement of contract assets and contract liabilities acquired in a business combination. This guidance requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. Under the new guidance, it is generally expected that an acquirer will recognize and measure contract assets and liabilities in a manner consistent with how they were recognized by the acquiree in its preacquisition financial statements. HP is required to adopt the guidance in the first quarter of fiscal year 2024, with early adoption permitted HP has early adopted the guidance in fiscal year 2022, and the implementation of this guidance did not have a material impact on the Consolidated Condensed Financial Statements.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)
Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	Three months ended January 31
	2022	2021
	In millions
Net revenue:
Notebooks	$8,421	$7,366
Desktops	2,807	2,400
Workstations	534	382
Other	434	455
Personal Systems	12,196	10,603
Supplies	3,068	3,146
Commercial	1,039	957
Consumer	724	941
Printing	4,831	5,044
Corporate Investments	1	—
Total segment net revenue	17,028	15,647
Other	—	(1)
Total net revenue	$17,028	$15,646

Earnings before taxes:
Personal Systems	$957	$758
Printing	879	998
Corporate Investments	(74)	(27)
Total segment earnings from operations	1,762	1,729
Corporate and unallocated costs and other	(130)	(136)
Stock-based compensation expense	(133)	(116)
Restructuring and other charges	(68)	(121)
Acquisition-related charges	(20)	(6)
Amortization of intangible assets	(52)	(29)
Interest and other, net	(32)	(25)
Total earnings before taxes	$1,327	$1,296

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the three months ended January 31, 2022 and 2021 summarized by plan were as follows:

	Fiscal 2020 Plan
	Severance and EER	Non-labor	Other prior-year plan	Total
	In millions
Accrued balance as of October 31, 2021	$75	$—	$—	$75
Charges	53	11	3	67
Cash payments	(91)	(4)	(3)	(98)
Non-cash and other adjustments	—	(7)	—	(7)
Accrued balance as of January 31, 2022	$37	$—	$—	$37
Total costs incurred to date as of January 31, 2022	$662	$59	$507	$1,228

Reflected in Consolidated Condensed Balance Sheets
Other current liabilities	$37	$—	$—	$37

Accrued balance as of October 31, 2020	$55	$—	$12	$67
Charges	106	11	—	117
Cash payments	(54)	(3)	(8)	(65)
Non-cash and other adjustments	1	(8)	—	(7)
Accrued balance as of January 31, 2021	$108	$—	$4	$112

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
Other charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts, and are distinct from ongoing operational costs. These costs primarily relate to third-party professional services and other non-recurring costs. For the three months ended January 31, 2022 and 2021, HP incurred $1 million and $4 million of other charges, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2022	2021	2022	2021	2022	2021
	In millions
Service cost	$—	$—	$14	$17	$—	$—
Interest cost	40	76	6	5	2	2
Expected return on plan assets	(74)	(127)	(13)	(12)	(2)	(6)
Amortization and deferrals:
Actuarial loss (gain)	1	15	10	13	(4)	(4)
Prior service cost (credit)	—	—	2	—	(3)	(3)
Net periodic benefit (credit) cost	(33)	(36)	19	23	(7)	(11)
Settlement loss	—	1	—	—	—	—
Total benefit (credit) cost	$(33)	$(35)	$19	$23	$(7)	$(11)

Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2022, HP anticipates making contributions of approximately $44 million to its non-U.S. pension plans, approximately $36 million to its U.S. non-qualified plan participants and approximately $4 million to cover benefit claims under HP’s post-retirement benefit plans. During the three months ended January 31, 2022, HP contributed $13 million to its non-U.S. pension plans and paid $8 million to cover benefit payments to U.S. non-qualified plan participants.
HP’s pension and other post-retirement benefit costs and obligations depend on various assumptions. Differences between expected and actual returns on investments and changes in discount rates and other actuarial assumptions are reflected as unrecognized gains or losses, and such gains or losses are amortized to earnings in future periods. A deterioration in the funded status of a plan could result in a need for additional contributions or an increase in net pension and post-retirement benefit costs in future periods. Actuarial gains or losses are determined at the measurement date and amortized over the remaining service life for active plans or the life expectancy of plan participants for frozen plans.
In fiscal 2021, HP entered into an agreement with The Prudential Insurance Company of America (“Prudential”) to purchase an irrevocable group annuity contract and transferred approximately $5.2 billion of the Pension Plan obligations resulted in a decrease in interest cost and expected returns on plan assets in the first quarter of fiscal 2022.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was 18.1% and 17.5% for the three months ended January 31, 2022 and 2021, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three months ended January 31, 2022 and 2021, was primarily due to tax effects of favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world.
During the three months ended January 31, 2022, HP recorded $26 million of net income tax charges related to discrete items in the provision for taxes. These amounts included income tax charges of $39 million related to withholding taxes on undistributed foreign earnings and were partially offset by income tax benefits of $12 million related to restructuring charges for the three months ended January 31, 2022. In addition to the discrete items mentioned above, HP recorded excess tax benefits of $37 million associated with stock options, restricted stock units and performance-adjusted restricted stock units for the three months ended January 31, 2022.
During the three months ended January 31, 2021, discrete items in the provision for taxes and excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
Uncertain Tax Positions
As of January 31, 2022, the amount of gross unrecognized tax benefits was $827 million, of which up to $647 million would affect HP’s effective tax rate if realized. The amount of unrecognized tax benefit changed by a net immaterial amount. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of January 31, 2022 and 2021, HP had accrued $75 million and $64 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects to complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by $117 million within the next 12 months, affecting HP’s effective tax rate if realized.
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

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 6: Supplementary Financial Information
Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

Three months ended January 31, 2022
In millions
Balance at beginning of period	$111
Benefit of allowance for credit losses	(7)
Deductions, net of recoveries	(1)
Balance at end of period	$103
HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of January 31, 2022 and October 31, 2021 and the costs associated with the sale of trade receivables for the three months ended January 31, 2022 and 2021 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended January 31
	2022	2021
	In millions
Balance at beginning of period(1)	$131	$188
Trade receivables sold	2,967	3,544
Cash receipts	(2,973)	(3,534)
Foreign currency and other	(4)	9
Balance at end of period(1)	$121	$207
(1) Amounts outstanding from third parties reported in Accounts receivable in the Consolidated Condensed Balance Sheets.
Inventory

	As of
	January 31, 2022	October 31, 2021
	In millions
Finished goods	$5,695	$4,532
Purchased parts and fabricated assemblies	3,323	3,398
	$9,018	$7,930

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Other Current Assets

	As of
	January 31, 2022	October 31, 2021
	In millions
Supplier and other receivables	$2,441	$2,333
Prepaid and other current assets	1,340	1,087
Value-added taxes receivable	1,054	1,005
Available-for-sale investments	5	5
	$4,840	$4,430

Property, Plant and Equipment, net

	As of
	January 31, 2022	October 31, 2021
	In millions
Land, buildings and leasehold improvements	$2,169	$2,166
Machinery and equipment, including equipment held for lease	5,411	5,307
	7,580	7,473
Accumulated depreciation	(4,961)	(4,927)
	$2,619	$2,546

Other Non-Current Assets

	As of
	January 31, 2022	October 31, 2021
	In millions
Deferred tax assets	$2,886	$2,917
Right-of-use assets from operating leases, net	1,174	1,192
Prepaid pension asset	804	766
Intangible assets	716	784
Deposits and prepaid	690	734
Other	770	698
	$7,040	$7,091

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Other Current Liabilities

	As of
	January 31, 2022	October 31, 2021
	In millions
Sales and marketing programs	$3,187	$3,179
Other accrued taxes	1,244	1,227
Deferred revenue	1,234	1,277
Employee compensation and benefit	1,103	1,627
Warranty	677	731
Operating lease liabilities	358	350
Tax liability	277	296
Other	3,360	3,228
	$11,440	$11,915

Other Non-Current Liabilities

	As of
	January 31, 2022	October 31, 2021
	In millions
Deferred revenue	$1,119	$1,099
Pension, post-retirement, and post-employment liabilities	993	1,041
Operating lease liabilities	911	936
Tax liability	790	830
Deferred tax liability	64	57
Other	796	815
	$4,673	$4,778

Interest and other, net

	Three months ended January 31
	2022	2021
	In millions
Interest expense on borrowings	$(61)	$(63)
Other, net	29	38
	$(32)	$(25)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Net revenue by region

	Three months ended January 31
	2022	2021
	In millions
Americas	$6,859	$6,894
Europe, Middle East and Africa	5,936	5,497
Asia-Pacific and Japan	4,233	3,255
Total net revenue	$17,028	$15,646

Value of Remaining Performance Obligations
    As of January 31, 2022, the estimated value of transaction price allocated to remaining performance obligations was $3.7 billion. HP expects to recognize approximately $1.7 billion of the unearned amount in next 12 months and $2.0 billion thereafter.
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
Contract Liabilities
As of January 31, 2022 and October 31, 2021, HP’s contract liabilities balances were $2.3 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Consolidated Condensed Balance Sheets.
The contract liabilities balance remained flat as of January 31, 2022, driven by sales of fixed-price support and maintenance services, partially offset by $0.4 billion of revenue recognized that was included in the contract liabilities balance as of October 31, 2021.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
    The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2022				As of October 31, 2021
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$1,047	$—	$1,047	$—	$1,112	$—	$1,112
Government debt(1)	927	—	—	927	1,931	—	—	1,931
Available-for-Sale Investments:
Financial institution instruments	—	5	—	5	—	5	—	5
Marketable equity securities and mutual funds	11	53	—	64	15	56	—	71
Derivative Instruments:
Interest rate contracts	—	13	—	13	—	—	—	—
Foreign currency contracts	—	477	—	477	—	277	—	277
Other derivatives	—	—	—	—	—	5	—	5
Total assets	$938	$1,595	$—	$2,533	$1,946	$1,455	$—	$3,401
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$29	$—	$29	$—	$24	$—	$24
Foreign currency contracts	—	159	—	159	—	203	—	203
Other derivatives	—	6	—	6	—	—	—	—
Total liabilities	$—	$194	$—	$194	$—	$227	$—	$227

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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $7.3 billion as compared to its carrying amount of $7.1 billion at January 31, 2022. The fair value of HP’s short- and long-term debt was $8.0 billion as compared to its carrying value of $7.5 billion at October 31, 2021. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of January 31, 2022				As of October 31, 2021
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$1,047	$—	$—	$1,047	$1,112	$—	$—	$1,112
Government debt	927	—	—	927	1,931	—	—	1,931
Total cash equivalents	1,974	—	—	1,974	3,043	—	—	3,043
Available-for-Sale Investments:
Financial institution instruments	5	—	—	5	5	—	—	5
Marketable equity securities and mutual funds	42	22	—	64	42	29	—	71
Total available-for-sale investments	47	22	—	69	47	29	—	76
Total cash equivalents and available-for-sale investments	$2,021	$22	$—	$2,043	$3,090	$29	$—	$3,119
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of January 31, 2022 and October 31, 2021, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of January 31, 2022
	Amortized Cost	Fair Value
	In millions
Due in one year	$5	$5
Non-marketable equity securities in privately held companies are included in Other non-current assets in the Consolidated Condensed Balance Sheets. These amounted to $63 million and $59 million as of January 31, 2022 and October 31, 2021, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded for the three months ended January 31, 2022.

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
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $30 million and $64 million as of January 31, 2022 and as of October 31, 2021, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of January 31, 2022 and October 31, 2021.
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
During the three months ended January 31, 2022 and 2021, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

	As of January 31, 2022					As of October 31, 2021
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$—	$—	$27	$750	$—	$—	$—	$16
Cash flow hedges:
Foreign currency contracts	18,015	346	116	117	28	17,137	198	69	148	42
Interest rate contracts	1,500	—	13	—	2	1,500	—	—	—	8
Total derivatives designated as hedging instruments	20,265	346	129	117	57	19,387	198	69	148	66
Derivatives not designated as hedging instruments
Foreign currency contracts	4,124	15	—	14	—	6,293	10	—	13	—
Other derivatives	144	—	—	6	—	103	5	—	—	—
Total derivatives not designated as hedging instruments	4,268	15	—	20	—	6,396	15	—	13	—
Total derivatives	$24,533	$361	$129	$137	$57	$25,783	$213	$69	$161	$66

Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of January 31, 2022 and October 31, 2021, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Condensed Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
As of January 31, 2022
Derivative assets	$490	$—	$490	$153	$321	(1)	$16
Derivative liabilities	$194	$—	$194	$153	$33	(2)	$8
As of October 31, 2021
Derivative assets	$282	$—	$282	$160	$65	(1)	$57
Derivative liabilities	$227	$—	$227	$160	$64	(2)	$3
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

Derivative Instrument	Hedged Item	Location	Year	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Three months ended January 31
Interest rate contract	Fixed-rate debt	Interest and other, net	2022	$(32)	$(11)	$11
			2021	$(25)	$(3)	$3
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive loss was as follows:

	Three months ended January 31
	2022	2021
	In millions
Gain/(loss) recognized in Accumulated other comprehensive loss on derivatives:
Foreign currency contracts	$280	$(366)
Interest rate contracts	$19	$—
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of cash flow hedges are recorded		Gain/(loss) reclassified from Accumulated other comprehensive loss into earnings
	Three months ended January 31		Three months ended January 31
	2022	2021	2022	2021
	In millions
Net revenue	$17,028	$15,646	$57	$(43)
Cost of revenue	(13,643)	(12,322)	(14)	(6)
Other operating expenses	(2,026)	(2,003)	1	—
Total			$44	$(49)
As of January 31, 2022, HP expects to reclassify an estimated accumulated other comprehensive gain of $188 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive loss based on the change of market rate, and therefore could have different impact on earnings.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Condensed Statements of Earnings for the three months ended January 31, 2022 and 2021 was as follows:

	Gain/(loss) recognized in earnings on derivative instrument
		Three months ended January 31
	Location	2022	2021
		In millions
Foreign currency contracts	Interest and other, net	$(36)	$14
Other derivatives	Interest and other, net	(11)	3
Total		$(47)	$17

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of January 31, 2022		As of October 31, 2021
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Commercial paper	$—	—%	$400	0.2%
Current portion of long-term debt	662	3.9%	672	3.8%
Notes payable to banks, lines of credit and other	27	1.5%	34	1.2%
	$689		$1,106
Long-Term Debt

	As of
	January 31, 2022	October 31, 2021
	In millions
U.S. Dollar Global Notes(1)
$500 issued at discount to par at a price of 99.771% at 4.05%, due September 2022	$499	$499
$1,200 issued at discount to par at a price of 99.863% at 6.00%, due September 2041	1,199	1,199
$1,150 issued at discount to par at a price of 99.769% at 2.2%, due June 2025	1,148	1,148
$1,000 issued at discount to par at a price of 99.718% at 3.0%, due June 2027	997	997
$850 issued at discount to par at a price of 99.790% at 3.4%, due June 2030	848	848
$1,000 issued at discount to par at a price of 99.808% at 1.45%, due June 2026	999	999
$1,000 issued at discount to par at a price of 99.573% at 2.65%, due June 2031(2)	996	996
	6,686	6,686
Other borrowings at 0.51-9.00%, due in calendar years 2022-2029	421	439
Fair value adjustment related to hedged debt	(27)	(16)
Unamortized debt issuance cost	(50)	(51)
Current portion of long-term debt	(662)	(672)
Total long-term debt	$6,368	$6,386
(1)HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.
(2)HP intends to allocate an amount equal to the net proceeds to finance or refinance, in whole or in part, environmentally and socially responsible eligible projects in the following eight areas: renewable energy; green buildings; energy efficiency; clean transportation; pollution prevention and control; eco-efficient and/or circular economy products, production technologies and processes; environmentally sustainable management of living natural resources and land use; and socioeconomic advancement and empowerment.
As disclosed in Note 8, “Financial Instruments”, HP uses interest rate swaps to mitigate some of the exposure of its debt portfolio to changes in fair value resulting from changes in benchmark interest rates. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.
Commercial Paper
As of January 31, 2022, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Borrowings (Continued)
Credit Facilities
As of January 31, 2022, HP maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility, which HP entered into on May 26, 2021. Commitments under the revolving credit facility will be available until May 26, 2026. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
As of January 31, 2022, HP was in compliance with the covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of January 31, 2022, HP had available borrowing resources of $633 million from uncommitted lines of credit in addition to the revolving credit facility.

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three months ended January 31, 2022, HP executed share repurchases of 42 million shares and settled total shares for $1.5 billion. During the three months ended January 31, 2021, HP executed share repurchases of 61 million shares and settled total shares for $1.4 billion. Share repurchases executed during the three months ended January 31, 2022 and 2021 included 1.1 million and 3.2 million shares settled in February 2022 and 2021, respectively.
The shares repurchased during the three months ended January 31, 2022 and 2021 were all open market repurchase transactions. As of January 31, 2022, HP had approximately $4.9 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)
Tax effects related to Other Comprehensive Income (Loss)

	Three months ended January 31
	2022	2021
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax provision on unrealized gains arising during the period	$—	$(1)

Tax effect on change in unrealized components of cash flow hedges:
Tax (provision) benefit on unrealized gains (losses) arising during the period	(32)	47
Tax provision (benefit) on (gains) losses reclassified into earnings	12	(4)
	(20)	43
Tax effect on change in unrealized components of defined benefit plans:
Tax provision on gains arising during the period	(6)	—
Tax benefit on amortization of actuarial loss and prior service benefit	(1)	(5)
	(7)	(5)

Tax effect on change in cumulative translation adjustment	1	(5)
Tax (provision) benefit on other comprehensive income (loss)	$(26)	$32

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended January 31
	2022	2021
	In millions
Other comprehensive income (loss), net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized (losses) gains arising during the period	$(2)	$3

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	267	(319)
(Gains) losses reclassified into earnings	(32)	45
	235	(274)
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	15	(1)
Amortization of actuarial loss and prior service benefit(1)	5	16
Curtailments, settlements and other	—	1
	20	16

Change in cumulative translation adjustment	(9)	25
Other comprehensive income (loss), net of taxes	$244	$(230)
(1)These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)
The components of Accumulated other comprehensive loss, net of taxes and changes were as follows:

	Three months ended January 31, 2022
	Net unrealized gains on available-for-sale debt securities	Net unrealized (losses) gains on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$15	$19	$(323)	$29	$(260)
Other comprehensive income (loss) before reclassifications	(2)	267	15	(9)	271
Reclassifications of losses into earnings	—	(32)	5	—	(27)
Balance at end of period	$13	$254	$(303)	$20	$(16)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended January 31
	2022	2021
	In millions, except per share amounts
Numerator:
Net earnings	$1,086	$1,068
Denominator:
Weighted-average shares used to compute basic net EPS	1,081	1,285
Dilutive effect of employee stock plans	13	8
Weighted-average shares used to compute diluted net EPS	1,094	1,293
Net earnings per share:
Basic	$1.00	$0.83
Diluted	$0.99	$0.83
Anti-dilutive weighted-average stock-based compensation awards(1)	3	4
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

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of January 31, 2022, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement entered into with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
Hewlett-Packard Company v. Oracle Corporation.  On June 15, 2011, HP filed suit against Oracle Corporation (“Oracle”) in California Superior Court in Santa Clara County in connection with Oracle’s March 2011 announcement that it was discontinuing software support for HP’s Itanium-based line of mission critical servers. HP asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. In the first phase of the bifurcated trial, the court ruled that the contract at issue required Oracle to continue to offer its software products on HP’s Itanium-based servers for as long as HP decided to sell such servers. In the second phase, the jury returned a verdict in favor of HP, awarding HP approximately $3.0 billion in damages, which included approximately $1.7 billion for past lost profits and $1.3 billion for future lost profits. The court entered judgment for HP for this amount with interest accruing until the judgment is paid. Oracle appealed the trial court’s judgment and HP filed a cross appeal challenging the trial court’s denial of prejudgment interest. The Court of Appeals affirmed both the trial court’s judgment and its denial of prejudgment interest to HP. Oracle filed a petition with the California Supreme Court for review, which was denied on September 29, 2021. On October 12, 2021, Oracle paid approximately $4.65 billion to satisfy the judgment with interest. During the fourth quarter of fiscal 2021, HP recorded approximately $2.3 billion as a gain (Interest and other, net) in relation to the damages awarded, representing HP’s interest in the amount recovered, which is being shared equally between HP and Hewlett Packard Enterprise, less $47.4 million reimbursed to Hewlett Packard Enterprise for certain costs incurred in the prosecution of the action prior to the Separation. On January 27, 2022, Oracle filed a petition for certiorari asking the United States Supreme Court for review. Review by the United States Supreme Court is discretionary, and HP believes the likelihood the award of damages will be reduced or reversed is remote.
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise (“HPE”) alleging the defendants violated federal and state law by terminating older workers and replacing them with younger workers. In their most recent complaint, plaintiffs seek to represent (1) a putative nationwide federal Age Discrimination in Employment Act (ADEA) collective comprised of all former HP Inc. employees 40 years of age and older who had their employment terminated under a WFR plan in or after 2014 or 2015, depending on state law; and (2) a putative Rule 23 class under California law comprised of all former HP Inc. employees 40 years of age and older who had their employment terminated in California under a WFR plan in or after 2012. Excluded from the putative collective and class are employees who (a) signed a Waiver and General Release Agreement at termination, or (b) signed an Agreement to Arbitrate Claims. Similar claims are pending against HPE. Because the court granted plaintiffs’ motion for preliminary certification of the putative nationwide ADEA collectives, a third-party administrator notified eligible former employees of their right to opt into the ADEA collective. This opt-in period closed on February 15, 2022, and the next case management conference is anticipated to set discovery timelines for the remainder of 2022. Plaintiffs seek monetary damages, punitive damages, and other relief.
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
HP India filed appeals of the Commissioner’s orders before the Customs, Excise and Service Tax Appellate Tribunal (the “Customs Tribunal”) along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013,

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. On February 7, 2014, the Customs Tribunal granted HP India’s application for extension of the stay of deposit until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner’s orders and rejected HP India’s request to remand the matter to the Commissioner on procedural grounds. The Customs Tribunal cancelled hearings to reconvene in 2015, 2016 and January 2019. On January 20, 2021, the Customs Tribunal held a virtual hearing during which the judge allowed HP’s application for a physical hearing on the merits as soon as practicable, which will be scheduled when physical hearings resume at court. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has agreed to indemnify HP in part, based on the extent to which any liability arises from the products and spare parts of Hewlett Packard Enterprise’s businesses.
Philips Patent Litigation. In September 2020, Koninklijke Philips N.V. and Philips North America LLC (collectively, “Philips”) filed a complaint against HP for patent infringement in federal court for the District of Delaware and filed a companion complaint with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act against HP and 8 other sets of respondents. Both complaints allege that certain digital video-capable devices and components thereof infringe four of Philips’ patents. In October 2020, the ITC instituted an investigation, and Philips later withdrew two of the four patents. On October 21, 2021, the ITC rendered an initial determination that there is no violation of Section 337. The ITC is expected to render a final decision by March 23, 2022. In the ITC proceeding, Philips seeks an order enjoining respondents from importing, or selling after importation, the accused products. In the district court case, Philips seeks unspecified damages and an injunction against HP, and the case has been stayed pending resolution of the ITC proceeding.
Caltech Patent Litigation. On November 11, 2020, the California Institute of Technology (“Caltech”) filed a complaint against HP for patent infringement in the federal court for the Western District of Texas. On March 19, 2021, Caltech filed an amendment to this same complaint. The complaint as amended alleges infringement of five of Caltech’s patents, U.S. Patent Nos. 7,116,710; 7,421,032; 7,716,552; 7,916,781; and 8,284,833. The accused products are HP commercial and consumer PCs as well as wireless printers that comply with the IEEE 802.11n, 802.11ac, and/or 802.11ax standards. Caltech seeks unspecified damages and other relief. The court stayed the case pending the decision by the U.S. Court of Appeals for the Federal Circuit in The California Inst. of Tech. v. Broadcom Ltd et al., Case No. 2020-2222, which was issued on February 4, 2022. The court has directed the parties to submit their positions regarding next steps on the stay.
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
York County on behalf of the County of York Retirement Fund v. HP Inc., et al., and related proceedings. On November 5, 2020, York County, on behalf of the County of York Retirement Fund, filed a putative class action complaint against HP, Dion Weisler, and Catherine Lesjak in federal court in the Northern District of California. The court appointed Maryland Electrical Industry Pension Fund as Lead Plaintiff. Lead Plaintiff filed a consolidated complaint, which additionally names as defendants Enrique Lores and Richard Bailey. The complaint alleges, among other things, that from November 5, 2015 to June 21, 2016, HP and the named current and former officers violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business. Plaintiff seeks compensatory damages and other relief. HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On March 3, 2022 the court granted the motion to dismiss with prejudice. On May 17, 2021, stockholder Scott Franklin filed a derivative complaint against certain current and former officers and directors in federal court in the District of Delaware. Plaintiff purports to bring the action on behalf of HP, which he has named as a nominal defendant, and it makes

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
substantially the same factual allegations as in the York County securities complaint, bringing claims for breach of fiduciary duty and violations of securities laws. The derivative plaintiff seeks compensatory damages, governance reforms, and other relief. By court order following stipulations by the parties, the case was transferred to the Northern District of California, and the case was stayed pending a ruling on the motion to dismiss in York County. On January 13, 2022, stockholder Gerald Lovoi filed a derivative complaint in federal court in the Northern District of California against the same current and former officers and directors named in the Franklin action. The complaint alleges the same basic claims based on the same alleged conduct as the Franklin action and seeks similar relief. By stipulation of the parties, the Lovoi action was stayed pending a ruling on the motion to dismiss in York County. Both derivative actions will remain stayed until any appeal related to the York decision has been exhausted.
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
123Inkt Foundation litigation (Netherlands). On November 23, 2016, a foundation known as Stichting 123Inkt-Huismerk Klanten (the “Foundation”) filed a complaint in district court in Amsterdam against HP Nederland B.V. and HP Inc. arising out of the use of Dynamic Security in certain OfficeJet printers. Digital Revolution B.V. (trading as 123Inkt) established the Foundation to pursue the interests of approximately 960 of its customers who transferred their claims to it. The complaint alleges that HP’s use of Dynamic Security was unlawful, asserts a variety of claims, and seeks injunctive relief to prohibit use of Dynamic Security, damages, and attorneys’ fees. In December 2019, the Amsterdam Court of Appeal rejected the Foundation’s argument that Dynamic Security is unlawful but ruled that error messages displayed on HP printers in September 2016 without providing prior warning regarding Dynamic Security were misleading. Both parties appealed to the Supreme Court of the Netherlands. On December 24, 2021, the Supreme Court issued its final decision concluding that both parties’ appeals should be rejected. This affirms the Appeal Court decision. No further appeal is permitted.
Gensin v. HP Inc. (Israel). HP is named in a consolidated, consumer class action pending in the District Court in Jerusalem relating to HP’s use of Dynamic Security in certain OfficeJet printers, which was initially filed on October 25, 2017. Plaintiff asserts consumer protection, tort and other statutory claims primarily on the basis that no information on Dynamic Security was available in Hebrew, and plaintiff seeks class relief, injunctive relief, damages, and attorneys’ fees. HP has reached an agreement to settle this case, which the court approved on February 9, 2022.
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
Digital Revolution B.V. v. HP Nederland B.V., et al. (Netherlands). On March 30, 2020, Digital Revolution B.V. (trading as 123Inkt) served a complaint filed in Amsterdam District Court. The complaint generally alleges that HP’s use of Dynamic Security in certain HP printers constituted a violation of competition law and unfair and misleading commercial practices and advertising. The complaint asserts a variety of claims and seeks injunctive relief, including prohibition of Dynamic Security and disclosure of cartridge authentication protocols, damages, and attorneys’ fees. On December 15, 2021, the court issued its decision rejecting the competition law claims, the request to prohibit Dynamic Security, and the remainder of 123Inkt’s claims but held HP liable to 123inkt where it can show, in separate proceedings, that it suffered damages resulting from the display of certain old error messages. The decision is subject to appeal.
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
Autonomy-Related Legal Matters
Investigations. As a result of the findings of an internal investigation, HP provided information to government authorities, including the U.S. Department of Justice (“DOJ”) related to accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred before and in connection with HP’s 2011 acquisition of Autonomy. In November 2016, a federal grand jury indicted Sushovan Hussain, former CFO of Autonomy on charges of conspiracy to commit wire fraud, securities fraud, and multiple counts of wire fraud. The indictment alleged that Mr. Hussain engaged in a scheme to defraud purchasers and sellers of securities of Autonomy and HP about Autonomy’s true financial performance and condition. On April 30, 2018, a jury found Mr. Hussain guilty of all charges against him, and that judgment was affirmed on appeal in August 2020. In November 2018, a federal grand jury indicted Michael Lynch, former CEO of Autonomy, and Stephen Chamberlain, former VP of Finance of Autonomy. The indictment charged Dr. Lynch and Mr. Chamberlain with conspiracy to commit wire fraud and multiple counts of wire fraud. On January 28, 2022, the U.K. Home Office approved U.S. demands to have Mr. Lynch extradited to face the charges. The extradition decision is subject to appeal, and Mr. Lynch has stated publicly that he intends to appeal. HP is continuing to cooperate with the ongoing enforcement actions.
Autonomy Corporation Limited v. Michael Lynch and Sushovan Hussain. On April 17, 2015, four former HP subsidiaries that became subsidiaries of Hewlett Packard Enterprise at the time of the Separation (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems, Limited, and Autonomy, Inc.) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain. The Particulars of Claim seek damages in excess of $5 billion from Messrs. Lynch and Hussain for breach of their fiduciary duties by causing Autonomy group companies to engage in improper transactions and accounting practices. On October 1, 2015, Messrs. Lynch and Hussain filed their defenses. Mr. Lynch also filed a counterclaim against Autonomy Corporation Limited seeking $160 million in damages, among other things, for alleged misstatements regarding Lynch. Trial was completed in January 2020. On January 28, 2022, the court issued a summary of its key findings in a confidential draft judgment, including the court’s ruling that the claimants have substantially succeeded in their claims against Messrs. Lynch and Hussein and that Mr. Lynch’s counterclaim was “undermined” by the court’s findings and is, therefore, not addressed in the draft judgment. The draft judgment remains confidential, and the court has stated it will be released after a usual process for checking and correction is completed, which the court has stated may take longer than usual given the length of the draft judgment. The Court also stated that it will determine damages in a later, separate judgment and indicated that the damages awarded may be substantially less than is claimed. No amount has yet been awarded. Litigation is unpredictable, and there can be no assurance that HP will recover damages or as to how any award of damages will compare with the amount claimed. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery.
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
Cross-Indemnifications with Hewlett Packard Enterprise
On November 1, 2015, Hewlett-Packard Company completed the separation of Hewlett Packard Enterprise, Hewlett-Packard Company’s former enterprise technology infrastructure, software, services and financing businesses. The separation and distribution agreement provides for cross-indemnities between HP and Hewlett Packard Enterprise for liabilities allocated to the respective party pursuant to the terms of such agreement. For information on cross-indemnifications with Hewlett Packard Enterprise for litigation matters, see Note 12, “Litigation and Contingencies”.
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
HP’s aggregate product warranty liabilities and changes were as follows:

Three months ended January 31, 2022
In millions
Balance at beginning of period	$959
Accruals for warranties issued	234
Adjustments related to pre-existing warranties (including changes in estimates)	(14)
Settlements made (in cash or in kind)	(254)
Balance at end of period	$925

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
•Results of Operations.  An analysis of our operations financial results comparing the three months ended January 31, 2022 to the prior-year period. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.
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
•In Printing, our strategic focus is on offering innovative printing solutions and contractual solutions to serve consumers, SMBs and large enterprises through our Instant Ink Services, HP+ and Managed Print Services solutions, providing digital printing solutions for graphics segments and applications including commercial publishing, labels, packaging and textiles; as well as expanding our footprint in 3D printing across digital manufacturing and strategic applications.
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
Additionally, we are closely monitoring the unfolding events due to the Russian invasion of Ukraine and its regional and global ramifications. While the situation is still evolving and the outcomes remain highly uncertain, we expect these events to have an unfavorable impact on our business, results of operations, cash flows and financial position.
Our business and financial performance also depend significantly on worldwide economic conditions. Accordingly, we face global macroeconomic challenges, particularly in light of the effects of the COVID-19 pandemic as discussed below, tariff-driven headwinds, uncertainty in the markets, volatility in exchange rates, inflationary trends and evolving dynamics in the global trade environment. The full impact of these and other global macroeconomic challenges on our business cannot be known at this time.
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
The business impact of the COVID-19 pandemic has created new and different demand dynamics in the market. Our Personal Systems business benefited from the hybrid work environment and growth in gaming. In the first quarter of fiscal 2022, we saw strong demand in non-Chromebook Commercial PCs, and mix shifts from low end to premium products. In Printing, Consumer print demand remained strong, and Commercial print is expected to continue its gradual improvement as more offices reopen. Also, favorable pricing including lower promotions and incentives have contributed positively towards average selling prices (“ASPs”) in both Personal Systems and Printing. We estimate sales and marketing program incentives based on a number of factors like historical experience, expected customer behavior and market conditions. These estimates have been and may continue to be impacted by lower-than-expected incentives due to increased supply constraints, shifts in customer behavior and the evolving impact of the COVID-19 pandemic. Demand fulfillment has been and is expected to continue to be impacted by industry wide commodity and component constraints primarily integrated circuits and panels, and logistics challenges globally, at least in short-term.
As the COVID-19 pandemic continues and new variants of the virus emerge, we are seeing a resurgence of the pandemic in key markets. We have experienced and may experience future disruptions in supply, manufacturing and logistics, including in Asia, and with our suppliers and outsourcing partners. The full extent of the impact of the COVID-19 pandemic on our business, results of operations, cash flows and financial position will depend on many factors that are not within our control, including, but not limited to: the severity, duration and scope of the pandemic, including the impact of coronavirus mutations

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
and resurgences; the effectiveness of actions taken to contain or mitigate the pandemic and prevent or limit any reoccurrence; the development, availability and public acceptance of effective treatments or vaccines; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part II of this report as well as in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. As of January 31, 2022, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods. Our management believes that there have been no significant changes during the three months ended January 31, 2022 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, except as mentioned in Note 1, “Basis of Presentation”.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2022		2021
	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$17,028	100.0%	$15,646	100.0%
Cost of revenue	13,643	80.1%	12,322	78.8%
Gross profit	3,385	19.9%	3,324	21.2%
Research and development	418	2.5%	471	3.0%
Selling, general and administrative	1,468	8.6%	1,376	8.8%
Restructuring and other charges	68	0.4%	121	0.8%
Acquisition-related charges	20	0.1%	6	—%
Amortization of intangible assets	52	0.3%	29	0.2%
Earnings from operations	1,359	8.0%	1,321	8.4%
Interest and other, net	(32)	(0.2)%	(25)	(0.1)%
Earnings before taxes	1,327	7.8%	1,296	8.3%
Provision for taxes	(241)	(1.4)%	(228)	(1.5)%
Net earnings	$1,086	6.4%	$1,068	6.8%

Three months ended January 31, 2022 compared with three months ended January 31, 2021
Net Revenue
Net revenue increased 8.8% (increased 8.2% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 0.3% to $5.6 billion, while net revenue from international operations increased 14.0% to $11.4 billion. The increase in net revenue was primarily driven by growth in Notebooks, Desktops, Workstations, favorable foreign currency impacts and growth in Commercial Printing, partially offset by decline in Consumer Printing and Supplies. The increase was driven by higher ASP’s due to favorable pricing and mix, partially offset by unit decline. Supply chain constraints impacted the availability of both Printing and Personal Systems units.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Gross Margin
Gross margin decreased by 1.3 percentage points, primarily driven by mix shift towards Personal Systems, higher commodity and supply chain costs, partially offset by favorable pricing and foreign currency impacts.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense decreased 11.3%, primarily due to joint R&D partner funding in Personal Systems.
Selling, General and Administrative (“SG&A”)
SG&A expense increased 6.7%, primarily due to investments in go-to-market initiatives.
Restructuring and Other Charges
Restructuring and other charges relate primarily to the Fiscal 2020 Plan. For more information, see Note 3, “Restructuring and other charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Amortization of Intangible Assets
Amortization of intangible assets increased by $23 million, primarily due to recent acquisitions.
Interest and Other, Net
Interest and other, net expense increased $7 million, primarily due to foreign currency movements, partially offset by lower interest expense on debt.
Provision for taxes
Our effective tax rate was 18.1% and 17.5% for the three months ended January 31, 2022 and 2021, respectively. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three months ended January 31, 2022 and 2021, was primarily due to tax effects of favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world.
During the three months ended January 31, 2022, we recorded $26 million, of net income tax charges related to discrete items in the provision for taxes. These amounts included income tax charges of $39 million related to withholding taxes on undistributed foreign earnings and were partially offset by income tax benefits of $12 million related to restructuring charges for the three months ended January 31, 2022. In addition to the discrete items mentioned above, we recorded excess tax benefits of $37 million associated with stock options, restricted stock units and performance-adjusted restricted stock units for the three months ended January 31, 2022.
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Personal Systems

	Three months ended January 31
	2022	2021	% Change
	Dollars in millions
Net revenue	$12,196	$10,603	15.0%
Earnings from operations	$957	$758	26.3%
Earnings from operations as a % of net revenue	7.8%	7.1%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue		Weighted Net Revenue Change(1)
	2022	2021
	Dollars in millions		Percentage Points
Notebooks	$8,421	$7,366	10.0
Desktops	2,807	2,400	3.8
Workstations	534	382	1.4
Other	434	455	(0.2)
Total Personal Systems	$12,196	$10,603	15.0
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended January 31, 2022 compared with three months ended January 31, 2021
    Personal Systems net revenue increased 15.0% (increased 14.3% on a constant currency basis) for the three months ended January 31, 2022 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks, Desktops and Workstations driven by 22.3% increase in ASPs, partially offset by 6.0% decrease in unit volume. The increase in ASPs was primarily due to favorable pricing and mix shifts. The decrease in unit volume was primarily driven by a decline in Notebooks due to lower Chromebooks and supply chain constraints, partially offset by increases in Desktops and Workstations.
Commercial PCs revenue increased 26.2% primarily driven by higher ASPs and unit growth in Desktops and Workstations, partially offset by unit decline in Notebooks due to lower Chromebooks and supply chain constraints. Consumer PCs net revenue decreased 0.9% driven by unit declines in Notebooks and Desktops, partially offset by higher ASPs.
Consequently, net revenue increased 14.3% in Notebooks, 17.0% in Desktops and 39.8% in Workstations.
    Personal Systems earnings from operations as a percentage of net revenue increased by 0.7 percentage points. The gross margin remained flat and there was a decrease in operating expenses as a percentage of revenue. The gross margin remained flat primarily due to favorable pricing, mix shifts and foreign currency impacts, offset by higher costs including commodity costs. Operating expenses as a percentage of revenue decreased by 0.7 percentage points primarily driven by joint R&D partner funding, partially offset by increases in go-to-market initiatives.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Printing

	Three months ended January 31
	2022	2021	% Change
	Dollars in millions
Net revenue	$4,831	$5,044	(4.2)%
Earnings from operations	$879	$998	(11.9)%
Earnings from operations as a % of net revenue	18.2%	19.8%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three Months Ended January 31
	Net Revenue		Weighted Net Revenue Change(1)
	2022	2021
	Dollars in millions		Percentage Points
Supplies	$3,068	$3,146	(1.5)
Commercial	1,039	957	1.6
Consumer	724	941	(4.3)
Total Printing	$4,831	$5,044	(4.2)
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended January 31, 2022 compared with three months ended January 31, 2021
Printing net revenue decreased 4.2% (decreased 4.6% on a constant currency basis) for the three months ended January 31, 2022. The decrease in net revenue was driven by Consumer and Supplies, partially offset by Commercial. Net revenue for Supplies decreased 2.5%, primarily due to normalization in home printing and gradual return to office. Printer ASPs increased 24.9% and unit volume decreased 27.8%. Printer ASPs increased primarily due to favorable mix shifts and pricing. The decrease in printer unit volume was due to component availability and supply chain disruptions continuing to limit unit availability for both Commercial and Consumer, during the three months ended January 31, 2022.
Net revenue for Commercial increased by 8.6%, primarily due to 16.0% increase in ASPs, partially offset by 3.0% decrease in printer unit volume. The increase in ASPs was primarily driven by favorable pricing and mix shifts.
Net revenue for Consumer decreased 23.1%, primarily due to 30.9% decrease in printer unit volume, partially offset by 10.4% increase in ASPs. The increase in ASPs was primarily driven by favorable mix shifts, pricing and foreign currency impacts.
Printing earnings from operations as a percentage of net revenue decreased by 1.6 percentage points, primarily due to decrease in gross margin driven by higher commodity and supply chain costs, partially offset by favorable pricing and mix shifts. Further, the hardware gross margin was impacted by component shortages and supply chain disruptions which impacted mix and unit availability for both Commercial and Consumer. Operating expenses as a percentage of revenue remained flat.

Corporate Investments
The loss from operations in Corporate Investments for the three months ended January 31, 2022, was primarily due to expenses associated with our incubation projects and investments in digital enablement.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. The impacts from the COVID-19 pandemic were originally expected to be temporary, however, with the emergence of new variants, there remains uncertainty around the extent and duration of the pandemic and how our liquidity and working capital needs may be impacted in the future periods as a result. We believe that current cash, cash flow from operating activities, new borrowings, available commercial paper authorization and the credit facilities will be sufficient to meet HP’s operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and post-retirement funding requirements, authorized share repurchases and annual dividend payments for the foreseeable future. Additionally, if suitable acquisition opportunities arise, the Company may obtain all or a portion of the required financing through additional borrowings. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part II of this report as well as Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 and the market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this report.
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
Liquidity
 Our cash and cash equivalents and total debt were as follows:

	As of
	January 31, 2022	October 31, 2021
	In billions
Cash and cash equivalents	$3.4	$4.3
Total debt	$7.1	$7.5

Our key cash flow metrics were as follows:

	Three months ended January 31
	2022	2021
	In millions
Net cash provided by operating activities	$1,657	$1,022
Net cash used in investing activities	(280)	(3)
Net cash used in financing activities	(2,282)	(1,723)
Net decrease in cash and cash equivalents	$(905)	$(704)
Operating Activities
Compared to the corresponding period in fiscal year 2021, net cash provided by operating activities increased by $0.6 billion for the three months ended January 31, 2022, primarily due to favorable working capital changes.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	January 31, 2022	October 31, 2021	Change	January 31, 2021	October 31, 2020	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	27	30	(3)	30	32	(2)	(3)
Days of supply in inventory (“DOS”)	59	53	6	49	43	6	10
Days of purchases outstanding in accounts payable (“DPO”)	(119)	(108)	(11)	(109)	(105)	(4)	(10)
Cash conversion cycle	(33)	(25)	(8)	(30)	(30)	—	(3)
January 31, 2022 as compared to January 31, 2021
The cash conversion cycle is the sum of days of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from historical trends include, but are not limited to, changes in business mix, changes in payment terms and timing, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for credit losses, by a 90-day average net revenue. The decrease in DSO was primarily due to favorable revenue linearity.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of revenue. The increase in DOS was primarily due to higher inventory as a result of in-transit sea shipments, partially offset by higher cost of revenue in Personal Systems.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of revenue. The increase in DPO was primarily due to an increase in inventory.
Investing Activities
Compared to the corresponding period in fiscal year 2021, net cash used in investing activities increased by $0.3 billion for the three months ended January 31, 2022, primarily due to lower proceeds from sale of investments of $0.3 billion and increase in net investment in property, plant and equipment of $0.1 billion, partially offset by lower collateral posted for derivative instruments of $0.2 billion.
Financing Activities
Compared to the corresponding period in fiscal year 2021, net cash used in financing activities increased by $0.6 billion for the three months ended January 31, 2022, primarily due to payment towards commercial paper of $0.4 billion and higher share repurchases of $0.1 billion.
Share Repurchases and Dividends
During the three months ended January 31, 2022, HP returned $1.8 billion to the shareholders in the form of share repurchases of $1.5 billion and cash dividends of $0.3 billion. As of January 31, 2022, HP had approximately $4.9 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 10, “Stockholders’ Deficit”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Depending on these factors, we may, from time to time, incur additional indebtedness or refinance existing indebtedness. Outstanding borrowings decreased to $7.1 billion as of January 31, 2022 as compared to $7.5 billion as

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
of October 31, 2021, bearing weighted-average interest rates of 3.3% and 3.1% for January 31, 2022 and October 31, 2021, respectively.
Our weighted-average interest rate reflects the effective rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 8, “Financial Instruments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of January 31, 2022, we maintained the 5-year sustainability-linked senior unsecured committed revolving credit facility with aggregate lending commitments of $5.0 billion which will be available until May 26, 2026. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
Available Borrowing Resources
As of January 31, 2022, we had available borrowing resources of $633 million from uncommitted lines of credit in addition to the revolving credit facility.
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

CONTRACTUAL AND OTHER OBLIGATIONS
Retirement and Post-Retirement Benefit Plan Contributions
As of January 31, 2022, we anticipate making contributions for the remainder of fiscal year 2022 of approximately $31 million to our non-U.S. pension plans, $28 million to cover benefit payments to U.S. non-qualified pension plan participants and $4 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.2 billion. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of January 31, 2022, we had approximately $600 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HP, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. Our exposure to market risk has not changed materially since October 31, 2021.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during the quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 12, “Litigation and Contingencies” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. Other than the risk factor set forth below, there have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

Due to the international nature of our business, geopolitical or economic changes or events, uncertainty or other factors could harm our business and financial performance.
Approximately 65% of our net revenue for fiscal year 2021 came from outside the United States. In addition, a portion of our business activity is being conducted in emerging markets. Our future business and financial performance could suffer due to a variety of international factors, including:
•ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations, changes or uncertainty in fiscal or monetary policy, actual or anticipated military or political conflicts (including the unfolding situation in Ukraine and its regional and global ramifications), health emergencies or pandemics (such as the COVID-19 pandemic) or Brexit and its impact;
•longer collection cycles and financial instability among customers;
•the imposition by governments of additional taxes, tariffs or other restrictions on foreign trade or changes in restrictions on trade between the United States and other countries, including China and Russia;
•trade (including trade embargoes) and other policies, laws and regulations affecting production, shipping, pricing and marketing of products, including policies adopted by the United States or other countries that may champion or otherwise favor domestic companies and technologies over foreign competitors or other country localization requirements;
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
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases during the three months ended January 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
November 2021	12,922	$31.72	12,922	6,022,658
December 2021	18,777	$36.77	18,777	5,332,180
January 2022	10,895	$37.54	10,895	4,923,155
Total	42,594		42,594
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On February 22, 2020, HP’s Board of Directors increased HP’s remaining share repurchase authorization to $15.0 billion in total. HP intends to repurchase shares opportunistically as part of a robust share repurchase program. HP expects to continue to repurchase shares of at least $4.0 billion in fiscal year 2022. All share repurchases settled in the first quarter of fiscal year 2022 were open market transactions. As of January 31, 2022, HP had approximately $4.9 billion remaining under the share repurchase authorizations.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
The Exhibit Index beginning on page 53 of this report sets forth a list of exhibits.

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
		10-Q	001-04423	10(e)(e)(e)(e)	March 5, 2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(g)(g)(g)	Amendment Number Three to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective November 17, 2020).*	10-Q	001-04423	10(f)(f)(f)(f)	March 5, 2021
10(h)(h)(h)	Five-Year Credit Agreement, dated as of May 26, 2021, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-04423	10.1	June 1, 2021
10(i)(i)(i)	Amendment Number Four to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective as of April 1, 2021 and December 31, 2021).*	10-Q	001-04423	10(j)(j)(j)	September 3, 2021
10(j)(j)(j)	Form of Grant Agreement for grants of restricted stock units (for use from November 16, 2021).*†
10(k)(k)(k)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 16, 2021).*†
10(l)(l)(l)	Form of Grant Agreement for grants of non-qualified stock options.*†
10(m)(m)(m)	Form of Retention Grant Agreement for grants of non-qualified stock options.*†
10(n)(n)(n)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 16, 2021).*†
10(o)(o)(o)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).†
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
Date: March 7, 2022