Form 10-Q
period 2022-04-30
HP INC
filed 2022-06-03
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP Inc. common stock outstanding as of April 30, 2022 was 1,034,138,202 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended April 30, 2022
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any statements regarding the potential impact of the COVID-19 pandemic and the actions by governments, businesses and individuals in response to the situation; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, demand, performance, market share or competitive performance relating to products or services; any statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims, disputes or other litigation matters; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can also generally be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Risks, uncertainties and assumptions include factors relating to the effects of the COVID-19 pandemic and the actions by governments, businesses and individuals in response to the situation, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; the need to manage (and reliance on) third-party suppliers, including with respect to component shortages, and the need to manage HP’s global, multi-tier distribution network, limit potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; HP’s ability to execute on its strategic plan, including the previously announced initiatives, business model changes and transformation; execution of planned structural cost reductions and productivity initiatives; HP’s ability to complete any contemplated share repurchases, other capital return programs or other strategic transactions; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy and business model changes and transformation; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution, reseller and customer landscape; the development and transition of new products and services and the enhancement of existing products and services to meet evolving customer needs and respond to emerging technological trends; successfully competing and maintaining the value proposition of HP’s products, including supplies; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products or our uneven sales cycle; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; the hiring and retention of key employees; the impact of macroeconomic and geopolitical trends, changes and events, including the Russian invasion of Ukraine and its regional and global ramifications and the effects of inflation; risks associated with HP’s international operations; the execution and performance of contracts by HP and its suppliers, customers, clients and partners, including logistical challenges with respect to such execution and performance; changes in estimates and assumptions HP makes in connection with the preparation of its financial statements; disruptions in operations from system security risks, data protection breaches, cyberattacks, extreme weather conditions or other effects of climate change, medical epidemics or pandemics such as the COVID-19 pandemic, and other natural or manmade disasters or catastrophic events; the impact of changes to federal, state, local and foreign laws and regulations, including environmental regulations and tax laws; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part II of this report as well as the risks discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this report are made as of the date of this filing and HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended April 30		Six months ended April 30
	2022	2021	2022	2021
	In millions, except per share amounts
Net revenue	$16,490	$15,877	$33,518	$31,523
Costs and expenses:
Cost of revenue	13,157	12,437	26,800	24,759
Research and development	425	514	843	985
Selling, general and administrative	1,464	1,483	2,932	2,859
Restructuring and other charges	82	39	150	160
Acquisition-related charges	32	10	52	16
Amortization of intangible assets	52	32	104	61
Total costs and expenses	15,212	14,515	30,881	28,840
Earnings from operations	1,278	1,362	2,637	2,683
Interest and other, net	(39)	(26)	(71)	(51)
Earnings before taxes	1,239	1,336	2,566	2,632
Provision for taxes	(239)	(108)	(480)	(336)
Net earnings	$1,000	$1,228	$2,086	$2,296

Net earnings per share:
Basic	$0.95	$1.00	$1.96	$1.82
Diluted	$0.94	$0.98	$1.94	$1.81

Weighted-average shares used to compute net earnings per share:
Basic	1,050	1,234	1,066	1,260
Diluted	1,062	1,247	1,078	1,270
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended April 30		Six months ended April 30
	2022	2021	2022	2021
	In millions
Net earnings	$1,000	$1,228	$2,086	$2,296
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized (loss) gains arising during the period	(4)	—	(6)	4

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	603	(21)	902	(387)
(Gains) losses reclassified into earnings	(120)	149	(164)	198
	483	128	738	(189)
Change in unrealized components of defined benefit plans:
Gains arising during the period	1	42	22	41
Amortization of actuarial loss and prior service benefit	5	21	11	42
Curtailments, settlements and other	—	—	—	1
	6	63	33	84

Change in cumulative translation adjustment	(32)	3	(42)	33
Other comprehensive income (loss) before taxes	453	194	723	(68)
Provision for taxes	(90)	(41)	(116)	(9)
Other comprehensive income (loss), net of taxes	363	153	607	(77)
Comprehensive income	$1,363	$1,381	$2,693	$2,219
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	April 30, 2022	October 31, 2021
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$4,477	$4,299
Accounts receivable, net of allowance for credit losses of $118 and $111, respectively	5,405	5,511
Inventory	8,944	7,930
Other current assets	4,689	4,430
Total current assets	23,515	22,170
Property, plant and equipment, net	2,613	2,546
Goodwill	6,801	6,803
Other non-current assets	6,972	7,091
Total assets	$39,901	$38,610
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$694	$1,106
Accounts payable	17,004	16,075
Other current liabilities	11,208	11,915
Total current liabilities	28,906	29,096
Long-term debt	8,304	6,386
Other non-current liabilities	4,589	4,778
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,033 and 1,092 shares issued and outstanding at April 30, 2022 and October 31, 2021, respectively)	10	11
Additional paid-in capital	1,081	1,060
Accumulated deficit	(3,336)	(2,461)
Accumulated other comprehensive income (loss)	347	(260)
Total stockholders’ deficit	(1,898)	(1,650)
Total liabilities and stockholders’ deficit	$39,901	$38,610
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six months ended April 30
	2022	2021
	In millions
Cash flows from operating activities:
Net earnings	$2,086	$2,296
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	390	389
Stock-based compensation expense	203	191
Restructuring and other charges	150	160
Deferred taxes on earnings	(5)	50
Other, net	304	101
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	91	335
Inventory	(1,270)	(1,555)
Accounts payable	981	515
Net investment in leases	(41)	(38)
Taxes on earnings	(23)	(99)
Restructuring and other	(146)	(115)
Other assets and liabilities	(555)	238
Net cash provided by operating activities	2,165	2,468
Cash flows from investing activities:
Investment in property, plant and equipment, net	(452)	(252)
Proceeds from sale of property, plant and equipment	1	—
Purchases of available-for-sale securities and other investments	(8)	(13)
Maturities and sales of available-for-sale securities and other investments	7	274
Collateral posted for derivative instruments	14	(154)
Payment made in connection with business acquisitions, net of cash acquired	(24)	(170)
Net cash used in investing activities	(462)	(315)
Cash flows from financing activities:
Payment of short-term borrowings with original maturities less than 90 days, net	(400)	—
Proceeds from debt, net of issuance costs	2,060	60
Payment of debt	(96)	(126)
Stock-based award activities and others	(97)	(50)
Repurchase of common stock	(2,518)	(2,988)
Cash dividends paid	(533)	(489)
Settlement of cash flow hedges	59	—
Net cash used in financing activities	(1,525)	(3,593)
Increase (decrease) in cash and cash equivalents	178	(1,440)
Cash and cash equivalents at beginning of period	4,299	4,864
Cash and cash equivalents at end of period	$4,477	$3,424
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance January 31, 2021	1,252,532	$13	$984	$(2,759)	$(1,473)	$(3,235)
Net earnings				1,228		1,228
Other comprehensive income, net of taxes					153	153
Comprehensive income						1,381
Issuance of common stock in connection with employee stock plans and other	717					—
Repurchases of common stock (Note 10)	(51,994)	(1)	(42)	(1,546)		(1,589)
Cash dividends				7		7
Stock-based compensation expense			76			76
Balance April 30, 2021	1,201,255	$12	$1,018	$(3,070)	$(1,320)	$(3,360)

Balance January 31, 2022	1,059,900	$11	$1,046	$(3,369)	$(16)	$(2,328)
Net earnings				1,000		1,000
Other comprehensive income, net of taxes					363	363
Comprehensive income						1,363
Issuance of common stock in connection with employee stock plans and other	608		(7)			(7)
Repurchases of common stock (Note 10)	(27,116)	(1)	(28)	(970)		(999)
Cash dividends				3		3
Stock-based compensation expense			70			70
Balance April 30, 2022	1,033,392	$10	$1,081	$(3,336)	$347	$(1,898)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2020	1,303,927	$13	$963	$(1,961)	$(1,243)	$(2,228)
Net earnings				2,296		2,296
Other comprehensive loss, net of taxes					(77)	(77)
Comprehensive income						2,219
Issuance of common stock in connection with employee stock plans and other	10,416		(48)			(48)
Repurchases of common stock (Note 10)	(113,088)	(1)	(88)	(2,915)		(3,004)
Cash dividends ($0.39 per common share)				(490)		(490)
Stock-based compensation expense			191			191
Balance April 30, 2021	1,201,255	$12	$1,018	$(3,070)	$(1,320)	$(3,360)

Balance October 31, 2021	1,092,205	$11	$1,060	$(2,461)	$(260)	$(1,650)
Net earnings				2,086		2,086
Other comprehensive income, net of taxes					607	607
Comprehensive income						2,693
Issuance of common stock in connection with employee stock plans and other	10,384		(113)			(113)
Repurchases of common stock (Note 10)	(69,197)	(1)	(69)	(2,428)		(2,498)
Cash dividends ($0.50 per common share)				(533)		(533)
Stock-based compensation expense			203			203
Balance April 30, 2022	1,033,392	$10	$1,081	$(3,336)	$347	$(1,898)
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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of April 30, 2022, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition and measurement of contract assets and contract liabilities acquired in a business combination. This guidance requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. Under the new guidance, it is generally expected that an acquirer will recognize and measure contract assets and liabilities in a manner consistent with how they were recognized by the acquiree in its preacquisition financial statements. HP is required to adopt the guidance in the first quarter of fiscal year 2024, with early adoption permitted. HP has early adopted the guidance in fiscal year 2022, and the implementation of this guidance did not have a material impact on the Consolidated Condensed Financial Statements.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)
Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	Three months ended April 30		Six months ended April 30
	2022	2021	2022	2021
	In millions
Net revenue:
Notebooks	$7,734	$7,489	$16,155	$14,855
Desktops	2,855	2,225	5,662	4,625
Workstations	494	407	1,028	789
Other	449	434	883	889
Personal Systems	11,532	10,555	23,728	21,158
Supplies	3,131	3,337	6,199	6,483
Commercial	1,042	1,085	2,081	2,042
Consumer	790	901	1,514	1,842
Printing	4,963	5,323	9,794	10,367
Corporate Investments	—	1	1	1
Total segment net revenue	16,495	15,879	33,523	31,526
Other	(5)	(2)	(5)	(3)
Total net revenue	$16,490	$15,877	$33,518	$31,523

Earnings before taxes:
Personal Systems	$798	$710	$1,755	$1,468
Printing	958	951	1,837	1,949
Corporate Investments	(52)	(35)	(126)	(62)
Total segment earnings from operations	1,704	1,626	3,466	3,355
Corporate and unallocated costs and other	(190)	(108)	(320)	(244)
Stock-based compensation expense	(70)	(75)	(203)	(191)
Restructuring and other charges	(82)	(39)	(150)	(160)
Acquisition-related charges	(32)	(10)	(52)	(16)
Amortization of intangible assets	(52)	(32)	(104)	(61)
Interest and other, net	(39)	(26)	(71)	(51)
Total earnings before taxes	$1,239	$1,336	$2,566	$2,632

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the six months ended April 30, 2022 and 2021 summarized by plan were as follows:

	Fiscal 2020 Plan
	Severance and EER	Non-labor	Other prior-year plan	Total
	In millions
Accrued balance as of October 31, 2021	$75	$—	$—	$75
Charges	85	57	3	145
Cash payments	(115)	(23)	(3)	(141)
Non-cash and other adjustments	2	(34)	—	(32)
Accrued balance as of April 30, 2022	$47	$—	$—	$47
Total costs incurred to date as of April 30, 2022	$694	$105	$507	$1,306

Reflected in Consolidated Condensed Balance Sheets
Other current liabilities	$47	$—	$—	$47

Accrued balance as of October 31, 2020	$55	$—	$12	$67
Charges	136	15	—	151
Cash payments	(92)	(3)	(10)	(105)
Non-cash and other adjustments	1	(12)	—	(11)
Accrued balance as of April 30, 2021	$100	$—	$2	$102

HP’s restructuring charges for the three months ended April 30, 2022 summarized by the plans outlined below were as follows:

	Fiscal 2020 Plan
	Severance and EER	Non-labor	Total
	In millions
For the three months ended April 30, 2022	$32	$46	$78

Fiscal 2020 Plan
On September 30, 2019, HP’s Board of Directors approved the Fiscal 2020 Plan intended to optimize and simplify its operating model and cost structure that HP expects will be implemented through fiscal 2022. HP expects to reduce global headcount by approximately 7,000 to 9,000 employees through a combination of employee exits and voluntary EER. HP estimates that it will incur pre-tax charges of approximately $1.0 billion relating to labor and non-labor actions. HP expects to incur approximately $0.7 billion primarily in labor costs related to workforce reductions and the remaining costs will relate to non-labor actions and other charges.
Other charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts, and are distinct from ongoing operational costs. These costs primarily relate to third-party professional services and other non-recurring costs. For the three and six months ended April 30, 2022, HP incurred $4 million and $5 million of other charges, respectively. For the three and six months ended April 30, 2021, HP incurred $5 million and $9 million of other charges, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2022	2021	2022	2021	2022	2021
	In millions
Service cost	$—	$—	$14	$17	$—	$1
Interest cost	40	76	5	4	2	2
Expected return on plan assets	(75)	(127)	(12)	(12)	(2)	(6)
Amortization and deferrals:
Actuarial loss (gain)	2	15	9	14	(4)	(4)
Prior service cost (credit)	—	—	1	(1)	(3)	(3)
Total periodic benefit (credit) cost	$(33)	$(36)	$17	$22	$(7)	$(10)

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2022	2021	2022	2021	2022	2021
	In millions
Service cost	$—	$—	$28	$34	$—	$1
Interest cost	80	152	11	9	4	4
Expected return on plan assets	(149)	(254)	(25)	(24)	(4)	(12)
Amortization and deferrals:
Actuarial loss (gain)	3	30	19	27	(8)	(8)
Prior service cost (credit)	—	—	3	(1)	(6)	(6)
Net periodic benefit (credit) cost	(66)	(72)	36	45	(14)	(21)
Settlement loss	—	1	—	—	—	—
Total periodic benefit (credit) cost	$(66)	$(71)	$36	$45	$(14)	$(21)

Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2022, HP anticipates making contributions of approximately $44 million to its non-U.S. pension plans, approximately $36 million to its U.S. non-qualified plan participants and approximately $4 million to cover benefit claims under HP’s post-retirement benefit plans. During the six months ended April 30, 2022, HP contributed $19 million to its non-U.S. pension plans, paid $15 million to cover benefit payments to U.S. non-qualified plan participants and paid $2 million to cover benefit claims under HP’s post-retirement benefit plans.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)
In fiscal 2021, HP entered into an agreement with The Prudential Insurance Company of America (“Prudential”) to purchase an irrevocable group annuity contract and transferred approximately $5.2 billion of the Pension Plan obligations resulting in a decrease in interest cost and expected returns on plan assets for the three and six months ended April 30, 2022.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was 19.3% and 8.1% for the three months ended April 30, 2022 and 2021, respectively, and 18.7% and 12.7% for the six months ended April 30, 2022 and 2021, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three and six months ended April 30, 2022 was primarily due to tax effects of favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three and six months ended April 30, 2021 was primarily due to tax effects of internal reorganization and by favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world.
During the three and six months ended April 30, 2022, HP recorded $8 million and $35 million, respectively, of net income tax charges related to discrete items in the provision for taxes. These amounts included income tax charges of $18 million related to the filing of tax returns in various jurisdictions for the six months ended April 30, 2022 and $17 million and $56 million related to withholding taxes on undistributed foreign earnings for the three and six months ended April 30, 2022, respectively. These charges were partially offset by income tax benefits of $20 million and $31 million related to restructuring charges and $7 million and $8 million related to other tax benefits for the three and six months ended April 30, 2022, respectively. In addition to the discrete items mentioned above, HP recorded excess tax benefits of $36 million associated with stock options, restricted stock units and performance-adjusted restricted stock units for the six months ended April 30, 2022.
During the three and six months ended April 30, 2021, HP recorded $128 million and $129 million, respectively, of net income tax benefits related to discrete items in the provision for taxes. These amounts included tax benefits of $89 million related to tax effects of internal reorganization, $8 million and $36 million related to restructuring charges, $23 million and $11 million related to audit settlements in various jurisdictions, and $12 million and $5 million related to other tax benefits for the three and six months ended April 30, 2021, respectively. These benefits were partially offset by $4 million and $12 million of uncertain tax position charges for the three and six months ended April 30, 2021, respectively. For the six months ended April 30, 2021, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
Uncertain Tax Positions
As of April 30, 2022, the amount of gross unrecognized tax benefits was $843 million, of which up to $642 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits increased by $23 million for the six months ended April 30, 2022. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of April 30, 2022 and 2021, HP had accrued $81 million and $66 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects to complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by $80 million within the next 12 months, affecting HP’s effective tax rate if realized.
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

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 6: Supplementary Financial Information
Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

Six months ended April 30, 2022
In millions
Balance at beginning of period	$111
Current-period allowance for credit losses	10
Deductions, net of recoveries	(3)
Balance at end of period	$118
HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of April 30, 2022 and October 31, 2021, and the costs associated with the sale of trade receivables for the three and six months ended April 30, 2022 and 2021 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended April 30		Six months ended April 30
	2022	2021	2022	2021
	In millions
Balance at beginning of period(1)	$121	$207	$131	$188
Trade receivables sold	3,002	2,947	5,969	6,489
Cash receipts	(2,941)	(2,940)	(5,914)	(6,472)
Foreign currency and other	(9)	(2)	(13)	7
Balance at end of period(1)	$173	$212	$173	$212
(1) Amounts outstanding from third parties reported in Accounts receivable in the Consolidated Condensed Balance Sheets.
Inventory

	As of
	April 30, 2022	October 31, 2021
	In millions
Finished goods	$5,324	$4,532
Purchased parts and fabricated assemblies	3,620	3,398
	$8,944	$7,930

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Other Current Assets

	As of
	April 30, 2022	October 31, 2021
	In millions
Prepaid and other current assets	$1,839	$1,092
Supplier and other receivables	1,761	2,333
Value-added taxes receivable	1,089	1,005
	$4,689	$4,430

Property, Plant and Equipment, net

	As of
	April 30, 2022	October 31, 2021
	In millions
Land, buildings and leasehold improvements	$2,182	$2,166
Machinery and equipment, including equipment held for lease	5,422	5,307
	7,604	7,473
Accumulated depreciation	(4,991)	(4,927)
	$2,613	$2,546

Other Non-Current Assets

	As of
	April 30, 2022	October 31, 2021
	In millions
Deferred tax assets	$2,810	$2,917
Right-of-use assets from operating leases, net	1,098	1,192
Prepaid pension asset	837	766
Deposits and prepaid	659	734
Intangible assets	651	784
Other	917	698
	$6,972	$7,091

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Other Current Liabilities

	As of
	April 30, 2022	October 31, 2021
	In millions
Sales and marketing programs	$3,223	$3,179
Deferred revenue	1,237	1,277
Other accrued taxes	1,214	1,227
Employee compensation and benefit	1,183	1,627
Warranty	649	731
Tax liability	374	296
Operating lease liabilities	353	350
Other	2,975	3,228
	$11,208	$11,915

Other Non-Current Liabilities

	As of
	April 30, 2022	October 31, 2021
	In millions
Deferred revenue	$1,146	$1,099
Pension, post-retirement, and post-employment liabilities	957	1,041
Operating lease liabilities	820	936
Tax liability	728	830
Deferred tax liability	92	57
Other	846	815
	$4,589	$4,778

Interest and other, net

	Three months ended April 30		Six months ended April 30
	2022	2021	2022	2021
	In millions
Interest expense on borrowings	$(74)	$(64)	$(136)	$(128)
Other, net	35	38	65	77
	$(39)	$(26)	$(71)	$(51)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Net revenue by region

	Three months ended April 30		Six months ended April 30
	2022	2021	2022	2021
	In millions
Americas	$6,903	$6,846	$13,762	$13,740
Europe, Middle East and Africa	6,022	5,766	11,958	11,263
Asia-Pacific and Japan	3,565	3,265	7,798	6,520
Total net revenue	$16,490	$15,877	$33,518	$31,523

Value of Remaining Performance Obligations
    As of April 30, 2022, the estimated value of transaction price allocated to remaining performance obligations was $3.6 billion. HP expects to recognize approximately $1.6 billion of the unearned amount in next 12 months and $2.0 billion thereafter.
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
Contract Liabilities
As of April 30, 2022 and October 31, 2021, HP’s contract liabilities balances were $2.4 billion and $2.3 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Consolidated Condensed Balance Sheets.
The increase in the contract liabilities balance for the six months ended April 30, 2022, was primarily driven by sales of fixed-price support and maintenance services, partially offset by $0.7 billion of revenue recognized that was included in the contract liabilities balance as of October 31, 2021.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
    The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2022				As of October 31, 2021
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$735	$—	$735	$—	$1,112	$—	$1,112
Government debt(1)	2,558	—	—	2,558	1,931	—	—	1,931
Available-for-Sale Investments:
Financial institution instruments	—	5	—	5	—	5	—	5
Marketable equity securities and mutual funds	6	48	—	54	15	56	—	71
Derivative Instruments:
Interest rate contracts	—	3	—	3	—	—	—	—
Foreign currency contracts	—	1,004	—	1,004	—	277	—	277
Other derivatives	—	2	—	2	—	5	—	5
Total assets	$2,564	$1,797	$—	$4,361	$1,946	$1,455	$—	$3,401
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$58	$—	$58	$—	$24	$—	$24
Foreign currency contracts	—	238	—	238	—	203	—	203
Other derivatives	—	9	—	9	—	—	—	—
Total liabilities	$—	$305	$—	$305	$—	$227	$—	$227

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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $8.4 billion as compared to its carrying amount of $9.0 billion at April 30, 2022. The fair value of HP’s short- and long-term debt was $8.0 billion as compared to its carrying value of $7.5 billion at October 31, 2021. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of April 30, 2022				As of October 31, 2021
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$735	$—	$—	$735	$1,112	$—	$—	$1,112
Government debt	2,558	—	—	2,558	1,931	—	—	1,931
Total cash equivalents	3,293	—	—	3,293	3,043	—	—	3,043
Available-for-Sale Investments:
Financial institution instruments	5	—	—	5	5	—	—	5
Marketable equity securities and mutual funds	39	15	—	54	42	29	—	71
Total available-for-sale investments	44	15	—	59	47	29	—	76
Total cash equivalents and available-for-sale investments	$3,337	$15	$—	$3,352	$3,090	$29	$—	$3,119
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of April 30, 2022 and October 31, 2021, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of April 30, 2022
	Amortized Cost	Fair Value
	In millions
Due in one year	$5	$5
Non-marketable equity securities in privately held companies are included in Other non-current assets in the Consolidated Condensed Balance Sheets. These amounted to $65 million and $59 million as of April 30, 2022 and October 31, 2021, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded for the three and six months ended April 30, 2022.

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
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $60 million and $64 million as of April 30, 2022 and as of October 31, 2021, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of April 30, 2022 and October 31, 2021.
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
For derivative instruments that are designated and qualify as cash flow hedges, HP initially records changes in fair value of the derivative instrument in Accumulated other comprehensive income (loss) as a separate component of stockholders’ deficit in the Consolidated Condensed Balance Sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the changes in the fair value of the derivative instrument in the same financial statement line item as changes in the fair value of the hedged item.
In March 2022, a series of forward starting swaps totaling $1.5 billion notional amount were settled upon the issuance of the senior unsecured notes resulting in a gain of $59 million recognized in accumulated other comprehensive income (loss). The gain will be reclassified to Interest and other, net over a portion of the life of the related debt. In April 2022, HP entered into a series of forward starting swap instruments with notional amount totaling $1.5 billion to hedge the exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated issuance of long-term debt.
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
During the three and six months ended April 30, 2022 and 2021, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

	As of April 30, 2022					As of October 31, 2021
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$—	$—	$58	$750	$—	$—	$—	$16
Cash flow hedges:
Foreign currency contracts	17,523	752	217	165	57	17,137	198	69	148	42
Interest rate contracts	1,500	—	3	—	—	1,500	—	—	—	8
Total derivatives designated as hedging instruments	19,773	752	220	165	115	19,387	198	69	148	66
Derivatives not designated as hedging instruments
Foreign currency contracts	4,362	35	—	16	—	6,293	10	—	13	—
Other derivatives	125	2	—	9	—	103	5	—	—	—
Total derivatives not designated as hedging instruments	4,487	37	—	25	—	6,396	15	—	13	—
Total derivatives	$24,260	$789	$220	$190	$115	$25,783	$213	$69	$161	$66

Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of April 30, 2022 and October 31, 2021, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Condensed Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
As of April 30, 2022
Derivative assets	$1,009	$—	$1,009	$234	$654	(1)	$121
Derivative liabilities	$305	$—	$305	$234	$86	(2)	$(15)
As of October 31, 2021
Derivative assets	$282	$—	$282	$160	$65	(1)	$57
Derivative liabilities	$227	$—	$227	$160	$64	(2)	$3
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

Derivative Instrument	Hedged Item	Location	Year	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Three months ended April 30
Interest rate contract	Fixed-rate debt	Interest and other, net	2022	$(39)	$(31)	$31
			2021	$(26)	$(7)	$7
Six months ended April 30
Interest rate contract	Fixed-rate debt	Interest and other, net	2022	$(71)	$(42)	$42
			2021	$(51)	$(10)	$10

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive income (loss) was as follows:

	Three months ended April 30		Six months ended April 30
	2022	2021	2022	2021
	In millions
Gain/(loss) recognized in Accumulated other comprehensive income (loss) on derivatives:
Foreign currency contracts	$553	$(21)	$833	$(387)
Interest rate contracts	$50	$—	$69	$—
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of cash flow hedges are recorded				Gain/(loss) reclassified from Accumulated other comprehensive income (loss) into earnings
	Three months ended April 30		Six months ended April 30		Three months ended April 30		Six months ended April 30
	2022	2021	2022	2021	2022	2021	2022	2021
	In millions
Net revenue	$16,490	$15,877	$33,518	$31,523	$142	$(146)	$199	$(189)
Cost of revenue	(13,157)	(12,437)	(26,800)	(24,759)	(21)	(4)	(35)	(10)
Other operating expenses	(2,055)	(2,078)	(4,081)	(4,081)	—	1	1	1
Interest and other, net	(39)	(26)	(71)	(51)	(1)	—	(1)	—
Total					$120	$(149)	$164	$(198)
As of April 30, 2022, HP expects to reclassify an estimated accumulated other comprehensive gain of $475 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive income (loss) based on the change of market rate, and therefore could have different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Condensed Statements of Earnings for the three and six months ended April 30, 2022 and 2021 was as follows:

	Gain/(loss) recognized in earnings on derivative instrument
		Three months ended April 30		Six months ended April 30
	Location	2022	2021	2022	2021
		In millions
Foreign currency contracts	Interest and other, net	$32	$(23)	$(5)	$(9)
Other derivatives	Interest and other, net	(1)	2	(12)	5
Total		$31	$(21)	$(17)	$(4)

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of April 30, 2022		As of October 31, 2021
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Commercial paper	$—	—%	$400	0.2%
Current portion of long-term debt	665	3.9%	672	3.8%
Notes payable to banks, lines of credit and other	29	3.3%	34	1.2%
	$694		$1,106
Long-Term Debt

	As of
	April 30, 2022	October 31, 2021
	In millions
U.S. Dollar Global Notes(1)
$500 issued at discount to par at a price of 99.771% at 4.05%, due September 2022	$499	$499
$1,200 issued at discount to par at a price of 99.863% at 6.00%, due September 2041	1,199	1,199
$1,150 issued at discount to par at a price of 99.769% at 2.2%, due June 2025	1,148	1,148
$1,000 issued at discount to par at a price of 99.718% at 3.0%, due June 2027	997	997
$850 issued at discount to par at a price of 99.790% at 3.4%, due June 2030	848	848
$1,000 issued at discount to par at a price of 99.808% at 1.45%, due June 2026	999	999
$1,000 issued at discount to par at a price of 99.573% at 2.65%, due June 2031(2)	996	996
$1,000 issued at discount to par at a price of 99.767% at 4.00%, due April 2029	999	—
$1,000 issued at discount to par at a price of 99.966% at 4.20%, due April 2032	1,000	—
	8,685	6,686
Other borrowings at 0.51%-9.00%, due in calendar years 2022-2029	408	439
Fair value adjustment related to hedged debt	(58)	(16)
Unamortized debt issuance cost	(66)	(51)
Current portion of long-term debt	(665)	(672)
Total long-term debt	$8,304	$6,386
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
In March 2022, HP completed its offering of $2.0 billion aggregate principal amount of senior unsecured notes, consisting of $1.0 billion of 4.00% notes due April 2029 and $1.0 billion of 4.20% notes due April 2032. HP incurred issuance costs of $17 million. HP will pay interest semi-annually on each series of the notes on April 15 and October 15, beginning October 15, 2022. In March 2022, HP terminated a series of forward starting swap agreements with notional amounts totaling $1.5 billion that were executed to mitigate the treasury rate volatility associated with this debt issuance. HP intends to use the net proceeds from the offering of the notes for general corporate purposes, which may include, without limitation, repayment and refinancing of debt, funding of acquisition opportunities, working capital, capital expenditures, and share repurchases.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Borrowings (Continued)
Commercial Paper
As of April 30, 2022, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.
Credit Facility
As of April 30, 2022, HP maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility, which HP entered into on May 26, 2021. Commitments under the revolving credit facility will be available until May 26, 2026. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
As of April 30, 2022, HP was in compliance with the covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of April 30, 2022, HP had available borrowing resources of $550 million from uncommitted lines of credit in addition to the revolving credit facility.

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three and six months ended April 30, 2022, HP executed share repurchases of 27 million shares and 69 million shares and settled total shares for $1.0 billion and $2.5 billion respectively. During the three and six months ended April 30, 2021, HP executed share repurchases of 52 million shares and 113 million and settled total shares for $1.6 billion and $3.0 billion respectively. Share repurchases executed during the three and six months ended April 30, 2022 and 2021 included 1 million and 2 million shares settled in May 2022 and 2021, respectively.
The shares repurchased during the six months ended April 30, 2022 and 2021 were all open market repurchase transactions. As of April 30, 2022, HP had approximately $3.9 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

Tax effects related to Other Comprehensive Income (Loss)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)

	Three months ended April 30		Six months ended April 30
	2022	2021	2022	2021
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax benefit (provision) on unrealized (losses) gains arising during the period	$1	$—	$1	$(1)

Tax effect on change in unrealized components of cash flow hedges:
Tax (provision) benefit on unrealized gains (losses) arising during the period	(114)	(7)	(146)	40
Tax provision (benefit) on (gains) losses reclassified into earnings	24	(17)	36	(21)
	(90)	(24)	(110)	19
Tax effect on change in unrealized components of defined benefit plans:
Tax provision on gains arising during the period	—	(11)	(6)	(11)
Tax benefit on amortization of actuarial loss and prior service benefit	(1)	(5)	(2)	(10)
Tax provision on curtailments, settlements and other	(1)	—	(1)	—
	(2)	(16)	(9)	(21)

Tax effect on change in cumulative translation adjustment	1	(1)	2	(6)
Tax provision on other comprehensive income	$(90)	$(41)	$(116)	$(9)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended April 30		Six months ended April 30
	2022	2021	2022	2021
	In millions
Other comprehensive income (loss), net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized (losses) gains arising during the period	$(3)	$—	$(5)	$3

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	489	(28)	756	(347)
(Gains) losses reclassified into earnings	(96)	132	(128)	177
	393	104	628	(170)
Change in unrealized components of defined benefit plans:
Gains arising during the period	1	31	16	30
Amortization of actuarial loss and prior service benefit(1)	4	16	9	32
Curtailments, settlements and other	(1)	—	(1)	1
	4	47	24	63

Change in cumulative translation adjustment	(31)	2	(40)	27
Other comprehensive income (loss), net of taxes	$363	$153	$607	$(77)
(1)These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)
The components of Accumulated other comprehensive income (loss), net of taxes and changes were as follows:

	Six months ended April 30, 2022
	Net unrealized gains (losses) on available-for-sale debt securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive income (loss)
	In millions
Balance at beginning of period	$15	$19	$(323)	$29	$(260)
Other comprehensive (loss) gain before reclassifications	(5)	756	16	(40)	727
Reclassifications of (gain) loss into earnings	—	(128)	9	—	(119)
Reclassifications of settlements into earnings	—	—	(1)	—	(1)
Balance at end of period	$10	$647	$(299)	$(11)	$347

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended April 30		Six months ended April 30
	2022	2021	2022	2021
	In millions, except per share amounts
Numerator:
Net earnings	$1,000	$1,228	$2,086	$2,296
Denominator:
Weighted-average shares used to compute basic net EPS	1,050	1,234	1,066	1,260
Dilutive effect of employee stock plans	12	13	12	10
Weighted-average shares used to compute diluted net EPS	1,062	1,247	1,078	1,270
Net earnings per share:
Basic	$0.95	$1.00	$1.96	$1.82
Diluted	$0.94	$0.98	$1.94	$1.81
Anti-dilutive weighted-average stock-based compensation awards(1)	1	—	4	3
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

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of April 30, 2022, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement entered into with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
Hewlett-Packard Company v. Oracle Corporation.  On June 15, 2011, HP filed suit against Oracle Corporation (“Oracle”) in California Superior Court in Santa Clara County in connection with Oracle’s March 2011 announcement that it was discontinuing software support for HP’s Itanium-based line of mission critical servers. HP asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. In the first phase of the bifurcated trial, the court ruled that the contract at issue required Oracle to continue to offer its software products on HP’s Itanium-based servers for as long as HP decided to sell such servers. In the second phase, the jury returned a verdict in favor of HP, awarding HP approximately $3.0 billion in damages, which included approximately $1.7 billion for past lost profits and $1.3 billion for future lost profits. The court entered judgment for HP for this amount with interest accruing until the judgment is paid. Oracle appealed the trial court’s judgment and HP filed a cross appeal challenging the trial court’s denial of prejudgment interest. The Court of Appeals affirmed both the trial court’s judgment and its denial of prejudgment interest to HP. Oracle filed a petition with the California Supreme Court for review, which was denied on September 29, 2021. On October 12, 2021, Oracle paid approximately $4.65 billion to satisfy the judgment with interest. During the fourth quarter of fiscal 2021, HP recorded approximately $2.3 billion as a gain (Interest and other, net) in relation to the damages awarded, representing HP’s interest in the amount recovered, which was shared equally between HP and Hewlett Packard Enterprise, less $47.4 million reimbursed to Hewlett Packard Enterprise for certain costs incurred in the prosecution of the action prior to the Separation. On January 27, 2022, Oracle filed a petition for certiorari asking the United States Supreme Court for review. The petition was denied on May 16, 2022. Oracle has exhausted legal appeals and has no further legal recourse to reverse the judgment.
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
Philips Patent Litigation. In September 2020, Koninklijke Philips N.V. and Philips North America LLC (collectively, “Philips”) filed a complaint against HP for patent infringement in federal court for the District of Delaware and filed a companion complaint with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act against HP and 8 other sets of respondents. Both complaints allege that certain digital video-capable devices and components thereof infringe four of Philips’ patents. In October 2020, the ITC instituted an investigation, and Philips later withdrew two of the four patents. On March 23, 2022, the ITC rendered a final determination that no violation of section 337 has occurred. Philips may file an appeal or resume litigation with its case in federal court. In the ITC proceeding, Philips seeks an order enjoining respondents from importing, or selling after importation, the accused products. In the district court case, Philips seeks unspecified damages and an injunction against HP, and the case has been stayed pending resolution of the ITC proceeding.
Caltech Patent Litigation. On November 11, 2020, the California Institute of Technology (“Caltech”) filed a complaint against HP for patent infringement in the federal court for the Western District of Texas. On March 19, 2021, Caltech filed an amendment to this same complaint. The complaint as amended alleges infringement of five of Caltech’s patents, U.S. Patent Nos. 7,116,710; 7,421,032; 7,716,552; 7,916,781; and 8,284,833. The accused products are HP commercial and consumer PCs as well as wireless printers that comply with the IEEE 802.11n, 802.11ac, and/or 802.11ax standards. Caltech seeks unspecified damages and other relief. The court stayed the case pending the decision by the U.S. Court of Appeals for the Federal Circuit in The California Inst. of Tech. v. Broadcom Ltd et al., Case No. 2020-2222, which was issued on February 4, 2022. On March 12, 2022, the parties filed a status report regarding whether the stay should be lifted.
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
York County on behalf of the County of York Retirement Fund v. HP Inc., et al., and related proceedings. On November 5, 2020, York County, on behalf of the County of York Retirement Fund, filed a putative class action complaint against HP, Dion Weisler, and Catherine Lesjak in federal court in the Northern District of California. The court appointed Maryland Electrical Industry Pension Fund as Lead Plaintiff. Lead Plaintiff filed a consolidated complaint, which additionally names as defendants Enrique Lores and Richard Bailey. The complaint alleges, among other things, that from November 5, 2015 to June 21, 2016, HP and the named current and former officers violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business. Plaintiff seeks compensatory damages and other relief. HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On March 3, 2022, the court granted the motion to dismiss with prejudice. Plaintiffs are appealing the decision. On May 17, 2021, stockholder Scott Franklin filed a derivative complaint against certain current and former officers and directors in federal court in the District of Delaware. Plaintiff purports to bring the action on behalf of HP, which he has named

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
as a nominal defendant, and it makes substantially the same factual allegations as in the York County securities complaint, bringing claims for breach of fiduciary duty and violations of securities laws. The derivative plaintiff seeks compensatory damages, governance reforms, and other relief. By court order following stipulations by the parties, the case was transferred to the Northern District of California, and the case was stayed pending a ruling on the motion to dismiss in York County. On January 13, 2022, stockholder Gerald Lovoi filed a derivative complaint in federal court in the Northern District of California against the same current and former officers and directors named in the Franklin action. The complaint alleges the same basic claims based on the same alleged conduct as the Franklin action and seeks similar relief. By stipulation of the parties, the Lovoi action was stayed pending a ruling on the motion to dismiss in York County. Both derivative actions will remain stayed until any appeal related to the York decision has been exhausted.
Legal Proceedings re Authentication of Supplies. Since 2016, HP has from time to time been named in civil litigation, or been the subject of government investigations, involving supplies authentication protocols used in certain HP printers in multiple geographies, including but not limited to the United States, Italy, Israel, and the Netherlands. The supplies authentication protocols are often referred to as Dynamic Security. The core allegations in these proceedings claim misleading or inadequate consumer notifications and permissions pertaining to the use of Dynamic Security, the installation of firmware updates, or the potential inability of cartridges with clone chips or circuitry to work in HP printers with Dynamic Security. Plaintiffs base or have based their claims on various legal theories, including but not limited to unfair competition, computer trespass, and similar statutory claims. Among other relief, Plaintiffs have sought or seek money damages and in certain cases have or may seek injunctive relief against the use or operation of Dynamic Security or relief requiring interoperability. If HP is not successful in its defense of these cases or investigations, it could be subject to damages, penalties, significant settlement demands, or injunctive relief that may be costly or may disrupt operations.
Certain of these proceedings in Italy, the Netherlands and Israel have been resolved, have concluded, or have concluded subject only to HP’s pending appeal. Civil litigation filed by Digital Revolution B.V. (trading as 123Inkt) against HP Nederlands B.V., et al. (Netherlands) in March 2020, including its competition claim, remains pending. On December 15, 2021, the Dutch Supreme Court rejected 123Inkt’s competition law claims, its request to prohibit Dynamic Security, and other claims, but held HP liable to 123Inkt where it can show, in separate proceedings, that it suffered damages resulting from the display of certain old error messages. Both parties have appealed.
In addition, two putative class actions have been filed against HP in federal court in California, in December 2020 and April 2022, arising out of the use of Dynamic Security firmware updates in HP Laserjet printers and HP Inkjet printers, respectively. Plaintiffs in both cases seek compensatory damages, restitution, injunctive relief against alleged unfair business practices, and other relief. The cases are in their early stages.
Autonomy-Related Legal Matters
Investigations. As a result of the findings of an internal investigation, HP provided information to government authorities, including the U.S. Department of Justice (“DOJ”) related to accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred before and in connection with HP’s 2011 acquisition of Autonomy. In November 2016, a federal grand jury indicted Sushovan Hussain, former CFO of Autonomy on charges of conspiracy to commit wire fraud, securities fraud, and multiple counts of wire fraud. The indictment alleged that Mr. Hussain engaged in a scheme to defraud purchasers and sellers of securities of Autonomy and HP about Autonomy’s true financial performance and condition. On April 30, 2018, a jury found Mr. Hussain guilty of all charges against him, and that judgment was affirmed on appeal in August 2020. In November 2018, a federal grand jury indicted Michael Lynch, former CEO of Autonomy, and Stephen Chamberlain, former VP of Finance of Autonomy. The indictment charged Mr. Lynch and Mr. Chamberlain with conspiracy to commit wire fraud and multiple counts of wire fraud. On January 28, 2022, the U.K. Home Office approved U.S. demands to have Mr. Lynch extradited to face the charges. In February 2022, Mr. Lynch sought permission to appeal, and his request is pending. HP is continuing to cooperate with the ongoing enforcement actions.
Autonomy Corporation Limited v. Michael Lynch and Sushovan Hussain. On April 17, 2015, four former HP subsidiaries that became subsidiaries of Hewlett Packard Enterprise at the time of the Separation (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems, Limited, and Autonomy, Inc.) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain. The Particulars of Claim seek damages in excess of $5 billion from Messrs. Lynch and Hussain for breach of their fiduciary duties by causing Autonomy group companies to engage in improper transactions and accounting practices. On October 1, 2015, Messrs. Lynch and Hussain filed their defenses. Mr. Lynch also filed a counterclaim against Autonomy Corporation Limited seeking $160 million in damages, among other things, for alleged misstatements regarding Lynch. Trial was completed in January 2020. On May 17, 2022, the court issued its final judgment, memorializing its findings that HP succeeded in substantially all of its claims

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
and that Messrs. Lynch and Hussein engaged in fraud, and dismissing Mr. Lynch’s counterclaim. The court deferred its assessment of damages to a later, separate judgment to be issued after further submissions, but it has indicated that damages awarded may be substantially less than is claimed. Litigation is unpredictable, and there can be no assurance that HP will recover damages or as to how any award of damages will compare with the amount claimed. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery.
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
HP’s aggregate product warranty liabilities and changes were as follows:

Six months ended April 30, 2022
In millions
Balance at beginning of period	$959
Accruals for warranties issued	485
Adjustments related to pre-existing warranties (including changes in estimates)	(37)
Settlements made (in cash or in kind)	(500)
Balance at end of period	$907

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 14: Commitments
Unconditional Purchase Obligations
As of April 30, 2022, HP had unconditional purchase obligations of $5.4 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancellable without penalty.
As of April 30, 2022, unconditional purchase obligations were as follows:

Fiscal year	In millions
2022(1)	$1,528
2023	2,313
2024	1,479
2025	74
2026	5
Thereafter	13
Total	$5,412
(1) Represents expected unconditional purchase obligations for the remaining six months of the fiscal year 2022.

Note 15: Acquisitions
On March 25, 2022, we entered into a definitive agreement to acquire Plantronics, Inc. (“Poly”), a leading global provider of workplace collaboration solutions, in an all-cash transaction for $40 per share, implying a total enterprise value of $3.3 billion, inclusive of Poly’s net debt. Poly is a leader in video conferencing solutions, cameras, headsets, voice and software. With the acquisition, we aim to deliver a complete ecosystem of devices, software, and digital services to create premium employee experiences, improve workforce productivity, and provide enterprise customers with better visibility, insights, security, and manageability across their hybrid IT environments. We expect this acquisition to close by the end of calendar year 2022, subject to approval by Poly’s shareholders, required regulatory clearances, and the satisfaction of other customary closing conditions.

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
•Results of Operations.  An analysis of our financial results comparing the three and six months ended April 30, 2022 to the prior-year period. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.
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
•In Personal Systems, our strategic focus is on
◦profitable growth through innovation and market segmentation
◦enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes
◦investing in endpoint services and solutions. We are focused on services, including Device as a Service, as the market begins to shift to contractual solutions, and accelerating in attractive adjacencies such as peripherals; as well as
◦driving innovation to enable productivity and collaboration with the PC becoming essential for hybrid work, learn and play.
We believe that we are well positioned due to our competitive product lineup along with our recent acquisitions in peripherals and remote-computing solutions.
•In Printing, our strategic focus is on
◦offering innovative printing solutions and contractual solutions to serve consumers, SMBs and large enterprises through our Instant Ink Services, HP+ and Managed Print Services solutions,
◦providing digital printing solutions for graphics segments and applications including commercial publishing, labels, packaging and textiles; as well as
◦expanding our footprint in 3D printing across digital manufacturing and strategic applications.
In addition to focusing on growing our subscription business, we are also focused on rebalancing system profitability to more profit upfront units through our product offerings including HP+ and Big Tank.
We are focused on growing our gaming, peripherals, workforce solutions, consumer subscriptions, 3D and industrial graphics businesses. Our ability to innovate is helping us gain momentum in growth areas like gaming and peripherals, and we see significant opportunities to drive greater recurring revenues across Personal Systems and Printing. We have integrated and expanded our Device-as-a-Service and Managed Print Services offerings to create new Workforce Solutions that help customers manage and secure hybrid IT ecosystems. We continue to build on strong assets like Instant Ink to grow our Consumer Subscription business. In Industrial Graphics, we are driving the shift from analog to digital in segments like labels and packaging. In Personalization & 3D, we are creating end-to-end solutions that can capture more value with our differentiated technology.
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
•In Personal Systems, we face challenges with industry component availability which we expect to continue to negatively impact our ability to meet demand at least in the short-term. Also, as component availability improves we expect the pricing environment to get more competitive.
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
On May 31, 2022, we announced our decision to wind down business operations in Russia having already suspended all new shipments and paused marketing and advertising activities. Russia contributed approximately $1.0 billion of total net revenue in fiscal 2021. Though, we do not have significant operations or assets in Russia, Belarus or Ukraine, the Russian invasion of Ukraine has aggravated, and is expected to continue to aggravate supply chain and overall macroeconomic challenges. A significant escalation or expansion of the situation’s current scope could have a material adverse effect on our business, results of operations, cash flows or financial position. We continue to be focused on the safety and security of our employees and their families in the impacted regions and we have provided, and expect to continue to provide, grants to support Ukrainian relief efforts.
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
In the third year of our program, we continued to look at new cost savings opportunities and are on track to deliver $1.2 billion dollars in gross run-rate structural cost reductions by year end. In the third quarter of fiscal year 2021, we completed the initial deployment of our SAP S/4 HANA system, one of the largest ERP implementations. Also, as part of our end-to-end business planning and forecasting efforts, we went live with our new cloud-based platform which we believe will improve our forecasting agility as part of our digital transformation. We continue to optimize our real estate footprint, including 15 real estate actions in the first half of 2022, as we rebuild and modernize our key locations, focusing on collaboration and hybrid work for our employees. For more information on our Fiscal 2020 Plan, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
We typically experience higher net revenues in our fourth quarter compared to other quarters in our fiscal year due in part to seasonal holiday demand. Historical seasonal patterns may not continue in the future and have been impacted by supply constraints, shifts in customer behavior and the continuing impacts of the COVID-19 pandemic.
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
The business impact of the COVID-19 pandemic has created new and different demand dynamics in the market. Our Personal Systems business benefited from the hybrid work environment and growth in gaming. For the six months ended April 30, 2022, we saw strong demand in non-Chromebook Commercial PCs, and mix shifts from low end to premium products. In Consumer PCs, we are seeing softening of demand, however demand still exceeds pre-pandemic levels. In Printing, Consumer print demand remained strong despite some softening in Europe, and Commercial print is expected to continue its gradual improvement as more offices reopen. Also, favorable pricing has contributed towards higher average selling prices (“ASPs”) in both Personal Systems and Printing. Demand fulfillment has been and is expected to continue to be impacted by industry wide commodity and component constraints, ASICs (application specific integrated circuits) that are unique to our products and manufacturing disruptions in China, and logistics challenges globally, at least in the short-term.
As the COVID-19 pandemic continues and new variants of the virus emerge, we are seeing a resurgence of the pandemic in key markets including China. We have experienced and may experience future disruptions in supply, manufacturing and logistics, including in Asia, and with our suppliers and outsourcing partners. The full extent of the impact of the COVID-19 pandemic on our business, results of operations, cash flows and financial position will depend on many factors that are not within our control, including, but not limited to: the severity, duration and scope of the pandemic, including the impact of coronavirus mutations and resurgences; the effectiveness of actions taken to contain or mitigate the pandemic and prevent or limit any reoccurrence; the development, availability and public acceptance of effective treatments or vaccines; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part II of this report as well as in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
RECENT DEVELOPMENTS
On March 25, 2022, we entered into a definitive agreement to acquire Plantronics, Inc. (“Poly”), a leading global provider of workplace collaboration solutions, in an all-cash transaction for $40 per share, implying a total enterprise value of $3.3 billion, inclusive of Poly’s net debt. Poly is a leader in video conferencing solutions, cameras, headsets, voice and software. With the acquisition, we aim to deliver a complete ecosystem of devices, software, and digital services to create premium employee experiences, improve workforce productivity, and provide enterprise customers with better visibility, insights, security, and manageability across their hybrid IT environments. We expect this acquisition to close by the end of calendar year 2022, subject to approval by Poly’s shareholders, required regulatory clearances, and the satisfaction of other customary closing conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. As of April 30, 2022, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods. Our management believes that there have been no significant changes during the six months ended April 30, 2022 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, except as mentioned in Note 1, “Basis of Presentation”.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2022		2021		2022		2021
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$16,490	100.0%	$15,877	100.0%	$33,518	100.0%	$31,523	100.0%
Cost of revenue	13,157	79.8%	12,437	78.3%	26,800	80.0%	24,759	78.5%
Gross profit	3,333	20.2%	3,440	21.7%	6,718	20.0%	6,764	21.5%
Research and development	425	2.6%	514	3.2%	843	2.5%	985	3.1%
Selling, general and administrative	1,464	8.8%	1,483	9.4%	2,932	8.7%	2,859	9.1%
Restructuring and other charges	82	0.5%	39	0.2%	150	0.4%	160	0.5%
Acquisition-related charges	32	0.2%	10	0.1%	52	0.2%	16	0.1%
Amortization of intangible assets	52	0.3%	32	0.2%	104	0.2%	61	0.2%
Earnings from operations	1,278	7.8%	1,362	8.6%	2,637	7.9%	2,683	8.5%
Interest and other, net	(39)	(0.3)%	(26)	(0.2)%	(71)	(0.2)%	(51)	(0.2)%
Earnings before taxes	1,239	7.5%	1,336	8.4%	2,566	7.7%	2,632	8.3%
Provision for taxes	(239)	(1.4)%	(108)	(0.7)%	(480)	(1.5)%	(336)	(1.0)%
Net earnings	$1,000	6.1%	$1,228	7.7%	$2,086	6.2%	$2,296	7.3%

Net Revenue
For the three months ended April 30, 2022, net revenue increased 3.9% (increased 4.9% on a constant currency basis) as compared to the prior-year period. U.S. net revenue remained flat at $5.5 billion, while net revenue from international operations increased 6.1% to $11.0 billion. The increase in net revenue was primarily driven by growth in Desktops, Notebooks and Workstations, partially offset by decline in Supplies, Consumer Printing and foreign currency impacts. The increase was driven by higher ASP’s due to favorable pricing and mix shifts, partially offset by unit decline. Units were down in both Personal Systems and Printing driven by the continued supply chain challenges and overall macroeconomic environment.
For the six months ended April 30, 2022, total net revenue increased 6.3% (increased 6.5% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 0.3% to $11.1 billion, while net revenue from international operations increased 10.0% to $22.4 billion. The increase in net revenue was primarily driven by growth in Notebooks, Desktops and Workstations partially offset by decline in Consumer Printing and Supplies. The increase was driven by higher ASP’s due to favorable pricing and mix shifts, partially offset by unit decline. Units were down in both Personal Systems and Printing driven by the continued supply chain challenges and overall macroeconomic environment.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For both the three months and six ended April 30, 2022, gross margin decreased by 1.5 percentage points, primarily driven by mix shift towards Personal Systems, higher commodity costs, foreign currency impacts partially offset by favorable pricing.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense decreased 17.3% for the three months ended April 30, 2022, primarily due to last year’s increased investments in Personal Systems.
R&D expense decreased 14.4% for the six months ended April 30, 2022, primarily due to joint R&D partner funding and last year’s increased investments in Personal Systems.
Selling, General and Administrative (“SG&A”)
SG&A expense decreased 1.3% for the three months ended April 30, 2022, primarily due to lower variable compensation, partially offset by charitable contributions.
SG&A expense increased 2.6% for the six months ended April 30, 2022, primarily due to investments in go-to-market initiatives and charitable contributions.
Restructuring and Other Charges
Restructuring and other charges for the three and six months ended April 30, 2022 relate primarily to the Fiscal 2020 Plan. For more information, see Note 3, “Restructuring and other charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Amortization of Intangible Assets
Amortization of intangible assets for the three and six months ended April 30, 2022 relates primarily to intangible assets resulting from prior acquisitions. Amortization of intangible assets increased by $20 million and $43 million for the three and six months ended April 30, 2022, respectively, primarily due to recent acquisitions including HyperX and Teradici.
Interest and Other, Net
Interest and other, net expense increased $13 million and $20 million for the three months and six months ended April 30, 2022, respectively, primarily due to lower Net Periodic Post-retirement Benefit Credit, higher interest expense on debt, partially offset by foreign currency movements.
Provision for taxes
Our effective tax rate was 19.3% for the three months ended April 30, 2022 and 18.7% for the six months ended April 30, 2022. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three and six months ended April 30, 2022, was primarily due to tax effects of favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world.
During the three and six months ended April 30, 2022, we recorded $8 million and $35 million, respectively, of net income tax charges related to discrete items in the provision for taxes. These amounts included income tax charges of $18 million related to the filing of tax returns in various jurisdictions for the six months ended April 30, 2022 and $17 million and $56 million related to withholding taxes on undistributed foreign earnings for the three and six months ended April 30, 2022, respectively. These charges were partially offset by income tax benefits of $20 million and $31 million related to restructuring charges and $7 million and $8 million related to other tax benefits for the three and six months ended April 30, 2022, respectively. In addition to the discrete items mentioned above, we recorded excess tax benefits of $36 million associated with stock options, restricted stock units and performance-adjusted restricted stock units for the six months ended April 30, 2022.

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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Personal Systems

	Three months ended April 30			Six months ended April 30
	2022	2021	% Change	2022	2021	% Change
	Dollars in millions
Net revenue	$11,532	$10,555	9.3%	$23,728	$21,158	12.1%
Earnings from operations	$798	$710	12.4%	$1,755	$1,468	19.6%
Earnings from operations as a % of net revenue	6.9%	6.7%		7.4%	6.9%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended April 30			Six months ended April 30
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2022	2021		2022	2021
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Notebooks	$7,734	$7,489	2.3	$16,155	$14,855	6.1
Desktops	2,855	2,225	6.0	5,662	4,625	4.9
Workstations	494	407	0.8	1,028	789	1.1
Other	449	434	0.2	883	889	—
Total Personal Systems	$11,532	$10,555	9.3	$23,728	$21,158	12.1
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended April 30, 2022 compared with three months ended April 30, 2021
    Personal Systems net revenue increased 9.3% (increased 10.6% on a constant currency basis) for the three months ended April 30, 2022 as compared to the prior-year period. The increase was driven by 30.9% increase in ASPs, partially offset by 16.5% decrease in unit volume. The increase in ASPs was primarily due to mix shifts to premium and favorable pricing, partially offset by foreign currency impacts. The decrease in unit volume was primarily driven by a decline in Notebooks due to lower Chromebooks and softening consumer demand, partially offset by increases in Desktops and Workstations. Also, units were impacted due to the continued supply chain challenges and overall macroeconomic environment.
Commercial PCs revenue increased 18.4% primarily driven by higher ASPs and unit growth in Desktops and Workstations, partially offset by unit decline in Notebooks due to lower Chromebooks. Consumer PCs net revenue decreased 6.1% driven by unit declines in Notebooks and Desktops, partially offset by higher ASPs.
Consequently, net revenue increased 3.3% in Notebooks, 28.3% in Desktops and 21.4% in Workstations.
    Personal Systems earnings from operations as a percentage of net revenue increased by 0.2 percentage points, primarily due to a decrease in operating expenses as a percentage of revenue, partially offset by decrease in gross margin. The gross margin decreased primarily due to higher costs including commodity costs, and foreign currency impacts, partially offset by favorable pricing and mix shifts. Operating expenses as a percentage of revenue decreased by 1.2 percentage points primarily driven by last year’s increased R&D investments and lower variable compensation.

Six months ended April 30, 2022 compared with six months ended April 30, 2021
    Personal Systems net revenue increased 12.1% (increased 12.5% on a constant currency basis) for the six months ended April 30, 2022 as compared to the prior-year period. The increase was driven by 26.5% increase in ASPs, partially offset by 11.3% decrease in unit volume. The increase in ASPs was primarily due to favorable pricing and mix shifts to premium. The decrease in unit volume was primarily driven by a decline in Notebooks due to lower Chromebooks and softening consumer demand, partially offset by increases in Desktops and Workstations. Also, units were impacted due to the continued supply chain challenges and overall macroeconomic environment.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Commercial PCs revenue increased 22.2% primarily driven by higher ASPs and unit growth in Desktops and Workstations, partially offset by unit decline in Notebooks due to lower Chromebooks. Consumer PCs net revenue decreased 3.3% driven by unit declines in Notebooks and Desktops, partially offset by higher ASPs.
Consequently, net revenue increased 8.8% in Notebooks, 22.4% in Desktops and 30.3% in Workstations.
    Personal Systems earnings from operations as a percentage of net revenue increased by 0.5 percentage points, primarily due to a decrease in operating expenses as a percentage of revenue, partially offset by decrease in gross margin. The gross margin decreased primarily due to higher costs including commodity costs, and foreign currency impacts, partially offset by favorable pricing and mix shifts. Operating expenses as a percentage of revenue decreased by 1.0 percentage points primarily driven by joint partner funding and last year’s increased R&D investments.

Printing

	Three months ended April 30			Six months ended April 30
	2022	2021	% Change	2022	2021	% Change
	Dollars in millions
Net revenue	$4,963	$5,323	(6.8)%	$9,794	$10,367	(5.5)%
Earnings from operations	$958	$951	0.7%	$1,837	$1,949	(5.7)%
Earnings from operations as a % of net revenue	19.3%	17.9%		18.8%	18.8%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three Months Ended April 30			Six months ended April 30
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2022	2021		2022	2021
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$3,131	$3,337	(3.9)	$6,199	$6,483	(2.7)
Commercial	1,042	1,085	(0.8)	2,081	2,042	0.4
Consumer	790	901	(2.1)	1,514	1,842	(3.2)
Total Printing	$4,963	$5,323	(6.8)	$9,794	$10,367	(5.5)
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended April 30, 2022 compared with three months ended April 30, 2021
Printing net revenue decreased 6.8% (decreased 6.5% on a constant currency basis) for the three months ended April  30, 2022. Net revenue for Supplies decreased 6.2%, primarily due to normalization in home printing and gradual return to office. Also, Supplies revenue was impacted by China lockdowns and the Russia-Ukraine conflict. Printer ASPs increased 15.5% and unit volume decreased 23.1%. Printer ASPs increased primarily due to favorable pricing and mix shifts. The decrease in printer unit volume was due to component availability and supply chain disruptions which continued to limit unit availability for both Commercial and Consumer, during the three months ended April 30, 2022.
Net revenue for Commercial decreased by 4.0%, primarily due to 17.2% decrease in printer unit volume, partially offset by 9.6% increase in ASPs. The increase in ASPs was primarily driven by mix shifts and favorable pricing, partially offset by foreign currency impacts.
Net revenue for Consumer decreased 12.3%, primarily due to 23.9% decrease in printer unit volume, partially offset by 14.7% increase in ASPs. The increase in ASPs was primarily driven by favorable pricing.
Printing earnings from operations as a percentage of net revenue increased by 1.4 percentage points, primarily due to lower operating expenses as a percentage of revenue and increase in gross margin. The increase in gross margin is primarily

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
due to mix shifts and favorable pricing, partially offset by higher commodity costs. Operating expenses as a percentage of revenue decreased primarily due to lower variable compensation and go-to-market initiative expenses.
Six months ended April 30, 2022 compared with six months ended April 30, 2021
Printing net revenue decreased 5.5% (decreased 5.6% on a constant currency basis) for the six months ended April 30, 2022. Net revenue for Supplies decreased 4.4%, primarily due to normalization in home printing and gradual return to office. Also, Supplies revenue was impacted by China lockdowns and Russia-Ukraine conflict in the second quarter of fiscal 2022. Printer unit volume decreased 25.5% and ASPs increased 20.1%. The decrease in printer unit volume was primarily driven by decreases in both Consumer and Commercial due to component availability and supply chain disruptions. Printer ASPs increased primarily due to favorable pricing and mix shifts.
Net revenue for Commercial increased by 1.9%, primarily due to 11.9% increase in ASPs, partially offset by 10.2% decrease in printer unit volume. The increase in ASPs was primarily driven by favorable pricing and mix shifts.
Net revenue for Consumer decreased 17.8%, primarily due to a 27.5% decrease in printer unit volume, partially offset by 12.6% increase in ASPs. The increase in ASPs was primarily driven by favorable pricing and mix shifts.
Printing earnings from operations as a percentage of net revenue remained flat for the six months ended April 30, 2022, primarily due to decrease in gross margin offset by lower operating expense as a percentage of revenue. The decrease in gross margin is driven by higher commodity and supply chain costs, partially offset by mix shifts and favorable pricing. Further, the hardware gross margin was impacted by component shortages and supply chain disruptions which impacted mix and unit availability for both Commercial and Consumer. Operating expenses as a percentage of revenue decreased primarily due to lower investments in go-to-market initiative expenses and variable compensation.
Corporate Investments
The loss from operations in Corporate Investments for the three and six months ended April 30, 2022, was primarily due to expenses associated with our incubation projects and investments in digital enablement.
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
On March 25, 2022, we entered into a definitive agreement to acquire Poly, a leading global provider of workplace collaboration solutions, in an all-cash transaction for $40 per share, implying a total enterprise value of $3.3 billion, inclusive of Poly’s net debt. HP plans to fund the transaction through a combination of cash and new debt. The transaction is expected to close by the end of calendar year 2022, pending regulatory reviews, approval by Poly’s shareholders, and other customary closing conditions.
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Liquidity
 Our cash and cash equivalents and total debt were as follows:

	As of
	April 30, 2022	October 31, 2021
	In billions
Cash and cash equivalents	$4.5	$4.3
Total debt	$9.0	$7.5

Our key cash flow metrics were as follows:

	Six months ended April 30
	2022	2021
	In millions
Net cash provided by operating activities	$2,165	$2,468
Net cash used in investing activities	(462)	(315)
Net cash used in financing activities	(1,525)	(3,593)
Net increase (decrease) in cash and cash equivalents	$178	$(1,440)
Operating Activities
Compared to the corresponding period in fiscal year 2021, net cash provided by operating activities decreased by $0.3 billion for the six months ended April 30, 2022, primarily due to changes in working capital activities.
Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	April 30, 2022	October 31, 2021	Change	April 30, 2021	October 31, 2020	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	29	30	(1)	28	32	(4)	1
Days of supply in inventory (“DOS”)	61	53	8	54	43	11	7
Days of purchases outstanding in accounts payable (“DPO”)	(116)	(108)	(8)	(110)	(105)	(5)	(6)
Cash conversion cycle	(26)	(25)	(1)	(28)	(30)	2	2
April 30, 2022 as compared to April 30, 2021
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
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of revenue. The increase in DOS was primarily due to higher inventory to mitigate supply chain constraints in Printing.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of revenue. The increase in DPO was primarily due to higher inventory and working capital management activities.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Investing Activities
Compared to the corresponding period in fiscal year 2021, net cash used in investing activities increased by $0.1 billion for the six months ended April 30, 2022, primarily due to lower proceeds from sale of investments of $0.3 billion and increase in net investment in property, plant and equipment of $0.2 billion, partially offset by lower collateral posted for derivative instruments of $0.2 billion and lower net payments for acquisitions of $0.1 billion.
Financing Activities
Compared to the corresponding period in fiscal year 2021, net cash used in financing activities decreased by $2.1 billion for the six months ended April 30, 2022, primarily due to issuance of senior unsecured notes of $2.0 billion and lower share repurchases of $0.5 billion, partially offset by payment towards commercial paper of $0.4 billion.
Share Repurchases and Dividends
During the six months ended April 30, 2022, HP returned $3.1 billion to the shareholders in the form of share repurchases of $2.5 billion and cash dividends of $533 million. As of April 30, 2022, HP had approximately $3.9 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 10, “Stockholders’ Deficit”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Depending on these factors, we may, from time to time, incur additional indebtedness or refinance existing indebtedness. Outstanding borrowings increased to $9.0 billion as of April 30, 2022 as compared to $7.5 billion as of October 31, 2021, bearing weighted-average interest rates of 3.5% and 3.1% for April 30, 2022 and October 31, 2021, respectively.
In March 2022, we issued $2.0 billion in aggregate principal amount of senior unsecured notes across various maturities. For more information on the new notes, see Note 9, “Borrowings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Our weighted-average interest rate reflects the effective rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 8, “Financial Instruments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of April 30, 2022, we maintained the 5-year sustainability-linked senior unsecured committed revolving credit facility with aggregate lending commitments of $5.0 billion which will be available until May 26, 2026. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
Available Borrowing Resources
As of April 30, 2022, we had available borrowing resources of $550 million from uncommitted lines of credit in addition to the revolving credit facility.
The amendment to our 2019 Shelf Registration Statement to convert to a non-automatic shelf registration statement was declared effective by the SEC on February 25, 2021 and, as of April 30, 2022, enables us to offer for sale, from time to time, in one or more offerings, $3.0 billion, in the aggregate, of debt securities, common stock, preferred stock, depository shares and warrants.
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
CONTRACTUAL AND OTHER OBLIGATIONS
Principal and Interest payments on debt
In March 2022, we issued $2.0 billion in aggregate principal amount of senior unsecured notes across various maturities. As a result, our future principal payments on debt increased from $7.6 billion as at October 31, 2021 to $9.1 billion as at April 30, 2022 and future interest payments on debt increased from $2.3 billion as at October 31, 2021 to $2.9 billion as at April 30, 2022. For more information on the new notes, see Note 9, “Borrowings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Unconditional Purchase Obligation
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancellable without penalty. As of April 30, 2022, the Company had outstanding purchase commitments of $5.4 billion. The majority of these commitments are due within five years, see Note 14, “Commitments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Retirement and Post-Retirement Benefit Plan Contributions
As of April 30, 2022, we anticipate making contributions for the remainder of fiscal year 2022 of approximately $25 million to our non-U.S. pension plans, $21 million to cover benefit payments to U.S. non-qualified pension plan participants and $2 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.1 billion. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of April 30, 2022, we had approximately $634 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during the quarter ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Approximately 65% of our net revenue for fiscal year 2021 came from outside the United States. In addition, a portion of our business activity is being conducted in emerging markets. Our future business and financial performance could suffer due to a variety of international factors, including:
•ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations, changes or uncertainty in fiscal or monetary policy, actual or anticipated military or political conflicts (including the Russian invasion of Ukraine and its regional and global ramifications), health emergencies or pandemics (such as the COVID-19 pandemic) or Brexit and its impact;
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
The factors described above also could disrupt our product and component manufacturing and key suppliers located outside of the United States and our supply chain. For example, we rely on manufacturers in Taiwan for the production of notebook computers and other suppliers in Asia for product assembly and manufacture. In addition, the impact of the Russian invasion of Ukraine can also heighten the other risks discussed in the Risk Factors section of our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases during the three months ended April 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
February 2022	10,745	$36.90	10,745	4,526,680
March 2022	9,284	$36.10	9,284	4,191,553
April 2022	7,410	$37.66	7,410	3,912,478
Total	27,439		27,439
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On February 22, 2020, HP’s Board of Directors increased HP’s remaining share repurchase authorization to $15.0 billion in total. HP intends to repurchase shares opportunistically as part of a robust share repurchase program. HP expected to repurchase shares of at least $4.0 billion in the fiscal year 2022, of which HP executed share repurchases of $2.5 billion during the six months ended April 30,2022. All share repurchases settled in the second quarter of fiscal year 2022 were open market transactions. As of April 30, 2022, HP had approximately $3.9 billion remaining under the share repurchase authorizations.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
The Exhibit Index beginning on page 56 of this report sets forth a list of exhibits.

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(c)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	February 13, 2019
3(f)	Certificate of Designations of Series A Junior Participating Preferred Stock of HP Inc.	8-K	001-04423	3.1	February 20, 2020
4(a)	Form of Senior Indenture	S-3	333-215116	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-21516	4.2	December 15, 2016
4(c)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(d)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(e)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012
4(f)	Specimen certificate for the Registrant’s common stock.	8-A/A	001-04423	4.1	June 23, 2006
4(g)	First Supplemental Indenture, dated as of March 26, 2018, to the Indenture, dated as of June 1, 2000, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04423	4(j)	June 5, 2018
4(h)	Description of HP Inc.’s securities.	10-K	001-04423	4(j)	December 12, 2019
4(i)	Indenture, dated as of June 17, 2020, between HP Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-04423	4.1	June 17, 2020
4(j)	Form of 2.200% notes due 2025 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.5	June 17, 2020
4(k)	Form of 3.000% notes due 2027 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.5	June 17, 2020
4(l)	Form of 3.400% notes due 2030 and related Officers’ Certificate.	8-K	001-04423	4.4 and 4.5	June 17, 2020
4(m)	First Supplemental Indenture, dated as of June 16, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-04423	4.2	June 21, 2021
4(n)	Registration Rights Agreement, dated as of June 16, 2021, by and among the Registrant and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers of the Notes.	8-K	001-04423	4.3	June 21, 2021
4(o)	Form of 4.000% notes due 2029 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.4	March 31, 2022
4(p)	Form of 4.200% notes due 2032 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	March 31, 2022

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2017.*	10-K/A	001-04423	10(n)(n)	December 15, 2017
10(y)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective February 28, 2020.*	10-Q	001-04423	10(p)(p)	March 5, 2020
10(z)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(a)(a)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(b)(b)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(c)(c)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(d)(d)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(e)(e)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(f)(f)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(g)(g)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(h)(h)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(i)(i)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(h)(h)(h)	December 13, 2018
10(j)(j)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2018).*	10-Q	001-04423	10(j)(j)(j)	March 5, 2019
10(k)(k)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018).*	10-Q	001-04423	10(k)(k)(k)	March 5, 2019
10(l)(l)	Form of Grant Agreement for grants of restricted stock units (for use from July 1, 2019).*	10-Q	001-04423	10(l)(l)(l)	August 29, 2019
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(m)(m)(m)	December 12, 2019
10(n)(n)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(n)(n)(n)	December 12, 2019

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)(o)	Form of Grant Agreement for grants of stock options for directors (for use from January 15, 2020).*	10-Q	001-04423	10(m)(m)(m)	March 5, 2020
10(p)(p)	Form of Grant Agreement for grants of restricted stock units for directors (for use from January 15, 2020).*	10-Q	001-04423	10(n)(n)(n)	March 5, 2020
10(q)(q)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(o)(o)(o)	March 5, 2020
10(r)(r)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(p)(p)(p)	March 5, 2020
10(s)(s)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(q)(q)(q)	March 5, 2020
10(t)(t)	Amendment Number One to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(r)(r)(r)	June 5, 2020
10(u)(u)	Amendment Number One to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(s)(s)(s)	June 5, 2020
10(v)(v)	HP Inc. 2021 Employee Stock Purchase Plan.*	10-Q	001-04423	10(t)(t)(t)	June 5, 2020
10(w)(w)	Amendment Number Two to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective September 21, 2020.*	10-K	001-04423	10(x)(x)(x)	December 10, 2020
10(x)(x)	Amendment Number Two to Registrant's 2005 Executive Deferred Compensation Plan (as amended effective September 21, 2020).*	10-K	001-04423	10(y)(y)(y)	December 10, 2020
10(y)(y)	Form of Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(x)(x)(x)	March 5, 2021
10(z)(z)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(y)(y)(y)	March 5, 2021
10(a)(a)(a)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(z)(z)(z)	March 5, 2021
10(b)(b)(b)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)(a)	March 5, 2021
10(c)(c)(c)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(b)(b)(b)(b)	March 5, 2021
10(d)(d)(d)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(c)(c)(c)(c)	March 5, 2021
10(e)(e)(e)	Form of Grant Agreement for grants of restricted stock units for directors.*	10-Q	001-04423	10(d)(d)(d)(d)	March 5, 2021
10(f)(f)(f)
First Amendment to the Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective February 28, 2020 (as amended effective December 7, 2020)*
		10-Q	001-04423	10(e)(e)(e)(e)	March 5, 2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(g)(g)(g)	Amendment Number Three to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective November 17, 2020).*	10-Q	001-04423	10(f)(f)(f)(f)	March 5, 2021
10(h)(h)(h)	Five-Year Credit Agreement, dated as of May 26, 2021, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-04423	10.1	June 1, 2021
10(i)(i)(i)	Amendment Number Four to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective as of April 1, 2021 and December 31, 2021).*	10-Q	001-04423	10(j)(j)(j)	September 3, 2021
10(j)(j)(j)	Form of Grant Agreement for grants of restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(j)(j)(j)	March 7, 2022
10(k)(k)(k)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(k)(k)(k)	March 7, 2022
10(l)(l)(l)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(l)(l)(l)	March 7, 2022
10(m)(m)(m)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(m)(m)(m)	March 7, 2022
10(n)(n)(n)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(n)(n)(n)	March 7, 2022
10(o)(o)(o)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(o)(o)(o)	March 7, 2022
10(p)(p)(p)	Third Amended and Restated HP Inc. 2004 Stock Incentive Plan.*	8-K	001-04423	10.1	April 22, 2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).†
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
Date: June 3, 2022