Form 10-Q
period 2022-07-31
HP INC
filed 2022-09-02
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP Inc. common stock outstanding as of July 31, 2022 was 1,005,938,829 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended July 31, 2022
In this report on Form 10-Q, for all periods presented, “we,” “us,” “our,” the “company,” the “Company,” “HP,” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any statements regarding the potential impact of the COVID-19 pandemic and the actions by governments, businesses and individuals in response to the situation; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, demand, performance, market share or competitive performance relating to products or services; any statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims, disputes or other litigation matters; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can also generally be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Risks, uncertainties and assumptions include factors relating to the effects of the COVID-19 pandemic and the actions by governments, businesses and individuals in response to the situation, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; the need to manage (and reliance on) third-party suppliers, including with respect to component shortages, and the need to manage HP’s global, multi-tier distribution network, limit potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; HP’s ability to execute on its strategic plan, including the previously announced initiatives, business model changes and transformation; execution of planned structural cost reductions and productivity initiatives; HP’s ability to complete any contemplated share repurchases, other capital return programs or other strategic transactions; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy and business model changes and transformation; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution, reseller and customer landscape; the development and transition of new products and services and the enhancement of existing products and services to meet evolving customer needs and respond to emerging technological trends; successfully competing and maintaining the value proposition of HP’s products, including supplies; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products or our uneven sales cycle; integration and other risks associated with business combination and investment transactions; the results of our restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; the hiring and retention of key employees; the impact of macroeconomic and geopolitical trends, changes and events, including the Russian invasion of Ukraine and its regional and global ramifications and the effects of inflation; risks associated with HP’s international operations; the execution and performance of contracts by HP and its suppliers, customers, clients and partners, including logistical challenges with respect to such execution and performance; changes in estimates and assumptions HP makes in connection with the preparation of its financial statements; disruptions in operations from system security risks, data protection breaches, cyberattacks, extreme weather conditions or other effects of climate change, medical epidemics or pandemics such as the COVID-19 pandemic, and other natural or manmade disasters or catastrophic events; the impact of changes to federal, state, local and foreign laws and regulations, including environmental regulations and tax laws; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part II of this report as well as the risks discussed in “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this report are made as of the date of this filing and HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2022	2021	2022	2021
	In millions, except per share amounts
Net revenue	$14,664	$15,289	$48,182	$46,812
Costs and expenses:
Cost of revenue	11,764	11,901	38,564	36,660
Research and development	368	477	1,211	1,462
Selling, general and administrative	1,143	1,408	4,075	4,267
Restructuring and other charges	13	56	163	216
Acquisition-related charges	31	24	83	40
Amortization of intangible assets	50	42	154	103
Russia exit charges	23	—	23	—
Total costs and expenses	13,392	13,908	44,273	42,748
Earnings from operations	1,272	1,381	3,909	4,064
Interest and other, net	(70)	(55)	(141)	(106)
Earnings before taxes	1,202	1,326	3,768	3,958
Provision for taxes	(83)	(218)	(563)	(554)
Net earnings	$1,119	$1,108	$3,205	$3,404

Net earnings per share:
Basic	$1.09	$0.94	$3.05	$2.76
Diluted	$1.08	$0.92	$3.01	$2.73

Weighted-average shares used to compute net earnings per share:
Basic	1,024	1,185	1,052	1,235
Diluted	1,035	1,199	1,064	1,247
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2022	2021	2022	2021
	In millions
Net earnings	$1,119	$1,108	$3,205	$3,404
Other comprehensive (loss) income before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized (losses) gains arising during the period	(1)	1	(7)	5

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	280	133	1,182	(254)
(Gains) losses reclassified into earnings	(327)	64	(491)	262
	(47)	197	691	8
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	10	(1)	32	40
Amortization of actuarial loss and prior service benefit	5	20	16	62
Curtailments, settlements and other	(1)	—	(1)	1
	14	19	47	103

Change in cumulative translation adjustment	(14)	2	(56)	35
Other comprehensive (loss) income before taxes	(48)	219	675	151
Provision for taxes	(62)	(32)	(178)	(41)
Other comprehensive (loss) income, net of taxes	(110)	187	497	110
Comprehensive income	$1,009	$1,295	$3,702	$3,514
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	July 31, 2022	October 31, 2021
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$5,386	$4,299
Accounts receivable, net of allowance for credit losses of $112 and $111, respectively	4,427	5,511
Inventory	8,192	7,930
Other current assets	4,991	4,430
Total current assets	22,996	22,170
Property, plant and equipment, net	2,626	2,546
Goodwill	6,809	6,803
Other non-current assets	6,816	7,091
Total assets	$39,247	$38,610
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$705	$1,106
Accounts payable	15,514	16,075
Other current liabilities	10,590	11,915
Total current liabilities	26,809	29,096
Long-term debt	10,294	6,386
Other non-current liabilities	4,462	4,778
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,006 and 1,092 shares issued and outstanding at July 31, 2022 and October 31, 2021, respectively)	10	11
Additional paid-in capital	1,130	1,060
Accumulated deficit	(3,695)	(2,461)
Accumulated other comprehensive income (loss)	237	(260)
Total stockholders’ deficit	(2,318)	(1,650)
Total liabilities and stockholders’ deficit	$39,247	$38,610
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended July 31
	2022	2021
	In millions
Cash flows from operating activities:
Net earnings	$3,205	$3,404
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	571	585
Stock-based compensation expense	273	260
Restructuring and other charges	163	216
Deferred taxes on earnings	47	(93)
Other, net	361	254
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,076	503
Inventory	(570)	(2,225)
Accounts payable	(491)	1,140
Net investment in leases	(94)	(78)
Taxes on earnings	(120)	19
Restructuring and other	(185)	(166)
Other assets and liabilities	(1,677)	(258)
Net cash provided by operating activities	2,559	3,561
Cash flows from investing activities:
Investment in property, plant and equipment, net	(647)	(410)
Proceeds from sale of property, plant and equipment	26	—
Purchases of available-for-sale securities and other investments	(50)	(24)
Maturities and sales of available-for-sale securities and other investments	8	283
Collateral posted for derivative instruments	14	121
Payment made in connection with business acquisitions, net of cash acquired	(24)	(582)
Net cash used in investing activities	(673)	(612)
Cash flows from financing activities:
Payment of short-term borrowings with original maturities less than 90 days, net	(400)	—
Proceeds from debt, net of issuance costs	4,086	2,074
Payment of debt	(141)	(1,192)
Stock-based award activities and others	(88)	(42)
Repurchase of common stock	(3,547)	(4,495)
Cash dividends paid	(788)	(719)
Settlement of cash flow hedges	79	—
Net cash used in financing activities	(799)	(4,374)
Increase (decrease) in cash and cash equivalents	1,087	(1,425)
Cash and cash equivalents at beginning of period	4,299	4,864
Cash and cash equivalents at end of period	$5,386	$3,439
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance April 30, 2021	1,201,255	$12	$1,018	$(3,070)	$(1,320)	$(3,360)
Net earnings				1,108		1,108
Other comprehensive income, net of taxes					187	187
Comprehensive income						1,295
Issuance of common stock in connection with employee stock plans and other	968		7			7
Repurchases of common stock (Note 10)	(49,704)	—	(44)	(1,456)		(1,500)
Cash dividends ($$0.39 per common share)				(453)		(453)
Stock-based compensation expense			69			69
Balance July 31, 2021	1,152,519	$12	$1,050	$(3,871)	$(1,133)	$(3,942)

Balance April 30, 2022	1,033,392	$10	$1,081	$(3,336)	$347	$(1,898)
Net earnings				1,119		1,119
Other comprehensive loss, net of taxes					(110)	(110)
Comprehensive income						1,009
Issuance of common stock in connection with employee stock plans and other	1,068		9			9
Repurchases of common stock (Note 10)	(28,522)		(30)	(971)		(1,001)
Cash dividends ($$0.50 per common share)				(507)		(507)
Stock-based compensation expense			70			70
Balance July 31, 2022	1,005,938	$10	$1,130	$(3,695)	$237	$(2,318)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2020	1,303,927	$13	$963	$(1,961)	$(1,243)	$(2,228)
Net earnings				3,404		3,404
Other comprehensive income, net of taxes					110	110
Comprehensive income						3,514
Issuance of common stock in connection with employee stock plans and other	11,385		(41)			(41)
Repurchases of common stock (Note 10)	(162,793)	(1)	(132)	(4,371)		(4,504)
Cash dividends ($0.78 per common share)				(943)		(943)
Stock-based compensation expense			260			260
Balance July 31, 2021	1,152,519	$12	$1,050	$(3,871)	$(1,133)	$(3,942)

Balance October 31, 2021	1,092,205	$11	$1,060	$(2,461)	$(260)	$(1,650)
Net earnings				3,205		3,205
Other comprehensive income, net of taxes					497	497
Comprehensive income						3,702
Issuance of common stock in connection with employee stock plans and other	11,452		(104)			(104)
Repurchases of common stock (Note 10)	(97,719)	(1)	(99)	(3,399)		(3,499)
Cash dividends ($1.00 per common share)				(1,040)		(1,040)
Stock-based compensation expense			273			273
Balance July 31, 2022	1,005,938	$10	$1,130	$(3,695)	$237	$(2,318)
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1: Basis of Presentation
Basis of Presentation
The accompanying Consolidated Condensed Financial Statements of HP and its wholly-owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended October 31, 2021 in HP’s Annual Report on Form 10-K, filed on December 9, 2021. The Consolidated Condensed Balance Sheet for October 31, 2021 was derived from audited financial statements.
Principles of Consolidation
The Consolidated Condensed Financial Statements include the accounts of HP and its subsidiaries and affiliates in which HP has a controlling financial interest or is the primary beneficiary. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of July 31, 2022, the extent to which the COVID-19 pandemic and current macroeconomic factors will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.
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
A summary description of each segment is as follows:
Personal Systems offers commercial and consumer desktop and notebook personal computers (“PCs”), workstations, thin clients, commercial mobility devices, retail point-of-sale (“POS”) systems, displays and peripherals, software, support and services. HP groups commercial notebooks, commercial desktops, commercial services, commercial mobility devices, commercial detachables and convertibles, workstations, retail POS systems and thin clients into commercial PCs and consumer notebooks, consumer desktops, consumer services and consumer detachables into consumer PCs when describing performance in these markets. Described below are HP’s global business capabilities within Personal Systems:
•Commercial PCs are optimized for use by enterprise, public sector (which includes education), and SMB customers, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in the customer’s environment. Additionally, HP offers a range of services and solutions to enterprise, public sector (which includes education), and SMB customers to help them manage the lifecycle of their PC and mobility installed base.
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
HP does not allocate certain operating expenses, which it manages at the corporate level, to its segments. These unallocated amounts include expenses such as certain corporate governance costs and infrastructure investments, stock-based compensation expense, restructuring and other charges, acquisition-related charges, amortization of intangible assets and Russia exit charges.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)
Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	Three months ended July 31		Nine months ended July 31
	2022	2021	2022	2021
	In millions
Net revenue:
Notebooks	$6,574	$7,328	$22,729	$22,183
Desktops	2,537	2,246	8,199	6,871
Workstations	537	388	1,565	1,177
Other	441	444	1,324	1,333
Personal Systems	10,089	10,406	33,817	31,564
Supplies	2,814	3,092	9,013	9,575
Commercial	1,036	1,070	3,117	3,112
Consumer	725	720	2,239	2,562
Printing	4,575	4,882	14,369	15,249
Corporate Investments	—	—	1	1
Total segment net revenue	14,664	15,288	48,187	46,814
Other	—	1	(5)	(2)
Total net revenue	$14,664	$15,289	$48,182	$46,812

Earnings before taxes:
Personal Systems	$695	$869	$2,450	$2,337
Printing	911	857	2,748	2,806
Corporate Investments	(58)	(20)	(184)	(82)
Total segment earnings from operations	1,548	1,706	5,014	5,061
Corporate and unallocated costs and other	(89)	(134)	(409)	(378)
Stock-based compensation expense	(70)	(69)	(273)	(260)
Restructuring and other charges	(13)	(56)	(163)	(216)
Acquisition-related charges	(31)	(24)	(83)	(40)
Amortization of intangible assets	(50)	(42)	(154)	(103)
Russia exit charges	(23)	—	(23)	—
Interest and other, net	(70)	(55)	(141)	(106)
Total earnings before taxes	$1,202	$1,326	$3,768	$3,958

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the nine months ended July 31, 2022 and 2021 summarized by plan were as follows:

	Fiscal 2020 Plan
	Severance and EER	Non-labor	Other prior-year plan	Total
	In millions
Accrued balance as of October 31, 2021	$75	$—	$—	$75
Charges	89	62	—	151
Cash payments	(144)	(26)	—	(170)
Non-cash and other adjustments	—	(36)	—	(36)
Accrued balance as of July 31, 2022	$20	$—	$—	$20
Total costs incurred to date as of July 31, 2022	$698	$110	$504	$1,312

Reflected in Consolidated Condensed Balance Sheets
Other current liabilities	$20	$—	$—	$20

Accrued balance as of October 31, 2020	$55	$—	$12	$67
Charges	164	35	—	199
Cash payments	(132)	(4)	(12)	(148)
Non-cash and other adjustments	(1)	(31)	—	(32)
Accrued balance as of July 31, 2021	$86	$—	$—	$86

HP’s restructuring charges for the three months ended July 31, 2022 summarized by the plans outlined below were as follows:

	Fiscal 2020 Plan
	Severance and EER	Non-labor	Other prior-year plan	Total
	In millions
For the three months ended July 31, 2022	$4	$5	$(3)	$6

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
Other charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts, and are distinct from ongoing operational costs. These costs primarily relate to third-party professional services and other non-recurring costs. For the three and nine months ended July 31, 2022, HP incurred $7 million and $12 million of other charges, respectively. For the three and nine months ended July 31, 2021, HP incurred $8 million and $17 million of other charges, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2022	2021	2022	2021	2022	2021
	In millions
Service cost	$—	$—	$14	$16	$1	$—
Interest cost	41	76	5	5	2	2
Expected return on plan assets	(72)	(127)	(12)	(13)	(2)	(5)
Amortization and deferrals:
Actuarial loss (gain)	1	14	9	13	(4)	(4)
Prior service cost (credit)	—	—	1	(1)	(2)	(2)
Net periodic benefit (credit) cost	(30)	(37)	17	20	(5)	(9)
Settlement gain	—	—	(1)	—	—	—
Total periodic benefit (credit) cost	$(30)	$(37)	$16	$20	$(5)	$(9)

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2022	2021	2022	2021	2022	2021
	In millions
Service cost	$—	$—	$42	$50	$1	$1
Interest cost	121	228	16	14	6	6
Expected return on plan assets	(221)	(381)	(37)	(37)	(6)	(17)
Amortization and deferrals:
Actuarial loss (gain)	4	44	28	40	(12)	(12)
Prior service cost (credit)	—	—	4	(2)	(8)	(8)
Net periodic benefit (credit) cost	(96)	(109)	53	65	(19)	(30)
Settlement loss (gain)	—	1	(1)	—	—	—
Total periodic benefit (credit) cost	$(96)	$(108)	$52	$65	$(19)	$(30)

Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans at least the minimum contribution amount required by local government, funding and taxing authorities.
During fiscal year 2022, HP anticipates making contributions of approximately $44 million to its non-U.S. pension plans, approximately $36 million to its U.S. non-qualified plan participants and approximately $4 million to cover benefit claims under HP’s post-retirement benefit plans. During the nine months ended July 31, 2022, HP contributed $25 million to its non-U.S. pension plans, paid $23 million to cover benefit payments to U.S. non-qualified plan participants and paid $2 million to cover benefit claims under HP’s post-retirement benefit plans.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)
In fiscal 2021, HP entered into an agreement with The Prudential Insurance Company of America (“Prudential”) to purchase an irrevocable group annuity contract and transferred approximately $5.2 billion of the Pension Plan obligations, resulting in a decrease in interest cost and expected returns on plan assets for the three and nine months ended July 31, 2022.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was 7.0% and 16.5% for the three months ended July 31, 2022 and 2021, respectively, and 15.0% and 14.0% for the nine months ended July 31, 2022 and 2021, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three and nine months ended July 31, 2022 and 2021 was primarily due to tax effects of internal reorganization and favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world.
During the three and nine months ended July 31, 2022, HP recorded $132 million and $97 million, respectively, of net income tax benefits related to discrete items in the provision for taxes. These amounts included income tax benefits of $161 million and $144 million related to the filing of tax returns in various jurisdictions for the three and nine months ended July 31, 2022 and $3 million and $34 million related to restructuring charges for the three and nine months ended July 31, 2022, respectively. The three and nine months ended July 31, 2022 also included $87 million of tax benefits related to internal reorganization. These benefits were partially offset by income tax charges of $109 million and $104 million related to uncertain tax positions and $10 million and $19 million related to audit settlements in various jurisdictions for the three and nine months ended July 31, 2022, respectively. The nine months ended July 31, 2022 also included tax charges of $55 million related to withholding taxes on undistributed foreign earnings. In addition to the discrete items mentioned above, HP recorded excess tax benefits of $32 million associated with stock options, restricted stock units and performance-adjusted restricted stock units for the nine months ended July 31, 2022.
During the three and nine months ended July 31, 2021, HP recorded $21 million and $150 million, respectively, of net income tax benefits related to discrete items in the provision for taxes. These amounts included income tax benefits of $9 million and $45 million related to restructuring charges, and $23 million and $30 million related to the filing of tax returns in various jurisdictions for the three and nine months ended July 31, 2021, respectively. The nine months ended July 31, 2021 also included a tax benefit of $89 million related to tax effects of internal reorganization and a tax benefit of $10 million related to audit settlements in various jurisdictions. These benefits were partially offset by uncertain tax position charges of $13 million and $25 million for the three and nine months ended July 31, 2021, respectively. For the three and nine months ended July 31, 2021, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
Uncertain Tax Positions
As of July 31, 2022, the amount of gross unrecognized tax benefits was $961 million, of which up to $777 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits increased by $141 million for the nine months ended July 31, 2022. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of July 31, 2022 and 2021, HP had accrued $76 million and $70 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by $79 million within the next 12 months, affecting HP’s effective tax rate if realized.
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

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 6: Supplementary Financial Information
Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

Nine months ended July 31, 2022
In millions
Balance at beginning of period	$111
Current-period allowance for credit losses	10
Deductions, net of recoveries	(9)
Balance at end of period	$112
HP has in place certain third-party arrangements consisting of revolving short-term financing, which provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of July 31, 2022 and October 31, 2021, and the costs associated with the sale of trade receivables for the three and nine months ended July 31, 2022 and 2021 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended July 31		Nine months ended July 31
	2022	2021	2022	2021
	In millions
Balance at beginning of period(1)	$173	$212	$131	$188
Trade receivables sold	2,918	2,667	8,887	9,155
Cash receipts	(2,897)	(2,711)	(8,811)	(9,181)
Foreign currency and other	(5)	(2)	(18)	4
Balance at end of period(1)	$189	$166	$189	$166
(1) Amounts outstanding from third parties reported in Accounts receivable in the Consolidated Condensed Balance Sheets.
Inventory

	As of
	July 31, 2022	October 31, 2021
	In millions
Finished goods	$5,334	$4,532
Purchased parts and fabricated assemblies	2,858	3,398
	$8,192	$7,930

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Other Current Assets

	As of
	July 31, 2022	October 31, 2021
	In millions
Supplier and other receivables	$2,173	$2,333
Prepaid and other current assets	1,875	1,092
Value-added taxes receivable	943	1,005
	$4,991	$4,430

Property, Plant and Equipment, net

	As of
	July 31, 2022	October 31, 2021
	In millions
Land, buildings and leasehold improvements	$2,178	$2,166
Machinery and equipment, including equipment held for lease	5,424	5,307
	7,602	7,473
Accumulated depreciation	(4,976)	(4,927)
	$2,626	$2,546

Other Non-Current Assets

	As of
	July 31, 2022	October 31, 2021
	In millions
Deferred tax assets	$2,605	$2,917
Right-of-use assets from operating leases, net	1,144	1,192
Prepaid pension asset	880	766
Deposits and prepaid	596	734
Intangible assets	595	784
Other	996	698
	$6,816	$7,091

Other Current Liabilities

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)

	As of
	July 31, 2022	October 31, 2021
	In millions
Sales and marketing programs	$2,872	$3,179
Deferred revenue	1,317	1,277
Other accrued taxes	1,069	1,227
Employee compensation and benefit	1,042	1,627
Warranty	626	731
Operating lease liabilities	375	350
Tax liability	298	296
Other	2,991	3,228
	$10,590	$11,915

Other Non-Current Liabilities

	As of
	July 31, 2022	October 31, 2021
	In millions
Deferred revenue	$1,111	$1,099
Pension, post-retirement, and post-employment liabilities	935	1,041
Operating lease liabilities	836	936
Tax liability	716	830
Deferred tax liability	30	57
Other	834	815
	$4,462	$4,778

Russia exit charges
For the three months ended July 31, 2022, HP recognized charges of $23 million towards severance, cancellation of contracts, inventory write-downs and other one-time exit charges related to our decision to wind down our operations in Russia.

Interest and other, net

	Three months ended July 31		Nine months ended July 31
	2022	2021	2022	2021
	In millions
Interest expense on borrowings	$(96)	$(68)	$(229)	$(193)
Loss on extinguishment of debt	—	(16)	—	(16)
Other, net	26	29	88	103
	$(70)	$(55)	$(141)	$(106)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Net revenue by region

	Three months ended July 31		Nine months ended July 31
	2022	2021	2022	2021
	In millions
Americas	$6,395	$7,006	$20,157	$20,746
Europe, Middle East and Africa	4,712	5,004	16,670	16,267
Asia-Pacific and Japan	3,557	3,279	11,355	9,799
Total net revenue	$14,664	$15,289	$48,182	$46,812

Value of Remaining Performance Obligations
    As of July 31, 2022, the estimated value of transaction price allocated to remaining performance obligations was $3.4 billion. HP expects to recognize approximately $1.6 billion of the unearned amount in next 12 months and $1.8 billion thereafter.
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
Contract Liabilities
As of July 31, 2022 and October 31, 2021, HP’s contract liabilities balances were $2.4 billion and $2.3 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Consolidated Condensed Balance Sheets.
The increase in the contract liabilities balance for the nine months ended July 31, 2022 was primarily driven by sales of fixed-price support and maintenance services, partially offset by $1.0 billion of revenue recognized that was included in the contract liabilities balance as of October 31, 2021.
Changes in Variable Consideration
HP reduces the transaction price at the time performance obligations are satisfied for various customer and distributor sales incentive and promotional programs. During the three months ended July 31, 2021, we recorded an increase to our estimated transaction price for performance obligations satisfied in the prior periods of approximately $350 million. The change in estimate was a result of lower-than-expected marketing incentives due to increasing supply constraints, shifts in customer behavior and the evolving impact of the COVID-19 pandemic. The changes in estimates recorded during the three and nine months ended July 31, 2022, and nine months ended July 31, 2021 were immaterial.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
    The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2022				As of October 31, 2021
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$1,017	$—	$1,017	$—	$1,112	$—	$1,112
Government debt(1)	3,125	—	—	3,125	1,931	—	—	1,931
Available-for-Sale Investments:
Financial institution instruments	—	5	—	5	—	5	—	5
Marketable equity securities and mutual funds	5	46	—	51	15	56	—	71
Derivative Instruments:
Foreign currency contracts	—	971	—	971	—	277	—	277
Other derivatives	—	7	—	7	—	5	—	5
Total assets	$3,130	$2,046	$—	$5,176	$1,946	$1,455	$—	$3,401
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$50	$—	$50	$—	$24	$—	$24
Foreign currency contracts	—	272	—	272	—	203	—	203
Total liabilities	$—	$322	$—	$322	$—	$227	$—	$227

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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $10.5 billion as compared to its carrying amount of $11.0 billion at July 31, 2022. The fair value of HP’s short- and long-term debt was $8.0 billion as compared to its carrying value of $7.5 billion at October 31, 2021. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of July 31, 2022				As of October 31, 2021
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$1,017	$—	$—	$1,017	$1,112	$—	$—	$1,112
Government debt	3,125	—	—	3,125	1,931	—	—	1,931
Total cash equivalents	4,142	—	—	4,142	3,043	—	—	3,043
Available-for-Sale Investments:
Financial institution instruments	5	—	—	5	5	—	—	5
Marketable equity securities and mutual funds	39	12	—	51	42	29	—	71
Total available-for-sale investments	44	12	—	56	47	29	—	76
Total cash equivalents and available-for-sale investments	$4,186	$12	$—	$4,198	$3,090	$29	$—	$3,119

All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of July 31, 2022 and October 31, 2021, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of July 31, 2022
	Amortized Cost	Fair Value
	In millions
Due in one year	$5	$5
Non-marketable equity securities in privately held companies are included in Other non-current assets in the Consolidated Condensed Balance Sheets. These amounted to $109 million and $59 million as of July 31, 2022 and October 31, 2021, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded for the three and nine months ended July 31, 2022.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds, which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $79 million and $64 million as of July 31, 2022 and as of October 31, 2021, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of July 31, 2022 and October 31, 2021.
Fair Value Hedges
HP enters into fair value hedges, such as interest rate swaps, to reduce the exposure of its debt portfolio to changes in fair value resulting from changes in benchmark interest rates on HP’s future interest payments.
For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the change in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net, in the Consolidated Condensed Statements of Earnings in the period of change.
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
In June 2022, a series of forward starting swaps, which were executed in April and May 2022 with a total notional amount of $1.5 billion and $0.25 billion, respectively, were settled upon the issuance of the senior unsecured notes, resulting in a gain of $20 million recognized in Accumulated other comprehensive income (loss). The gain will be reclassified to Interest and other, net, over a portion of the life of the related debt.
In March 2022, a series of forward starting swaps with a total notional amount of $1.5 billion were settled upon the issuance of the senior unsecured notes, resulting in a gain of $59 million recognized in Accumulated other comprehensive income (loss). The gain will be reclassified to Interest and other, net, over a portion of the life of the related debt.
Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of forward contracts used to hedge foreign currency-denominated balance sheet exposures. HP also uses total return swaps to hedge its executive deferred compensation plan liability.
For derivative instruments not designated as hedging instruments, HP recognizes changes in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net, in the Consolidated Condensed Statements of Earnings in the period of change.

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
During the three and nine months ended July 31, 2022 and 2021, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of July 31, 2022					As of October 31, 2021
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$—	$—	$50	$750	$—	$—	$—	$16
Cash flow hedges:
Foreign currency contracts	16,732	711	246	189	61	17,137	198	69	148	42
Interest rate contracts	—	—	—	—	—	1,500	—	—	—	8
Total derivatives designated as hedging instruments	17,482	711	246	189	111	19,387	198	69	148	66
Derivatives not designated as hedging instruments
Foreign currency contracts	4,281	14	—	22	—	6,293	10	—	13	—
Other derivatives	128	7	—	—	—	103	5	—	—	—
Total derivatives not designated as hedging instruments	4,409	21	—	22	—	6,396	15	—	13	—
Total derivatives	$21,891	$732	$246	$211	$111	$25,783	$213	$69	$161	$66

Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of July 31, 2022 and October 31, 2021, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

	In the Consolidated Condensed Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
As of July 31, 2022
Derivative assets	$978	$—	$978	$241	$675	(1)	$62
Derivative liabilities	$322	$—	$322	$241	$79	(2)	$2
As of October 31, 2021
Derivative assets	$282	$—	$282	$160	$65	(1)	$57
Derivative liabilities	$227	$—	$227	$160	$64	(2)	$3
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
Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship were as follows:

Derivative Instrument	Hedged Item	Location	Year	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Three months ended July 31
Interest rate contract	Fixed-rate debt	Interest and other, net	2022	$(70)	$8	$(8)
			2021	$(55)	$5	$(5)
Nine months ended July 31
Interest rate contract	Fixed-rate debt	Interest and other, net	2022	$(141)	$(34)	$34
			2021	$(106)	$(5)	$5

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive income (loss) was as follows:

	Three months ended July 31		Nine months ended July 31
	2022	2021	2022	2021
	In millions
Gain/(loss) recognized in Accumulated other comprehensive income (loss) on derivatives:
Foreign currency contracts	$264	$167	$1,097	$(220)
Interest rate contracts	$16	$(34)	$85	$(34)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of cash flow hedges are recorded				Gain/(loss) reclassified from Accumulated other comprehensive income (loss) into earnings
	Three months ended July 31		Nine months ended July 31		Three months ended July 31		Nine months ended July 31
	2022	2021	2022	2021	2022	2021	2022	2021
	In millions
Net revenue	$14,664	$15,289	$48,182	$46,812	$349	$(57)	$548	$(246)
Cost of revenue	(11,764)	(11,901)	(38,564)	(36,660)	(23)	(7)	(58)	(17)
Other operating expenses	(1,628)	(2,007)	(5,709)	(6,088)	(1)	—	—	1
Interest and other, net	(70)	(55)	(141)	(106)	2	—	1	—
Total					$327	$(64)	$491	$(262)
As of July 31, 2022, HP expects to reclassify an estimated accumulated other comprehensive gain of $355 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive income (loss) based on the change of market rate, and therefore could have a different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net, in the Consolidated Condensed Statements of Earnings for the three and nine months ended July 31, 2022 and 2021 was as follows:

	Gain/(loss) recognized in earnings on derivative instrument
		Three months ended July 31		Nine months ended July 31
	Location	2022	2021	2022	2021
		In millions
Foreign currency contracts	Interest and other, net	$8	$(33)	$3	$(42)
Other derivatives	Interest and other, net	14	(2)	2	4
Total		$22	$(35)	$5	$(38)

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of July 31, 2022		As of October 31, 2021
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Commercial paper	$—	—%	$400	0.2%
Current portion of long-term debt	658	3.9%	672	3.8%
Notes payable to banks, lines of credit and other	47	2.5%	34	1.2%
	$705		$1,106
Long-Term Debt

	As of
	July 31, 2022	October 31, 2021
	In millions
U.S. Dollar Global Notes(1)
$500 issued at discount to par at a price of 99.771% at 4.05%, due September 2022	$500	$499
$1,200 issued at discount to par at a price of 99.863% at 6.00%, due September 2041	1,199	1,199
$1,150 issued at discount to par at a price of 99.769% at 2.2%, due June 2025	1,148	1,148
$1,000 issued at discount to par at a price of 99.718% at 3.0%, due June 2027	997	997
$850 issued at discount to par at a price of 99.790% at 3.4%, due June 2030	848	848
$1,000 issued at discount to par at a price of 99.808% at 1.45%, due June 2026	999	999
$1,000 issued at discount to par at a price of 99.573% at 2.65%, due June 2031(2)	996	996
$1,000 issued at discount to par at a price of 99.767% at 4.00%, due April 2029	999	—
$1,000 issued at discount to par at a price of 99.966% at 4.20%, due April 2032	1,000	—
$900 issued at discount to par at a price of 99.841% in June 2022 at 4.75%, due January 2028	899	—
$1,100 issued at discount to par at a price of 99.725% in June 2022 at 5.50%, due January 2033	1,097	—
	10,682	6,686
Other borrowings at 0.51%-9.00%, due in calendar years 2022-2029	401	439
Fair value adjustment related to hedged debt	(50)	(16)
Unamortized debt issuance cost	(81)	(51)
Current portion of long-term debt	(658)	(672)
Total long-term debt	$10,294	$6,386
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
In June 2022, HP completed its offering of $2.0 billion aggregate principal amount of senior unsecured notes, consisting of $0.9 billion of 4.75% notes due January 2028 and $1.1 billion of 5.50% notes due January 2033. HP incurred issuance costs of $17 million. HP will pay interest semi-annually on each series of the notes on January 15 and July 15, beginning January 15, 2023. In June 2022, HP terminated a series of forward starting swap agreements with notional amounts totaling $1.75 billion that were executed to mitigate the treasury rate volatility associated with this debt issuance. HP intends to use the net proceeds from the offering, together with other available funds, to fund the purchase price of the acquisition of Plantronics, Inc. (“Poly”), repay Poly’s existing term loan, and pay any related fees and expenses.
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
As disclosed in Note 8, “Financial Instruments,” HP uses interest rate swaps to mitigate some of the exposure of its debt portfolio to changes in fair value resulting from changes in benchmark interest rates. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.
Commercial Paper
As of July 31, 2022, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.
Credit Facility
As of July 31, 2022, HP maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility, which HP entered into on May 26, 2021. Commitments under the revolving credit facility will be available until May 26, 2026. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
As of July 31, 2022, HP was in compliance with the covenants in the credit agreement governing the revolving credit facility.
On August 23, 2022, HP entered into an amendment to the credit agreement governing the revolving credit facility, pursuant to which the credit agreement has been amended to provide for interest rates at Term SOFR instead of LIBOR.
Available Borrowing Resources
As of July 31, 2022, HP had available borrowing resources of $539 million from uncommitted lines of credit in addition to the revolving credit facility.

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three and nine months ended July 31, 2022, HP executed share repurchases of 29 million shares and 98 million shares and settled total shares for $1.0 billion and $3.5 billion respectively. During the three and nine months ended July 31, 2021, HP executed share repurchases of 50 million shares and 163 million, respectively, and settled total shares for $1.5 billion and $4.5 billion respectively. Share repurchases executed during the three and nine months ended July 31, 2021 included 1.8 million shares settled in August 2021.
The shares repurchased during the nine months ended July 31, 2022 and 2021 were all open market repurchase transactions. As of July 31, 2022, HP had approximately $2.9 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

Tax effects related to Other Comprehensive Income (Loss)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)

	Three months ended July 31		Nine months ended July 31
	2022	2021	2022	2021
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax benefit (provision) on unrealized (losses) gains arising during the period	$1	$—	$2	$(1)

Tax effect on change in unrealized components of cash flow hedges:
Tax (provision) benefit on unrealized gains (losses) arising during the period	(159)	(22)	(305)	18
Tax provision (benefit) on (gains) losses reclassified into earnings	99	(4)	135	(25)
	(60)	(26)	(170)	(7)
Tax effect on change in unrealized components of defined benefit plans:
Tax provision on gains arising during the period	—	—	(6)	(11)
Tax benefit on amortization of actuarial loss and prior service benefit	(3)	(4)	(5)	(14)
Tax provision on curtailments, settlements and other	—	—	(1)	—
	(3)	(4)	(12)	(25)

Tax effect on change in cumulative translation adjustment	—	(2)	2	(8)
Tax provision on other comprehensive income	$(62)	$(32)	$(178)	$(41)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended July 31		Nine months ended July 31
	2022	2021	2022	2021
	In millions
Other comprehensive income, net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$—	$1	$(5)	$4

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	121	111	877	(236)
(Gains) losses reclassified into earnings	(228)	60	(356)	237
	(107)	171	521	1
Change in unrealized components of defined benefit plans:
Gains arising during the period	10	(1)	26	29
Amortization of actuarial loss and prior service benefit(1)	2	16	11	48
Curtailments, settlements and other	(1)	—	(2)	1
	11	15	35	78

Change in cumulative translation adjustment	(14)	—	(54)	27
Other comprehensive (losses) income, net of taxes	$(110)	$187	$497	$110
(1)These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans.”

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)
The components of Accumulated other comprehensive income (loss), net of taxes and changes were as follows:

	Nine months ended July 31, 2022
	Net unrealized gains (losses) on available-for-sale debt securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive income (loss)
	In millions
Balance at beginning of period	$15	$19	$(323)	$29	$(260)
Other comprehensive (loss) gain before reclassifications	(5)	877	26	(54)	844
Reclassifications of (gain) loss into earnings	—	(356)	11	—	(345)
Reclassifications of settlements into earnings	—	—	(2)	—	(2)
Balance at end of period	$10	$540	$(288)	$(25)	$237

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended July 31		Nine months ended July 31
	2022	2021	2022	2021
	In millions, except per share amounts
Numerator:
Net earnings	$1,119	$1,108	$3,205	$3,404
Denominator:
Weighted-average shares used to compute basic net EPS	1,024	1,185	1,052	1,235
Dilutive effect of employee stock plans	11	14	12	12
Weighted-average shares used to compute diluted net EPS	1,035	1,199	1,064	1,247
Net earnings per share:
Basic	$1.09	$0.94	$3.05	$2.76
Diluted	$1.08	$0.92	$3.01	$2.73
Anti-dilutive weighted-average stock-based compensation awards(1)	5	—	4	2
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

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of July 31, 2022, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement entered into with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
Hewlett-Packard Company v. Oracle Corporation.  On June 15, 2011, HP filed suit against Oracle Corporation (“Oracle”) in California Superior Court in Santa Clara County in connection with Oracle’s March 2011 announcement that it was discontinuing software support for HP’s Itanium-based line of mission critical servers. HP asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. In the first phase of the bifurcated trial, the court ruled that the contract at issue required Oracle to continue to offer its software products on HP’s Itanium-based servers for as long as HP decided to sell such servers. In the second phase, the jury returned a verdict in favor of HP, awarding HP approximately $3.0 billion in damages, which included approximately $1.7 billion for past lost profits and $1.3 billion for future lost profits. The court entered judgment for HP for this amount with interest accruing until the judgment was paid. Oracle appealed the trial court’s judgment and HP filed a cross appeal challenging the trial court’s denial of prejudgment interest. The Court of Appeals affirmed both the trial court’s judgment and its denial of prejudgment interest to HP. Oracle filed a petition with the California Supreme Court for review, which was denied on September 29, 2021. On October 12, 2021, Oracle paid approximately $4.65 billion to satisfy the judgment with interest. During the fourth quarter of fiscal 2021, HP recorded approximately $2.3 billion as a gain (Interest and other, net) in relation to the damages awarded, representing HP’s interest in the amount recovered, which was shared equally between HP and Hewlett Packard Enterprise, less $47.4 million reimbursed to Hewlett Packard Enterprise for certain costs incurred in the prosecution of the action prior to the Separation. On January 27, 2022, Oracle filed a petition for certiorari asking the United States Supreme Court for review. The petition was denied on May 16, 2022. Oracle has exhausted legal appeals and has no further legal recourse to reverse the judgment.
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
Philips Patent Litigation. In September 2020, Koninklijke Philips N.V. and Philips North America LLC (collectively, “Philips”) filed a complaint against HP for patent infringement in federal court for the District of Delaware and filed a companion complaint with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act against HP and 8 other sets of respondents. Both complaints allege that certain digital video-capable devices and components thereof infringe four of Philips’ patents. In October 2020, the ITC instituted an investigation, and Philips later withdrew two of the four patents. On March 23, 2022, the ITC rendered a final determination that no violation of section 337 has occurred. Philips did not appeal and elected to resume litigation with its case in federal court. Philips seeks unspecified damages and an injunction against HP, and the prior stay has been lifted.
Caltech Patent Litigation. On November 11, 2020, the California Institute of Technology (“Caltech”) filed a complaint against HP for patent infringement in the federal court for the Western District of Texas. On March 19, 2021, Caltech filed an amendment to this same complaint. The complaint as amended alleges infringement of five of Caltech’s patents, U.S. Patent Nos. 7,116,710; 7,421,032; 7,716,552; 7,916,781; and 8,284,833. The accused products are HP commercial and consumer PCs as well as wireless printers that comply with the IEEE 802.11n, 802.11ac, and/or 802.11ax standards. Caltech seeks unspecified damages and other relief. The court stayed the case pending the decision by the U.S. Court of Appeals for the Federal Circuit in The California Inst. of Tech. v. Broadcom Ltd et al., Case No. 2020-2222, which was issued on February 4, 2022. On March 12, 2022, the parties filed a status report regarding whether the court should lift the stay, which remains pending.
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
York County on behalf of the County of York Retirement Fund v. HP Inc., et al., and related proceedings. On November 5, 2020, York County, on behalf of the County of York Retirement Fund, filed a putative class action complaint against HP, Dion Weisler, and Catherine Lesjak in federal court in the Northern District of California. The court appointed Maryland Electrical Industry Pension Fund as Lead Plaintiff. Lead Plaintiff filed a consolidated complaint, which additionally names as defendants Enrique Lores and Richard Bailey. The complaint alleges, among other things, that from November 5, 2015 to June 21, 2016, HP and the named current and former officers violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business. Plaintiffs seek compensatory damages and other relief. HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On March 3, 2022, the court granted the motion to dismiss with prejudice. Plaintiffs are appealing the decision. On May 17, 2021, stockholder Scott Franklin filed a derivative complaint against certain current and former officers and directors in federal court in the District of Delaware. Plaintiff purports to bring the action on behalf of HP, which he has named as a nominal defendant, and he makes substantially the same factual allegations as in the York County securities complaint,

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
bringing claims for breach of fiduciary duty and violations of securities laws. The derivative plaintiff seeks compensatory damages, governance reforms, and other relief. By court order following stipulations by the parties, the case was transferred to the Northern District of California, and the case was stayed pending a ruling on the motion to dismiss in York County. On January 13, 2022, stockholder Gerald Lovoi filed a derivative complaint in federal court in the Northern District of California against the same current and former officers and directors named in the Franklin action. The complaint alleges the same basic claims based on the same alleged conduct as the Franklin action and seeks similar relief. By stipulation of the parties, the Lovoi action was stayed pending a ruling on the motion to dismiss in York County. Both derivative actions will remain stayed until any appeal related to the York decision has been exhausted.
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
Autonomy Corporation Limited v. Michael Lynch and Sushovan Hussain. On April 17, 2015, four former HP subsidiaries that became subsidiaries of Hewlett Packard Enterprise at the time of the Separation (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems, Limited, and Autonomy, Inc.) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain. The Particulars of Claim seek damages in excess of $5 billion from Messrs. Lynch and Hussain for breach of their fiduciary duties by causing Autonomy group companies to engage in improper transactions and accounting practices. On October 1, 2015, Messrs. Lynch and Hussain filed their defenses. Mr. Lynch also filed a counterclaim against Autonomy Corporation Limited seeking $160 million in damages, among other things, for alleged misstatements regarding Lynch. Trial was completed in January 2020. On May 17, 2022, the court issued its final judgment, memorializing its findings that HP succeeded in substantially all of its claims and that Messrs. Lynch and Hussein engaged in fraud, and dismissing Mr. Lynch’s counterclaim. The court deferred its assessment of damages to a later, separate judgment to be issued after further submissions, but it has indicated that damages awarded may be substantially less than is claimed. Litigation is unpredictable, and there can be no assurance that HP will

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
recover damages or as to how any award of damages will compare with the amount claimed. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery.
Environmental
    HP is, and may become a party to, proceedings brought by U.S. or state agencies or private third parties under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), known as “Superfund,” or state laws similar to CERCLA. HP is also conducting environmental investigations or remediation at several current or former operating sites and former disposal sites pursuant to administrative orders or consent agreements with environmental agencies.

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
HP’s aggregate product warranty liabilities and changes were as follows:

Nine months ended July 31, 2022
In millions
Balance at beginning of period	$959
Accruals for warranties issued	723
Adjustments related to pre-existing warranties (including changes in estimates)	(41)
Settlements made (in cash or in kind)	(752)
Balance at end of period	$889

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 14: Commitments
Unconditional Purchase Obligations
As of July 31, 2022, HP had unconditional purchase obligations of $4.3 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancellable without penalty.
As of July 31, 2022, unconditional purchase obligations were as follows:

Fiscal year	In millions
2022(1)	$708
2023	2,099
2024	1,420
2025	76
2026	20
Thereafter	13
Total	$4,336
(1) Represents expected unconditional purchase obligations for the remaining three months of the fiscal year 2022.

Note 15: Subsequent Events
On August 29, 2022, we completed the acquisition of Poly, a leading global provider of workplace collaboration solutions, in an all-cash transaction for $40 per share, implying a total enterprise value of $3.3 billion, inclusive of Poly’s net debt. Poly is a leader in video conferencing solutions, cameras, headsets, voice and software. With the acquisition, we aim to deliver a complete ecosystem of devices, software, and digital services to create premium employee experiences, improve workforce productivity, and provide enterprise customers with better visibility, insights, security, and manageability across their hybrid IT environments. The financial results of Poly will be included in our Consolidated Financial Statements for the year ended October 31, 2022, from the date of the acquisition.
On September 1, 2022, we consummated our offer (the “Exchange Offer”) to exchange approximately $0.5 billion of outstanding notes issued by Poly (the “Poly Notes”) for new notes issued by us with the same interest rate, interest payment dates, maturity date and redemption terms as the exchanged Poly Notes. In conjunction with the Exchange Offer, certain proposed amendments that would eliminate substantially all restrictive covenants and certain events of default and other provisions in the indenture governing Poly Notes were adopted, pursuant to a consent solicitation conducted concurrently with the Exchange Offer.

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
•Results of Operations.  An analysis of our financial results comparing the three and nine months ended July 31, 2022 to the prior-year period. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.
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
•In Personal Systems, our strategic focus is on:
◦profitable growth through innovation and market segmentation
◦enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes;
◦investing in endpoint services and solutions. We are focused on services, including Device as a Service, as the market begins to shift to contractual solutions, and accelerating in attractive adjacencies such as peripherals; and
◦driving innovation to enable productivity and collaboration with the PC becoming essential for hybrid work, learn and play.
We believe that we are well positioned due to our competitive product lineup along with our recent acquisitions in peripherals and remote-computing solutions.
•In Printing, our strategic focus is on:
◦offering innovative printing solutions and contractual solutions to serve consumers, SMBs and large enterprises through our Instant Ink Services, HP+ and Managed Print Services solutions;
◦providing digital printing solutions for graphics segments and applications including commercial publishing, labels, packaging, and textiles; and
◦expanding our footprint in 3D printing across digital manufacturing and strategic applications.
In addition to growing our subscription business, we are also focused on rebalancing system profitability to more profit upfront units through our product offerings including HP+ and Big Tank.
We are committed to growing our peripherals, gaming, workforce solutions, consumer subscriptions, 3D and industrial graphics businesses. Our ability to innovate is helping us gain momentum in growth areas like gaming and peripherals, and we see significant opportunities to drive greater recurring revenues across Personal Systems and Printing. We have integrated and expanded our Device-as-a-Service and Managed Print Services offerings to create new Workforce Solutions that help customers manage and secure hybrid IT ecosystems. We continue to build on strong assets like Instant Ink to grow our Consumer Subscription business. In Industrial Graphics, we are driving the shift from analog to digital in segments like labels and packaging. In Personalization & 3D, we are creating end-to-end solutions that can capture more value with our differentiated technology.
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
•In Personal Systems, we face challenges with industry component availability which we expect to continue to negatively impact our ability to meet demand at least in the short-term. However, as component availability improves we expect the pricing environment to get more competitive.
•In Printing, we face challenges from a competitive environment, including non-original supplies (which includes imitation, refill, or remanufactured alternatives), and we face component constraints and other supply chain disruptions particularly in printer hardware which we expect to continue to negatively impact our ability to meet demand at least in the short term. We also obtain many Printing components from single source due to technology, availability, price, quality, or other considerations. For instance, we source the majority of our A4 and a portion of our A3 portfolio of

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement.
On May 31, 2022, we announced our decision to wind down business operations in Russia having already suspended all new shipments and paused our marketing and advertising activities. Russia contributed approximately $1.0 billion of total net revenue in fiscal 2021. In the third quarter of fiscal 2022, we recognized a charge of $23 million towards severance, cancellation of contract, inventory write-downs and other one-time exit charges related to our decision to wind down our operations in Russia. A significant escalation or expansion of the situation’s current scope could have an adverse effect on our business, results of operations, cash flows or financial position. We continue to be focused on the safety and security of our employees and their families in the impacted regions and we have provided, and expect to continue to provide, grants to support Ukrainian relief efforts.
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
To address these challenges, we continue to pursue innovation with a view towards developing new products and services aligned with generating market demand and meeting the needs of our customers and partners. In addition, we continue to work on improving our operations and adapting our business models, with a particular focus on enhancing our end-to-end processes, analytics and efficiencies. We also continue to work on optimizing our sales coverage models, aligning our sales incentives with our strategic goals, improving channel execution and inventory, production and backlog management, strengthening our capabilities in our areas of strategic focus, effective cost management, strengthening our pricing discipline, and developing and capitalizing on market opportunities.
In October 2019, we announced cost-reduction and operational efficiency initiatives intended to simplify the way we work, move closer to our customers and facilitate specific investment in our business. These initiatives were further updated in February 2020. These efforts included transforming our operating model to integrate our sales force into a single commercial organization and reducing structural costs across HP through our restructuring plan approved in September 2019 (the “Fiscal 2020 Plan”). We have invested, and expect to continue to invest, a portion of the savings from these efforts across our businesses, including investing to build our digital capabilities. Over time, we expect these investments will make us more efficient and allow us to advance our positions in Personal Systems and Printing, while also disrupting new industries where we see attractive medium to long-term growth opportunities. However, the rate at which we are able to invest in our business and the returns that we are able to achieve from these investments will be affected by many factors, including the efforts to address the execution, industry and macroeconomic challenges facing our business as discussed above. As a result, we may experience delays in the anticipated timing of activities related to these efforts, and the anticipated benefits of these efforts may not materialize.
In the third year of our program, we continued to look at new cost savings opportunities and are on track to exceed $1.2 billion in gross run-rate structural cost reductions by year end. In the third quarter of fiscal year 2021, we completed the initial deployment of our SAP S/4 HANA system, one of the largest ERP implementations. Also, as part of our end-to-end business planning and forecasting efforts, we went live with our new cloud-based platform, which we believe will improve our forecasting agility as part of our digital transformation. We continue to optimize our real estate footprint, including 23 real estate actions for the nine months ended July 31, 2022, as we rebuild and modernize our key locations, focusing on collaboration and hybrid work for our employees. For more information on our Fiscal 2020 Plan, see Note 3, “Restructuring and Other Charges,” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference. As we complete the current Fiscal 2020 plan, we are currently finalizing a new multi-year transformation program that we plan to communicate in the first quarter of fiscal 2023.
We typically experience higher net revenues in our fourth quarter compared to other quarters in our fiscal year due in part to seasonal holiday demand. Historical seasonal patterns may not continue in the future and have been impacted by supply constraints, shifts in customer behavior and the continuing impacts of the COVID-19 pandemic.
Our COVID-19 Response
We continue to closely monitor the COVID-19 pandemic, including its resurgence in key markets. We will continue promoting the health, safety, and well-being of workers and their loved ones. In response to the COVID-19 pandemic, we have established a cross-functional COVID-19 program management office that reviews the latest data from our business and site leaders and identifies and addresses emerging risks and issues, and we have put in place global policies and protocols based on

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
guidance from healthcare experts and public health leaders, which we continue to review and update. We balance our company-wide approach by assessing risk and adjusting our response at the site level, taking into consideration each country’s or area’s COVID-19 case trends and related measures. We have commenced a phased approach to returning our employees onsite, which included modifications to certain of our facilities as we adapt to a hybrid work environment.
The business impact of the COVID-19 pandemic has created new and different demand dynamics in our markets. Our Personal Systems business benefited from the hybrid work environment and growth in gaming. However, these trends and consumer behavior have started to change driven by various macroeconomic factors. For the nine months ended July 31, 2022, we continued to see strong demand in Windows-based Commercial PCs, and mix shifts from low end to premium products. We saw demand weakness in Consumer PCs and Chromebook. We further anticipate the overall macroeconomic environment to adversely impact the demand for Commercial PCs in the short-term. In Printing, we continued to see gradual and uneven recovery in Commercial Print and softening of demand in Consumer Print. Also, favorable pricing and mix has contributed towards higher average selling prices (“ASPs”) in both Personal Systems and Printing which is offsetting the impact of higher cost. Industry wide commodity and component constraints, including application specific integrated circuits (“ASICs”) that are unique to our products, manufacturing disruptions in China, and logistics challenges globally, are expected to continue with some improvement, at least in the short-term.
As the COVID-19 pandemic continues and new variants of the virus emerge, we are seeing a resurgence of the pandemic in key markets including China. We have experienced and may experience future disruptions in supply, manufacturing and logistics, including particularly in Asia, and with our suppliers and outsourcing partners globally. The full extent of the impact of the COVID-19 pandemic on our business, results of operations, cash flows and financial position will depend on many factors that are not within our control, including, but not limited to: the severity, duration and scope of the pandemic, including the impact of coronavirus mutations and resurgences; the effectiveness of actions taken to contain or mitigate the pandemic and prevent or limit any reoccurrence; the development, availability and public acceptance of effective treatments or vaccines; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part II of this report as well as in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
RECENT DEVELOPMENTS
On August 29, 2022, we completed the acquisition of Plantronics, Inc. (“Poly”), a leading global provider of workplace collaboration solutions, in an all-cash transaction for $40 per share, implying a total enterprise value of $3.3 billion, inclusive of Poly’s net debt. Poly is a leader in video conferencing solutions, cameras, headsets, voice and software. With the acquisition, we aim to deliver a complete ecosystem of devices, software, and digital services to create premium employee experiences, improve workforce productivity, and provide enterprise customers with better visibility, insights, security, and manageability across their hybrid IT environments. The financial results of Poly will be included in our Consolidated Financial Statements for the year ended October 31, 2022, from the date of the acquisition.
On September 1, 2022, we consummated our offer (the “Exchange Offer”) to exchange approximately $0.5 billion of outstanding notes issued by Poly (the “Poly Notes”) for new notes issued by us with the same interest rate, interest payment dates, maturity date and redemption terms as the exchanged Poly Notes. In conjunction with the Exchange Offer, certain proposed amendments that would eliminate substantially all restrictive covenants and certain events of default and other provisions in the indenture governing Poly Notes were adopted, pursuant to a consent solicitation (the “Consent Solicitation”) conducted concurrently with the Exchange Offer.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Actual results may differ materially from those estimates. As of July 31, 2022, the impact to our business from the COVID-19 pandemic and changing macroeconomic factors continue to unfold. Additionally, HP continues to assess and evaluate impacts from the events in Russia, inflationary concerns, as well as certain supply chain disruptions. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods. Our management believes that there have been no significant changes during the nine months ended July 31, 2022 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, except as mentioned in Note 1, “Basis of Presentation.”

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Consolidated Condensed Financial Statements see Note 1, “Basis of Presentation,” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2022		2021		2022		2021
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$14,664	100.0%	$15,289	100.0%	$48,182	100.0%	$46,812	100.0%
Cost of revenue	11,764	80.2%	11,901	77.8%	38,564	80.0%	36,660	78.3%
Gross profit	2,900	19.8%	3,388	22.2%	9,618	20.0%	10,152	21.7%
Research and development	368	2.5%	477	3.1%	1,211	2.5%	1,462	3.1%
Selling, general and administrative	1,143	7.8%	1,408	9.3%	4,075	8.5%	4,267	9.2%
Restructuring and other charges	13	—%	56	0.3%	163	0.4%	216	0.4%
Acquisition-related charges	31	0.2%	24	0.2%	83	0.2%	40	0.1%
Amortization of intangible assets	50	0.4%	42	0.3%	154	0.3%	103	0.2%
Russia exit charges	23	0.2%	—	—%	23	—%	—	—%
Earnings from operations	1,272	8.7%	1,381	9.0%	3,909	8.1%	4,064	8.7%
Interest and other, net	(70)	(0.5)%	(55)	(0.3)%	(141)	(0.3)%	(106)	(0.2)%
Earnings before taxes	1,202	8.2%	1,326	8.7%	3,768	7.8%	3,958	8.5%
Provision for taxes	(83)	(0.6)%	(218)	(1.5)%	(563)	(1.1)%	(554)	(1.2)%
Net earnings	$1,119	7.6%	$1,108	7.2%	$3,205	6.7%	$3,404	7.3%

Net Revenue
For the three months ended July 31, 2022, net revenue decreased 4.1% (decreased 1.9% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 10.4% to $5.2 billion, while net revenue from international operations decreased 0.2% to $9.5 billion. The decrease in net revenue was primarily driven by reduction in previously estimated sales and marketing program incentives in the prior-year period, decline in Notebooks and Supplies, and foreign currency impacts, partially offset by growth in Desktop and Workstations. The decrease was driven by unit decline, partially offset by higher ASPs in Personal Systems. Overall, units were down in both Personal Systems and Printing due to demand softness, particularly in Consumer, driven by the macroeconomic environment and inflationary trends.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
For the nine months ended July 31, 2022, total net revenue increased 2.9% (increased 3.8% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 3.8% to $16.3 billion, while net revenue from international operations increased 6.7% to $31.9 billion. The increase in net revenue was primarily driven by growth in Desktops, Notebooks and Workstations partially offset by decline in Supplies, foreign currency impacts and Consumer Printing. The increase was driven by higher ASPs due to favorable pricing and mix shifts, partially offset by unit decline. Overall, units were down in both Personal Systems and Printing due to demand softness, particularly in Consumer, driven by the macroeconomic environment and inflationary trends.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For the three months ended July 31, 2022, gross margin decreased by 2.4 percentage points, primarily driven by the reduction in previously estimated sales and marketing program incentives in the prior-year period and foreign currency impacts.
For the nine months ended July 31, 2022, gross margin decreased by 1.7 percentage points, primarily driven by the reduction in previously estimated sales and marketing program incentives in the third quarter of fiscal 2021, higher commodity costs, foreign currency impacts and mix shift towards Personal Systems, partially offset by favorable pricing.
A detailed discussion of the factors contributing to the changes in segment gross margin is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense decreased 22.9% for the three months ended July 31, 2022, primarily due to lower variable compensation and increased investments in Personal Systems in the prior-year period.
R&D expense decreased 17.2% for the nine months ended July 31, 2022, primarily due to joint R&D partner funding and increased investments in Personal Systems in the prior-year period, and lower variable compensation.
Selling, General and Administrative (“SG&A”)
SG&A expense decreased 18.8% and 4.5% for the three and nine months ended July 31, 2022, respectively, primarily due to lower spend on go-to-market initiatives and variable compensation.
Restructuring and Other Charges
Restructuring and other charges for the three and nine months ended July 31, 2022 related primarily to the Fiscal 2020 Plan. For more information, see Note 3, “Restructuring and other charges,” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Amortization of Intangible Assets
Amortization of intangible assets for the three and nine months ended July 31, 2022 relates primarily to intangible assets resulting from prior acquisitions. Amortization of intangible assets increased by $8 million and $51 million for the three and nine months ended July 31, 2022, respectively, primarily due to recent acquisitions including HyperX and Teradici.
Russia exit charges
For the three months and nine months ended July 31, 2022, HP recognized a charge of $23 million towards severance, cancellation of contracts, inventory write-downs and other one-time exit charges related to our decision to wind down our operations in Russia.
Interest and Other, Net
Interest and other, net expense increased $15 million and $35 million for the three months and nine months ended July 31, 2022, respectively, primarily due to issuance of senior unsecured notes.
Provision for taxes
Our effective tax rate was 7.0% for the three months ended July 31, 2022 and 15.0% for the nine months ended July 31, 2022. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three and nine months ended July 31, 2022 was primarily due to tax effects of internal reorganization and favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world.
During the three and nine months ended July 31, 2022, we recorded $132 million and $97 million, respectively, of net income tax benefits related to discrete items in the provision for taxes. These amounts included income tax benefits of $161 million and $144 million related to the filing of tax returns in various jurisdictions for the three and nine months ended July 31,

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
2022, and $3 million and $34 million related to restructuring charges for the three and nine months ended July 31, 2022, respectively. The three and nine months ended July 31, 2022 also included $87 million of tax benefits related to internal reorganization. These benefits were partially offset by income tax charges of $109 million and $104 million related to uncertain tax positions and $10 million and $19 million related to audit settlements in various jurisdictions for the three and nine months ended July 31, 2022, respectively. The nine months ended July 31, 2022 also included tax charges of $55 million related to withholding taxes on undistributed foreign earnings. In addition to the discrete items mentioned above, we recorded excess tax benefits of $32 million associated with stock options, restricted stock units and performance-adjusted restricted stock units for the nine months ended July 31, 2022.

Segment Information
A description of the products and services for each segment can be found in Note 2, “Segment Information” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Personal Systems

	Three months ended July 31			Nine months ended July 31
	2022	2021	% Change	2022	2021	% Change
	Dollars in millions
Net revenue	$10,089	$10,406	(3.0)%	$33,817	$31,564	7.1%
Earnings from operations	$695	$869	(20.0)%	$2,450	$2,337	4.8%
Earnings from operations as a % of net revenue	6.9%	8.4%		7.2%	7.4%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2022	2021		2022	2021
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Notebooks	$6,574	$7,328	(7.2)%	$22,729	$22,183	1.7%
Desktops	2,537	2,246	2.8%	8,199	6,871	4.2%
Workstations	537	388	1.4%	1,565	1,177	1.2%
Other	441	444	—%	1,324	1,333	—%
Total Personal Systems	$10,089	$10,406	(3.0)%	$33,817	$31,564	7.1%
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended July 31, 2022 compared with three months ended July 31, 2021
    Personal Systems net revenue decreased 3.0% (decreased 0.3% on a constant currency basis) for the three months ended July 31, 2022, as compared to the prior-year period. The decrease was primarily driven by the prior period reduction in previously estimated sales and marketing program incentives. Unit volume declined 25.0% and ASP’s increased by 29.3%. The decrease in unit volume was primarily driven by a decline in Notebooks due to lower Chromebook mix and softening consumer demand, partially offset by increases in Desktops and Workstations. The increase in ASPs was primarily due to mix shifts to premium and favorable pricing, partially offset by foreign currency impacts. Also, units were impacted due to the continued supply chain challenges and overall macroeconomic environment.
Commercial PCs revenue increased 6.9% primarily driven by higher ASPs and unit growth in Workstations and Desktops, partially offset by unit decline in Notebooks due to lower Chromebooks. Consumer PCs net revenue decreased 19.7% driven by unit declines in Notebooks and Desktops, partially offset by higher ASPs.
Consequently, net revenue decreased 10.3% in Notebooks, increased 13.0% in Desktops and 38.5% in Workstations.
    Personal Systems earnings from operations as a percentage of net revenue decreased by 1.5 percentage points, primarily due to a decrease in gross margin, partially offset by a decrease in operating expenses as a percentage of revenue. The gross margin decreased primarily due to higher costs, foreign currency impacts and a reduction in previously estimated sales and marketing program incentives in the prior-year period, partially offset by favorable pricing. Operating expenses as a percentage of revenue decreased by 1.7 percentage points primarily driven by lower variable compensation and increased R&D investments in the prior-year period.

Nine months ended July 31, 2022 compared with nine months ended July 31, 2021
    Personal Systems net revenue increased 7.1% (increased 8.3% on a constant currency basis) for the nine months ended July 31, 2022, as compared to the prior-year period. The increase was driven by a 27.2% increase in ASPs, partially offset by 15.8% decrease in unit volume. The increase in ASPs was primarily due to favorable pricing and mix shifts to premium, partially offset by foreign currency impacts. The decrease in unit volume was primarily driven by a decline in Notebooks due to

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
lower Chromebook sales and softening consumer demand, partially offset by increases in Desktops and Workstations. In addition, units were impacted due to the continued supply chain challenges and overall macroeconomic environment.
Commercial PCs revenue increased 17.0% primarily driven by higher ASPs and unit growth in Desktops and Workstations, partially offset by unit decline in Notebooks due to lower Chromebooks. Consumer PCs net revenue decreased 8.6% driven by unit declines in Notebooks and Desktops, partially offset by higher ASPs.
Consequently, net revenue increased 2.5% in Notebooks, 19.3% in Desktops and 33.0% in Workstations.
    Personal Systems earnings from operations as a percentage of net revenue decreased by 0.2 percentage points, primarily due to a decrease in gross margin, partially offset by a decrease in operating expenses as a percentage of revenue. The gross margin decrease was primarily due to the reduction in previously estimated sales and marketing program incentives in the third quarter of fiscal 2021, higher costs including commodity costs and foreign currency impacts, partially offset by favorable pricing and mix shifts. Operating expenses as a percentage of revenue decreased by 1.2 percentage points primarily driven by joint partner funding and last year’s increased R&D investments, and lower variable compensation.

Printing

	Three months ended July 31			Nine months ended July 31
	2022	2021	% Change	2022	2021	% Change
	Dollars in millions
Net revenue	$4,575	$4,882	(6.3)%	$14,369	$15,249	(5.8)%
Earnings from operations	$911	$857	6.3%	$2,748	$2,806	(2.1)%
Earnings from operations as a % of net revenue	19.9%	17.6%		19.1%	18.4%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2022	2021		2022	2021
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$2,814	$3,092	(5.7)%	$9,013	$9,575	(3.7)%
Commercial	1,036	1,070	(0.7)%	3,117	3,112	—%
Consumer	725	720	0.1%	2,239	2,562	(2.1)%
Total Printing	$4,575	$4,882	(6.3)%	$14,369	$15,249	(5.8)%
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended July 31, 2022 compared with three months ended July 31, 2021
Printing net revenue decreased 6.3% (decreased 5.3% on a constant currency basis) for the three months ended July 31, 2022, as compared to the prior-year period. Net revenue for Supplies decreased 9.0%, primarily due to a significant reduction in consumer demand driven by the challenging environment and continued normalization in Home printing, partially offset by the gradual recovery in Industrial print. Also, Supplies revenue was impacted by our decision to wind down business operations in Russia. Printer unit volume decreased 2.8% and ASPs remained flat. The decrease in printer unit volume was due to component availability and supply chain disruptions which continued to limit unit availability for both Commercial and Consumer.
Net revenue for Commercial decreased by 3.2%, primarily due to a 14.7% decrease in printer unit volume, partially offset by 10.3% increase in ASPs. The increase in ASPs was primarily driven by favorable pricing and mix shifts, partially offset by foreign currency impacts.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Net revenue for Consumer increased 0.7%, primarily due to 1.6% increase in ASPs, partially offset by 0.8% decrease in printer unit volume. The increase in ASPs was primarily driven by favorable pricing, partially offset by foreign currency impacts.
Printing earnings from operations as a percentage of net revenue increased by 2.3 percentage points, primarily due to lower operating expenses as a percentage of revenue. Operating expenses as a percentage of revenue decreased primarily due to lower variable compensation and go-to-market initiative expenses.
Nine months ended July 31, 2022 compared with nine months ended July 31, 2021
Printing net revenue decreased 5.8% (decreased 5.5% on a constant currency basis) for the nine months ended July 31, 2022, as compared to the prior-year period. Net revenue for Supplies decreased 5.9%, primarily due to a significant reduction in consumer demand driven by the challenging environment and continued normalization in Home printing, partially offset by the gradual recovery in Industrial print. Also, Supplies revenue was impacted by China lockdowns and the decision to wind down business operations in Russia. Printer unit volume decreased 19.0% and ASPs increased 13.5%. The decrease in printer unit volume was primarily driven by decreases in both Consumer and Commercial due to component availability and supply chain disruptions. Printer ASPs increased primarily due to favorable pricing and mix shifts.
Net revenue for Commercial increased by 0.2%, primarily due to 11.3% increase in ASPs, partially offset by 11.7% decrease in printer unit volume. The increase in ASPs was primarily driven by favorable pricing and mix shifts.
Net revenue for Consumer decreased 12.6%, primarily due to a 20.0% decrease in printer unit volume, partially offset by 8.8% increase in ASPs. The increase in ASPs was primarily driven by favorable pricing and mix shifts.
Printing earnings from operations as a percentage of net revenue increased by 0.7 percentage points, for the nine months ended July 31, 2022, primarily due to lower operating expense as a percentage of revenue, partially offset by decrease in gross margin. The decrease in gross margin was driven by higher commodity and supply chain costs, partially offset by mix shifts and favorable pricing. Further, hardware gross margin was impacted by component shortages and supply chain disruptions which impacted mix and unit availability for both Commercial and Consumer. Operating expenses as a percentage of revenue decreased primarily due to lower investments in go-to-market initiative expenses and variable compensation.
Corporate Investments
The loss from operations in Corporate Investments for the three and nine months ended July 31, 2022, was primarily due to expenses associated with our incubation projects and investments in digital enablement.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. While the impacts of the COVID-19 pandemic were initially expected to be temporary, however, with the emergence of new variants and continued global outbreaks, there remains uncertainty around the extent and duration of the pandemic and how our liquidity and working capital needs may be impacted in future periods as a result. We believe that current cash, cash flow from operating activities, new borrowings, available commercial paper authorization and the credit facilities will be sufficient to meet our operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and post-retirement funding requirements, authorized share repurchases and annual dividend payments for the foreseeable future. Additionally, if suitable acquisition opportunities arise, the Company may obtain all or a portion of the required financing through additional borrowings. While our access to the capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the sections entitled “Risk Factors” in Item 1A of Part II of this report as well as Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 and the market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this report.
On August 29, 2022, we completed the acquisition of Poly, a leading global provider of workplace collaboration solutions, in an all-cash transaction for $40 per share, implying a total enterprise value of $3.3 billion, inclusive of Poly’s net debt. We funded the transaction through a combination of cash and new debt.
On September 1, 2022, we consummated our Exchange Offer and Consent Solicitation. The approximately $0.5 billion in aggregate principal amount of our new notes mature in 2029, and an aggregate amount of $8 million in consent fee was paid in connection therewith. In addition, under the terms of our new notes, we are obligated to, within 60 days after the consummation of our acquisition of Poly, offer to purchase all or a portion of the new notes at a purchase price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.
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
Liquidity
 Our cash and cash equivalents and total debt were as follows:

	As of
	July 31, 2022	October 31, 2021
	In billions
Cash and cash equivalents	$5.4	$4.3
Total debt	$11.0	$7.5

Our key cash flow metrics were as follows:

	Nine months ended July 31
	2022	2021
	In millions
Net cash provided by operating activities	$2,559	$3,561
Net cash used in investing activities	(673)	(612)
Net cash used in financing activities	(799)	(4,374)
Net increase (decrease) in cash and cash equivalents	$1,087	$(1,425)
Operating Activities
Compared to the corresponding period in fiscal year 2021, net cash provided by operating activities decreased by $1.0 billion for the nine months ended July 31, 2022, primarily driven by the changes in other assets and liabilities including lower employee compensation and benefits accruals, and sales and marketing program liabilities, partially offset by improvements in key working capital metrics noted below.
Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	July 31, 2022	October 31, 2021	Change	July 31, 2021	October 31, 2020	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	27	30	(3)	29	32	(3)	(2)
Days of supply in inventory (“DOS”)	63	53	10	62	43	19	1
Days of purchases outstanding in accounts payable (“DPO”)	(119)	(108)	(11)	(120)	(105)	(15)	1
Cash conversion cycle	(29)	(25)	(4)	(29)	(30)	1	—
July 31, 2022 as compared to July 31, 2021
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for credit losses, by a 90-day average net revenue. The decrease in DSO was primarily due to higher factoring and lower extended payment terms offered, partially offset by a decrease in customers taking advantage of our cash discounts in exchange for paying early.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of revenue. The increase in DOS was primarily due to higher inventory to mitigate supply chain constraints in Printing, partially offset by inventory reduction in Personal Systems.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of revenue. The decrease in DPO was primarily due to lower purchasing volumes.
Investing Activities
Compared to the corresponding period in fiscal year 2021, net cash used in investing activities increased by $0.1 billion for the nine months ended July 31, 2022, primarily due to lower proceeds from sale of investments of $0.3 billion and increase in net investment in property, plant and equipment of $0.2 billion, partially offset by lower collateral posted for derivative instruments of $0.1 billion and lower net payments for acquisitions of $0.6 billion.
Financing Activities
Compared to the corresponding period in fiscal year 2021, net cash used in financing activities decreased by $3.6 billion for the nine months ended July 31, 2022, primarily due to our issuance of senior unsecured notes of $2.0 billion, lower payment towards debt of $1.1 billion and lower share repurchases of $0.9 billion, partially offset by payment towards commercial paper of $0.4 billion.
Share Repurchases and Dividends
During the nine months ended July 31, 2022, HP returned $4.3 billion to the shareholders in the form of share repurchases of $3.5 billion and cash dividends of $0.8 billion. As of July 31, 2022, HP had approximately $2.9 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 10, “Stockholders’ Deficit,” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Depending on these factors, we may, from time to time, incur additional indebtedness or refinance existing indebtedness. Outstanding borrowings increased to $11.0 billion as of July 31, 2022 as compared to $7.5 billion as of October 31, 2021, bearing weighted-average interest rates of 3.8% and 3.1% for July 31, 2022 and October 31, 2021, respectively.
In June 2022, we issued senior unsecured notes of $2.0 billion in aggregate principal amount and in March 2022, we issued senior unsecured notes of $2.0 billion in aggregate principal amount across various maturities. For more information on the new notes, see Note 9, “Borrowings,” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Our weighted-average interest rate reflects the effective rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 8, “Financial Instruments,” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of July 31, 2022, we maintained the 5-year sustainability-linked senior unsecured committed revolving credit facility with aggregate lending commitments of $5.0 billion which will be available until May 26, 2026. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
Available Borrowing Resources
As of July 31, 2022, we had available borrowing resources of $539 million from uncommitted lines of credit in addition to the revolving credit facility.
The amendment to our 2019 Shelf Registration Statement to convert to a non-automatic shelf registration statement was declared effective by the SEC on February 25, 2021 and, as of July 31, 2022, enables us to offer for sale, from time to time, in

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
one or more offerings, $1.0 billion, in the aggregate, of debt securities, common stock, preferred stock, depository shares and warrants.
For more information on our borrowings, see Note 9, “Borrowings,” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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

CONTRACTUAL AND OTHER OBLIGATIONS
Principal and Interest payments on debt
In June 2022, we issued senior unsecured notes of $2.0 billion in aggregate principal amount and in March 2022, we issued senior unsecured notes of $2.0 billion in aggregate principal amount across various maturities. As a result, our future principal payments on debt increased from $7.6 billion as at October 31, 2021 to $11.1 billion as at July 31, 2022 and future interest payments on debt increased from $2.3 billion as at October 31, 2021 to $3.1 billion as at July 31, 2022. For more information on the new notes, see Note 9, “Borrowings,” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Unconditional Purchase Obligation
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancellable without penalty. As of July 31, 2022, the Company had outstanding purchase commitments of $4.3 billion. The majority of these commitments are due within five years. For more information, see Note 14, “Commitments,” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Retirement and Post-Retirement Benefit Plan Contributions
As of July 31, 2022, we anticipate making contributions for the remainder of fiscal year 2022 of approximately $19 million to our non-U.S. pension plans, $13 million to cover benefit payments to U.S. non-qualified pension plan participants and $2 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans,” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.1 billion. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges,” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of July 31, 2022, we had approximately $615 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings,” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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
We have third-party short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For more information on our third-party short-term financing arrangements, see Note 6, “Supplementary Financial Information,” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HP, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. Our exposure to market risk has not changed materially since October 31, 2021.
Interest rate risk
Following the completion of our June 2022 offerings totaling $2.0 billion aggregate principal amount of senior unsecured notes, we performed sensitivity analyses as of July 31, 2022, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments and interest rate swaps. The discount rates used were based on the market interest rates in effect at July 31, 2022. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would have resulted in a loss in the fair values of our debt and investments, net of interest rate swaps, of $151 million at July 31, 2022.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during the quarter ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Approximately 65% of our net revenue for fiscal year 2021 came from outside the United States. In addition, a portion of our business activity is being conducted in emerging markets. Our future business and financial performance could suffer due to a variety of international factors, including:
•ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations, changes or uncertainty in fiscal or monetary policy, actual or anticipated military or political conflicts (including the Russian invasion of Ukraine and its regional and global ramifications and tensions across the Taiwan Strait), health emergencies or pandemics (such as the COVID-19 pandemic) or Brexit and its impact;
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
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases during the three months ended July 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
May 2022	10,622	$36.70	10,622	$3,522,659
June 2022	9,797	$36.21	9,797	$3,167,937
July 2022	8,851	$32.02	8,851	$2,884,564
Total	29,270		29,270
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On February 22, 2020, HP’s Board of Directors increased HP’s remaining share repurchase authorization to $15.0 billion in total. HP intends to repurchase shares opportunistically as part of a robust share repurchase program. HP expected to repurchase shares of at least $4.0 billion in the fiscal year 2022, of which HP executed share repurchases of $3.5 billion during the nine months ended July 31,2022. All share repurchases settled in the third quarter of fiscal year 2022 were open market transactions. As of July 31, 2022, HP had approximately $2.9 billion remaining under the share repurchase authorizations.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
The Exhibit Index beginning on page 58 of this report sets forth a list of exhibits.

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(c)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	February 13, 2019
3(f)	Certificate of Designations of Series A Junior Participating Preferred Stock of HP Inc.	8-K	001-04423	3.1	February 20, 2020
4(a)	Form of Senior Indenture	S-3	333-215116	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-21516	4.2	December 15, 2016
4(c)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(d)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(e)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012
4(f)	Specimen certificate for the Registrant’s common stock.	8-A/A	001-04423	4.1	June 23, 2006
4(g)	First Supplemental Indenture, dated as of March 26, 2018, to the Indenture, dated as of June 1, 2000, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04423	4(j)	June 5, 2018
4(h)	Description of HP Inc.’s securities.	10-K	001-04423	4(j)	December 12, 2019
4(i)	Indenture, dated as of June 17, 2020, between HP Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-04423	4.1	June 17, 2020
4(j)	Form of 2.200% notes due 2025 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.5	June 17, 2020
4(k)	Form of 3.000% notes due 2027 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.5	June 17, 2020
4(l)	Form of 3.400% notes due 2030 and related Officers’ Certificate.	8-K	001-04423	4.4 and 4.5	June 17, 2020
4(m)	First Supplemental Indenture, dated as of June 16, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-04423	4.2	June 21, 2021
4(n)	Registration Rights Agreement, dated as of June 16, 2021, by and among the Registrant and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers of the Notes.	8-K	001-04423	4.3	June 21, 2021
4(o)	Form of 4.000% notes due 2029 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.4	March 31, 2022
4(p)	Form of 4.200% notes due 2032 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	March 31, 2022
4(q)	Form of 4.750% notes due 2028 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.4	June 21, 2022
4(r)	Form of 5.500% notes due 2033 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	June 21, 2022

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2017.*	10-K/A	001-04423	10(n)(n)	December 15, 2017
10(y)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective February 28, 2020.*	10-Q	001-04423	10(p)(p)	March 5, 2020
10(z)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(a)(a)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(b)(b)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(c)(c)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(d)(d)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(e)(e)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(f)(f)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(g)(g)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(h)(h)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(i)(i)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(h)(h)(h)	December 13, 2018
10(j)(j)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2018).*	10-Q	001-04423	10(j)(j)(j)	March 5, 2019
10(k)(k)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018).*	10-Q	001-04423	10(k)(k)(k)	March 5, 2019
10(l)(l)	Form of Grant Agreement for grants of restricted stock units (for use from July 1, 2019).*	10-Q	001-04423	10(l)(l)(l)	August 29, 2019
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(m)(m)(m)	December 12, 2019
10(n)(n)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(n)(n)(n)	December 12, 2019

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)(o)	Form of Grant Agreement for grants of stock options for directors (for use from January 15, 2020).*	10-Q	001-04423	10(m)(m)(m)	March 5, 2020
10(p)(p)	Form of Grant Agreement for grants of restricted stock units for directors (for use from January 15, 2020).*	10-Q	001-04423	10(n)(n)(n)	March 5, 2020
10(q)(q)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(o)(o)(o)	March 5, 2020
10(r)(r)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(p)(p)(p)	March 5, 2020
10(s)(s)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(q)(q)(q)	March 5, 2020
10(t)(t)	Amendment Number One to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(r)(r)(r)	June 5, 2020
10(u)(u)	Amendment Number One to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(s)(s)(s)	June 5, 2020
10(v)(v)	HP Inc. 2021 Employee Stock Purchase Plan.*	10-Q	001-04423	10(t)(t)(t)	June 5, 2020
10(w)(w)	Amendment Number Two to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective September 21, 2020.*	10-K	001-04423	10(x)(x)(x)	December 10, 2020
10(x)(x)	Amendment Number Two to Registrant's 2005 Executive Deferred Compensation Plan (as amended effective September 21, 2020).*	10-K	001-04423	10(y)(y)(y)	December 10, 2020
10(y)(y)	Form of Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(x)(x)(x)	March 5, 2021
10(z)(z)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(y)(y)(y)	March 5, 2021
10(a)(a)(a)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(z)(z)(z)	March 5, 2021
10(b)(b)(b)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)(a)	March 5, 2021
10(c)(c)(c)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(b)(b)(b)(b)	March 5, 2021
10(d)(d)(d)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(c)(c)(c)(c)	March 5, 2021
10(e)(e)(e)	Form of Grant Agreement for grants of restricted stock units for directors.*	10-Q	001-04423	10(d)(d)(d)(d)	March 5, 2021
10(f)(f)(f)
First Amendment to the Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective February 28, 2020 (as amended effective December 7, 2020)*
		10-Q	001-04423	10(e)(e)(e)(e)	March 5, 2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(g)(g)(g)	Amendment Number Three to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective November 17, 2020).*	10-Q	001-04423	10(f)(f)(f)(f)	March 5, 2021
10(h)(h)(h)	Five-Year Credit Agreement, dated as of May 26, 2021, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-04423	10.1	June 1, 2021
10(i)(i)(i)	Amendment Number Four to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective as of April 1, 2021 and December 31, 2021).*	10-Q	001-04423	10(j)(j)(j)	September 3, 2021
10(j)(j)(j)	Form of Grant Agreement for grants of restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(j)(j)(j)	March 7, 2022
10(k)(k)(k)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(k)(k)(k)	March 7, 2022
10(l)(l)(l)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(l)(l)(l)	March 7, 2022
10(m)(m)(m)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(m)(m)(m)	March 7, 2022
10(n)(n)(n)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(n)(n)(n)	March 7, 2022
10(o)(o)(o)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(o)(o)(o)	March 7, 2022
10(p)(p)(p)	Third Amended and Restated HP Inc. 2004 Stock Incentive Plan.*	8-K	001-04423	10.1	April 22, 2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).†
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
Date: September 2, 2022