Form 10-K
period 2022-10-31
HP INC
filed 2022-12-06
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $37,840,980,837 based on the last sale price of common stock as of April 30, 2022.
The number of shares of HP Inc. common stock outstanding as of November 30, 2022 was 982,145,796 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant’s definitive proxy statement related to its 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of October 31, 2022 are incorporated by reference into Part III of this Report.	III

HP INC. AND SUBSIDIARIES
Form 10-K
For the Fiscal Year ended October 31, 2022
In this report on Form 10-K, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Annual Report on Form 10-K, including “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, they could affect the business and results of operations of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any statements regarding the impact of the COVID-19 pandemic; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, demand, performance, market share or competitive performance relating to products or services; any statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims, disputes or other litigation matters; any statements of expectation or belief as to the timing and expected benefits of acquisitions and other business combination and investment transactions (including the acquisition of Plantronics, Inc. (“Poly”)); and any statements of assumptions underlying any of the foregoing.
Forward-looking statements can also generally be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms.
Risks, uncertainties and assumptions that could affect our business and results of operations include factors relating to:
•the impact of macroeconomic and geopolitical trends, changes and events, including the Russian invasion of     Ukraine and tension across the Taiwan Strait and the regional and global ramifications of these events;
•recent volatility in global capital markets, increases in benchmark interest rates and the effects of inflation;
•risks associated with HP’s international operations; the effects of the COVID-19 pandemic;
•the execution and performance of contracts by HP and its suppliers, customers, clients and partners, including logistical challenges with respect to such execution and performance;
•changes in estimates and assumptions HP makes in connection with the preparation of its financial statements
•the need to manage (and reliance on) third-party suppliers, including with respect to component shortages, and the need to manage HP’s global, multi-tier distribution network, limit potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services;
•HP’s ability to execute on its strategic plans, including the previously announced initiatives, business model changes and transformation;
•execution of planned structural cost reductions and productivity initiatives;
•HP’s ability to complete any contemplated share repurchases, other capital return programs or other strategic transactions;
•the competitive pressures faced by HP’s businesses;
•risks associated with executing HP’s strategy and business model changes and transformation;
•successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution, reseller and customer landscape;
•the development and transition of new products and services and the enhancement of existing products and services to meet evolving customer needs and respond to emerging technological trends;
•successfully competing and maintaining the value proposition of HP’s products, including supplies;

•challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products or our uneven sales cycle;
•integration and other risks associated with business combination and investment transactions;
•the results of our restructuring plans (including the 2023 plan), including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of our restructuring plans;
•the protection of HP’s intellectual property assets, including intellectual property licensed from third parties;
•the hiring and retention of key employees;
•disruptions in operations from system security risks, data protection breaches, cyberattacks, extreme weather conditions or other effects of climate change, medical epidemics or pandemics such as the COVID-19 pandemic, and other natural or manmade disasters or catastrophic events;
•the impact of changes to federal, state, local and foreign laws and regulations, including environmental regulations and tax laws;
•our aspirations related to environmental, social and governance matters;
•potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and
•other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this report and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”).
Forward-looking and other statements in this report may also address our corporate sustainability or responsibility progress, plans, and goals (including environmental matters), and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in HP’s filings with the SEC. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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
On November 1, 2015, we completed the separation (the “Separation”) of Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), Hewlett-Packard Company’s former enterprise technology infrastructure, software, services and financing businesses.
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
Commercial PCs are optimized for use by enterprise, public sector (which includes education), and SMBs customers, with a focus on robust design, security, serviceability, connectivity, reliability and manageability in the customer’s environment and working remotely. Commercial PCs include HP ProBook and HP EliteBook lines of notebooks, convertibles, and detachables, HP Pro and HP Elite lines of business desktops and all-in-ones, retail POS systems, HP Thin Clients, HP Pro Tablet PCs and the HP notebook, desktop and Chromebook systems. Commercial PCs also include workstations that are designed and optimized for high-performance and demanding application environments including Z desktop workstations, Z all-in-ones and Z mobile workstations. Additionally, we offer a range of services and solutions to enterprise, public sector (which includes education), and SMBs customers to help them manage the lifecycle of their PC and mobility installed base.
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
•     Workstations consists of desktop workstations, displays and peripherals; and
•     Other consists of consumer and commercial services, Poly products and services as well as other Personal Systems capabilities.
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
•retailers that sell our products to the public focusing on consumers and SMBs;
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
The mix of our business conducted by direct sales or channel sales differs by business and geographic market. We believe that customer buying patterns and different geographic market conditions require us to tailor our sales, marketing and distribution efforts to the geographic market and sub-geographic specificities for each of our businesses. We are focused on driving the depth and breadth of our market coverage while identifying efficiencies and productivity gains in both our direct and indirect routes to market. Our businesses collaborate to accomplish strategic and process alignment where appropriate. For example, we typically assign an account manager to manage relationships across our business with large enterprise customers. The account manager is supported by a team of specialists with product and services expertise and drives both direct and indirect sales to their assigned customers. For other customers and for consumers, we typically manage both direct online sales as well as channel relationships with retailers mainly targeting consumers and SMBs and commercial resellers mainly targeting SMBs and mid-market accounts. See “Risk Factors— If we fail to manage the distribution of our products and services properly, our business and financial performance could suffer” in Item 1A, which is incorporated herein by reference.
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
We are dependent upon Intel and AMD as suppliers of x86 processors and Microsoft and Google for various software products. We believe that disruptions with these suppliers would have industry-wide ramifications, and therefore would not disproportionately disadvantage us relative to our competitors. See “Risk Factors—We are heavily dependent on third-party suppliers and supply chain issues have adversely affected, and could continue to adversely affect, our financial results” in Item 1A, which is incorporated herein by reference, for additional information on our reliance on single-source suppliers.
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
Sustainability also plays an important role in the manufacturing and sourcing of materials and components for our products. We strive to make our products and packaging in an ethical and sustainable manner. We have committed to building an efficient, resilient and sustainable supplier network, and we collaborate with our suppliers to improve their labor practices and working conditions, and to reduce the environmental impact of their operations. These actions, together with our broader sustainability program, help us in our effort to meet customer sustainability requirements and comply with regulations, such as supplier labor practices and conflict minerals disclosures. For more information on our sustainability goals, programs, and performance, we refer you to our annual Sustainable Impact Report, available on our website (which is not incorporated by reference herein).
International
Our products and services are available worldwide. We believe this geographic diversity allows us to meet both consumer and enterprise customers’ demand on a worldwide basis and draws on business and technical expertise from a worldwide workforce. This provides stability to our operations, provides revenue streams that may offset geographic economic trends and offers us an opportunity to access new markets for maturing products. We believe that our broad geographic presence as well as our focus on diversity and inclusion, gives us a solid base on which to build future growth. See "Risk Factors—Due to the international nature of our business, geopolitical or economic changes or events, uncertainty or other factors could harm our business and financial performance" and "We are exposed to fluctuations in foreign currency exchange rates, which could adversely impact our results" in Item 1A, which are incorporated herein by reference.
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
Patents
Our general policy has been to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. At October 31, 2022, our worldwide patent portfolio included over 28,000 patents, including patents acquired as a result of our acquisition of Plantronics, Inc. (“Poly”) in August 2022.
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

In addition to developing our patent portfolio, we license intellectual property (“IP”) from third parties. We have also granted and continue to grant to others licenses, and other rights, under our patents when we consider these arrangements to be in our interest. These license arrangements include a number of cross-licenses with third parties.
For a discussion of risks attendant to IP rights, see “Risk Factors—Our financial performance may suffer if we cannot develop, obtain, license or enforce the intellectual property rights on which our businesses depend” and “Risk Factors—Third-party claims of IP infringement are commonplace in our industry and may limit or disrupt our ability to sell our products and services” in Item 1A, which is incorporated herein by reference.
Seasonality
General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products and services experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products and services. For example, European sales are often weaker in the summer months and consumer sales are often stronger in the fourth calendar quarter. Demand during the spring and early summer months also may be adversely impacted by market anticipation of seasonal trends. Historical seasonal patterns may not continue in the future and have been impacted by supply constraints, shifts in customer behavior and the evolving impacts of macroeconomic challenges and different demand dynamics. See “Risk Factors—Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable,” in Item 1A, which is incorporated herein by reference.
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

Sustainability
At HP, we believe how we do things is just as important as what we do. Our Sustainable Impact goals reflect our efforts to tackle key issues in Climate, Human Rights, and Digital Equity as follows:
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
•Reach one million workers through worker empowerment programs by 2030, since the beginning of 2015;
•Assure respect for labor-related human rights for 100% of our key contracted manufacturing suppliers and higher risk next-tier suppliers by 2030;
•Double the number of Black/African American executives by 2025, from a 2020 baseline;
Digital Equity: Lead in activating and innovating holistic solutions that break down the digital divide that prevents many from accessing the education, jobs, and healthcare needed to thrive. Drive digital inclusion to transform lives and communities. Among our goals:
•Accelerate digital equity for 150 million people by 2030, since the beginning of 2021;
•Enable better learning outcomes for 100 million people by 2025, since the beginning of 2015;
•Enroll 1.5 million HP LIFE (Learning Initiative for Entrepreneurs) users between 2016 and 2030;
•Contribute 1.5 million employee volunteering hours by 2025 (cumulative since the beginning of 2016);
•Contribute US$100 million in HP Foundation and employee community giving by 2025 (cumulative since the beginning of 2016);
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
Our operations, supply chain and our products are currently, and expected to become increasingly subject to federal, state, local and foreign laws, regulations and international treaties relating to climate change, such as climate disclosure, carbon pricing or product energy efficiency requirements, requiring us to comply or potentially face market access limitations or other sanctions including fines. We strive to continually improve the energy and carbon efficiency of our operations, supply chain and product portfolio and deliver more cost-effective and lower carbon technology solutions to our customers. We believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with industry, business groups and governments to find and promote ways that HP technology can be used to address climate change and to facilitate compliance with related laws, regulations and treaties.
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
For a discussion of risks attendant to these environmental factors, see “Risk Factors—Our business is subject to various federal, state, local and foreign laws and regulations that could adversely affect our business and results of operations and cash flows” in Item 1A, which is incorporated herein by reference. In addition, for a discussion of our environmental contingencies see Note 14, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, which is also incorporated herein by reference.
Human Capital
Approximately 58,000 employees worldwide (including employees from the recent Poly acquisition), power HP’s innovation, contributing unique perspectives and a growth mindset to create breakthrough technologies and transformative solutions. We are committed to fostering a diverse, equitable, and inclusive workplace that attracts, retains, and advances exceptional talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety, and employee well-being, we strive to support our employees in all aspects of their lives so they can do their best work—while learning, growing, and feeling engaged. Because we are in the process of integrating Poly, the following metrics do not include Poly employees.
Diversity, Equity, and Inclusion (DEI)
Innovation at HP comes from the diverse perspectives, backgrounds, knowledge, and unique experiences of our employees. We strive to create an inclusive workplace where people bring their authentic selves to work and can reach their full potential.
Our commitment to DEI starts at the top with a highly knowledgeable, skilled and diverse board of directors. We are among the top technology companies for women in executive positions. Women represent 33.3% of HP’s full-time executive positions globally. We are committed to improving representation of women at HP overall, with an intentional focus on leadership and technical roles globally.
In fiscal year 2022, 46.4% of our U.S. hires were ethnically diverse. We continue to work on removing barriers for underrepresented employees by creating equitable programs, training and development opportunities to grow and promote our employees.
To ensure senior executive leadership embeds a strong focus on DEI, the CEO and his direct reports have individual performance goals tied to DEI under the Management by Objectives (MBOs) program. The board has ongoing oversight of this program, which impacts executive compensation.
Pay Equity
We believe people should be paid equitably for what they do and how they do it, regardless of their gender, race, or other protected characteristics. To deliver on that commitment, we benchmark and set pay ranges based on relevant market data and consider factors such as an employee’s role and experience, and their performance. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to make sure our pay is fair and equitable.
For the past six years, HP has reviewed employees’ compensation with the support of independent third-party experts to ensure consistent pay practices.

HP expanded its annual pay equity assessment in fiscal year 2022 and evaluated 16 countries with our largest employee populations, representing approximately 85% of our global workforce. The independent analysis did not reveal any systemic issues. Any areas of potential concern, considering what we would expect employees to be paid when evaluating their skills, qualifications, and experience, were reviewed and addressed as part of our off-cycle compensation process.
Employee Engagement
We regularly collect feedback from employees to better understand and improve their experiences and identify opportunities to continually strengthen our culture. In fiscal year 2022, 93% of employees participated in our annual employee engagement survey. Employee engagement improved globally as compared to fiscal year 2021. Employees ranked HP highly on ethics and integrity, with 93% responding favorably. Employees also rated HP highly in terms of valuing diversity, at 95%. Our Inclusion Index reported 89% of employees experience an inclusive work environment at HP, an increase from last year.
Talent and Learning
Our employees’ talent, diversity, and drive fuels HP. We provide employees with a wide range of development opportunities, mentoring, and coaching. Through collaborative learning experiences, employees build networks with subject matter experts and use social learning tools to integrate development into daily routines and drive personal career growth.
In fiscal year 2022, 99% of employees participated in learning and development and we estimate that employees on average spent approximately 30 hours engaged in such activities over the course of the year. The 2022 annual employee engagement survey revealed that 85% of employees felt HP actively supported their learning and development, with 81% believing that they have what is needed to build new skills and/or stretch beyond current capabilities.
Focus areas for learning and development this year included upskilling technical skills across the organization through a series of development opportunities focused on technical, digital, automation, service, and software skills. We also prioritized leadership development, including a new development program focused on increasing agility, expanded use of performance coaching, and a one-year journey for new managers to prepare them for their leadership career. We continued to develop the future leadership pipeline by investing in emerging and underrepresented talent through formal programs, mentoring, and sponsorship. Our programs focus on team development, the future of work, new business models, and opportunities to deepen inclusion and growth mindset practices.
To reinforce development for all employees, a key focus in fiscal year 2022 was the utilization of the Talent Development Planning tool which was launched mid fiscal year 2021 and was used by 86% of managers to create personalized talent development plans for team members with the goal of accelerating talent development and deepening the readiness of team members for additional opportunities.
Health, Safety, and Wellness
The physical health, financial wellbeing, life balance, and mental health of our employees are vital to HP’s success. Our environmental, health, and safety leadership team uses our global injury and illness reporting system to assess worldwide and regional trends as a part of quarterly reviews. Our manufacturing facilities continue to represent our most significant health and safety risks, due to higher potential exposure to chemicals and machinery-related hazards. Reducing and effectively managing risks at these facilities remains a focus, and injury rates continue to be low.
We also sponsor a global wellness program designed to enhance wellbeing for all HP employees. Throughout the year, we encourage healthy behaviors across our five pillars of wellness – physical, financial, emotional, life balance, and social/community—through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives. In addition to our regular annual wellbeing programs, we provide specialized programs and campaigns in line with employee needs at the time. This year we implemented the “90 Days to a Better You” campaign where we introduced new opportunities for employees to prioritize themselves and their own wellbeing, granting access to mindfulness apps, targeted mental health support and opportunities to take individual wellbeing assessments.
Throughout the COVID-19 pandemic, one of HP’s top priorities has been the health, safety, and wellbeing of employees and their families. We've put in place global policies and protocols based on guidance from healthcare experts and public health leaders, and regularly review and update them to reflect the best, most current information available.
Hybrid Work Strategy
We continue to embrace hybrid ways of working across HP in accordance with our flexible working guidelines adopted in July 2021. Hybrid Work at HP balances more workplace flexibility with structured time together to collaborate and connect in person at our HP sites. Our goal is to provide the ability to work seamlessly across a diverse ecosystem of workplaces, enabled by enhanced tools and technology designed to optimize productivity and collaboration.
Overall, we aim to cultivate a healthy, supportive, and inclusive environment that enables employees to do their best work, while developing themselves and reaching their full potential.
See ‘Our employees’ section of our 2021 Sustainable Impact Report for more detailed information about our Human Capital programs (which is not incorporated by reference herein).

Information about our Executive Officers
The following are our current executive officers:
Alex Cho; age 50; President, Personal Systems
Mr. Cho has served as President, Personal Systems since June 2018. From 2014 to 2018, Mr. Cho served as Global Head and General Manager of Commercial Personal Systems. Prior to that role, Mr. Cho served as the Vice President and General Manager of the LaserJet Supplies team from 2010 to 2014.
Jon Faust; age 45; Global Controller
Mr. Faust has served as Global Controller since April 2022. Previously, Mr. Faust served as Head of Finance Transformation & Corporate Services from August 2021 to April 2022. Prior to joining HP, he served as Chief Financial Officer of Aruba, a Hewlett Packard Enterprise company, a provider of network solutions, from February 2020 to July 2021. Prior to that role, Mr. Faust spent over 19 years at Hewlett Packard Enterprise (and its and HP’s predecessor company, Hewlett-Packard Company) including Senior Vice President and Chief Financial Officer – Hybrid IT (August 2018 to January 2020), Senior Vice President – Worldwide Financial Planning & Analysis and Global Functions Finance (April 2015 to July 2018), and Vice President and Chief Financial Officer – Technology & Operations (November 2013 to March 2015).
Julie Jacobs; age 56; Chief Legal Officer and General Counsel
Ms. Jacobs has served as Chief Legal Officer and General Counsel since October 2022. Previously, Ms. Jacobs served as Senior Executive Vice President, General Counsel and Corporate Secretary of Yahoo, a leading internet, media, and technology company, from September 2021 to October 2022. Prior to Yahoo, Ms. Jacobs served as Executive Vice President and General Counsel of Verizon Media, a global media and technology company, from June 2017 to September 2021. Prior to Verizon Media, Ms. Jacobs spent over 16 years in various senior legal roles at AOL, a global internet, media and technology company, including serving as AOL’s Executive Vice President, General Counsel, and Corporate Secretary from May 2010 to June 2017.
Enrique Lores; age 57; President and Chief Executive Officer
Mr. Lores has served as President and Chief Executive Officer since November 2019. Throughout his over 30-year tenure with the company, Mr. Lores held leadership positions across the organization, most recently serving as President, Printing, Solutions and Services from November 2015 to November 2019, and prior to that role, leading the Separation Management Office for HP Inc. Previously, Mr. Lores was the Senior Vice President and General Manager for Business Personal Systems. Before his Business Personal Systems role, Mr. Lores was Senior Vice President of Customer Support and Services.
Kristen Ludgate; age 59; Chief People Officer
Ms. Ludgate has served as Chief People Officer since July 2021. Previously, Ms. Ludgate served as Executive Vice President and Chief Human Resources Officer at 3M, a global technology company, from June 2018 until July 2021. Ms. Ludgate held a wide range of leadership positions during her 17 years with 3M, leading global teams in human resources, legal, compliance, and communications.
David McQuarrie; age 47; Chief Commercial Officer
Mr. McQuarrie has served as Chief Commercial Officer since November 2022. Previously, Mr. McQuarrie served as Senior Vice President & General Manager, Personal Systems Category, from November 2021 to November 2022, Global Head of Customer Support from November 2019 to November 2021, and Global Head of Print Business Management from January 2017 to October 2019. Prior to joining HP, Mr. McQuarrie served in various sales leadership positions at global personal computer and technology companies Lenovo (2008 to 2016) and Dell (1998 to 2007).
Marie Myers; age 54; Chief Financial Officer
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
Tuan Tran; age 55; President of Imaging, Printing and Solutions
Mr. Tran served as President of Imaging, Printing and Solutions since November 2019. Previously, he served as Global Head & General Manager of the Office Printing Solutions business from 2016 to November 2019, and Global Head & General Manager of the LaserJet and Enterprise Solutions business from 2014 to 2016.

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

ITEM 1A. Risk Factors.
The following discussion of risk factors contains forward-looking statements. These risk factors may be important for understanding any statement in this Form 10-K or elsewhere. The following information should be particularly read in conjunction with Part I, Item I, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
The risks we describe in this Form 10-K or in our other SEC filings or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could, in ways we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, reputation, financial position, results of operations, cash flows and stock price, and they could cause our future results to be materially different than we presently anticipate.
MACROECONOMIC, INDUSTRY AND FINANCIAL RISKS
Global, regional and local economic weakness and uncertainty could adversely affect our demand for our products and services and our business and financial performance.
Our business and financial performance depends on worldwide economic conditions and the demand for our products and services in the markets in which we compete. Ongoing economic weakness, including an economic slowdown or recession, uncertainty in markets throughout the world and other adverse economic conditions, including inflation, changes in monetary policy and increased interest rates, have resulted, and may result in the future, in decreased demand for our products and services and increased expenses and difficulty in managing inventory levels and accurately forecasting revenue, gross margin, cash flows and expenses. For example, in part due to ongoing economic uncertainty, we observed a decline in consumer demand beginning in the third quarter of fiscal 2022, particularly with respect to Consumer PCs. Ongoing U.S. federal government spending limits may continue to reduce demand for our products and services from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products and services.
Prolonged or more severe economic weakness and uncertainty could also cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice. Poor financial performance of asset markets and the adverse effects of fluctuating currency exchange rates could lead to higher pension and post-retirement benefit expenses. Interest and other expenses could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, costs of hedging activities and the fair value of derivative instruments. Economic downturns also may lead to future restructuring actions and associated expenses.
Due to the international nature of our business, geopolitical or economic changes or events, uncertainty or other factors could harm our business and financial performance.
More than 65% of our net revenue for fiscal year 2022 came from outside the United States. In addition, a portion of our business activity is being conducted in emerging markets. Our future business and financial performance could suffer due to a variety of international factors, including:
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
•compliance with the U.S. Foreign Corrupt Practices Act, U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws, and adverse consequences, such as fines or other penalties, for any failure to comply, including compliance by Poly or other acquired companies, which may have less robust internal compliance procedures; and
•fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points for our products and shipments.
The factors described above also could disrupt our product and component manufacturing and key suppliers located outside of the United States and our supply chain. For example, we rely on manufacturers in Taiwan for the production of notebook computers and other suppliers in Asia for product assembly and manufacture. In addition, the impact of the Russian invasion of Ukraine (including any escalation or expansion) and the ancillary geopolitical, economic, and other effects of that invasion can also heighten the other risks identified in this report.
Our business, results of operations, cash flows and financial condition have been, and could continue to be, affected by the COVID-19 pandemic.
The COVID-19 pandemic has significantly increased economic and demand uncertainty. While COVID-19 positively impacted demand for some of our products and services, these trends and consumer behavior have started to change as a result of macroeconomic factors, and we are not experiencing a continuation of such increased demand. In addition, consumer behavior and the worldwide economic environment remains uncertain.
COVID-19 continues to impact the global supply chain causing disruptions to service providers, logistics and the flow and availability of supplies and products. Our manufacturing sites, as well as those of our channel partners, suppliers and outsourcing partners, and our supply chain have been adversely and may continue to be adversely impacted as a result of restrictions and logistics and operational challenges related to COVID-19, including zero-COVID policies and lockdowns in China or elsewhere. These disruptions have resulted and may continue to result in supply shortages and delays impacting sales worldwide for both Personal Systems and Print, as well as incremental costs. We may experience further disruptions to our manufacturing operations, supply chain and/or distribution channels in the future, and these disruptions may be prolonged.
COVID-19 may also affect our business and financial results in ways that are not presently known to us or that we do not currently consider as significant. The ultimate impact depends on many factors that are not within our control, including: the duration, scope and severity of the pandemic, variants and resurgences; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including closures, quarantines, and similar actions); general economic uncertainty in global markets and financial market volatility; and global economic conditions and levels of economic growth.
We are exposed to fluctuations in foreign currency exchange rates, which could adversely impact our results.
Currencies other than the U.S. dollar, including the euro, the British pound, Chinese yuan (renminbi) and the Japanese yen, can have an impact on our results as expressed in U.S. dollars. Global events, including the Russian invasion of Ukraine, trade disputes, economic sanctions, inflation, increasing interest rates and emerging market volatility, and the resulting uncertainty, may cause currencies to fluctuate, which may contribute to variations in sales of our products and services in impacted jurisdictions. Because a majority of our revenues are generated outside the United States, fluctuations in foreign currency exchange rates have adversely affected, and could in the future adversely affect, our net revenue growth. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and products that include components obtained from suppliers located outside of the United States, as well as our ability to implement price increases. From time to time, we may use derivative contracts designated as cash flow hedges to protect against foreign currency exchange rate risks. Our hedging strategies may be ineffective, may not offset any or more than a portion of the adverse financial impact resulting from currency variations, or may result in losses.
Business disruptions could seriously harm our future revenue, cash flows and financial condition and increase our costs and expenses.
Our worldwide operations could be disrupted by earthquakes, telecommunications failures, manufacturing equipment failures, cybersecurity attacks, data breaches, power or water shortages, natural disasters, fires, extreme weather conditions (whether as a result of climate change or otherwise) such as those described in “Climate change may have a long-term impact on our business” below, medical epidemics or pandemics (such as COVID-19) and other natural or man-made disasters or catastrophic events, for which we are predominantly self-insured. Terrorist acts, conflicts or wars, for which we are predominantly uninsured, may also disrupt our worldwide operations. The occurrence of any of these business disruptions could result in significant losses, adversely affect our competitive position, increase our costs and expenses, require substantial expenditures and recovery time in order to fully resume operations, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and/or result in the need to impose employee travel restrictions. Our operations and those of our significant suppliers and distributors could be adversely affected if manufacturing, logistics, or other operations in key locations, including logistics hubs in Asia, are disrupted for any reason, such as those described above or other economic, business, labor, environmental, public health, regulatory or political reasons. In addition, even if our operations are unaffected or recover quickly, if our customers cannot timely resume their own operations due to a catastrophic event, they may reduce or cancel their orders, or these events could otherwise result in a decrease in demand for our products.
Climate change may have a long-term impact on our business.
There are inherent climate-related risks wherever our business is conducted. Global climate change is resulting, and is projected to continue to result, in certain natural disasters and adverse weather, such as drought, wildfires, storms, sea-level rise, flooding, heat waves, and cold waves, occurring more frequently or with greater intensity. Such extreme events are driving changes in market dynamics, stakeholder expectations, local, national and international climate change policies and regulations could result in disruptions to us, our suppliers, vendors, customers and logistics hubs and impact employees’ abilities to commute or to work from home effectively. These disruptions could make it more difficult and costly for us to deliver our products and services, obtain components or other supplies through our supply chain, maintain or resume operations or perform other critical corporate functions, and could reduce customer demand for our products and services.
The increasing concern over climate change could also result in transition risks such as shifting customer preferences and regulations. Changing customer preferences may result in increased demands regarding our solutions, products, and services, including the use of packaging materials and other components in our products and their environmental impact. These demands may cause us to incur additional costs or make other changes to other operations to respond to such demands, which could adversely affect our financial results. If we fail to manage transition risks, including such demands, in an effective manner, customer demand for our solutions, products, and services could diminish, and our profitability could suffer. Concerns over climate change, as well as the adoption of new laws or regulations, may also impact market dynamics and may result in shifts in customer expectations, preferences or requirements, which may require us to change our practices or incur increased costs or adversely impact customer demand for our products and services. Additionally, concerns over climate change have resulted in, and are expected to continue to result in, the adoption of legal and regulatory requirements designed to address climate change, as well as legal and regulatory requirements requiring certain climate-related disclosures. Where new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. Ultimately, the impacts of climate change, whether involving physical risks (such as disruptions resulting from climate-related events or rising sea levels) or transition risks (such as regulatory changes, changes in market dynamics or increased operating costs, including the cost of insurance) are expected to be widespread and unpredictable and may materially adversely affect our business and financial results.
Failure to maintain our credit ratings could adversely affect our liquidity, capital position, borrowing costs and access to capital markets.
Our credit risk is evaluated by the major independent rating agencies. A downgrade of our current credit rating could increase the cost of borrowing under our credit facilities, reduce access to capital markets and/or market capacity for our commercial paper or require the posting of additional collateral under some of our derivative contracts. We cannot be assured that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may impact us in a similar manner and may have a negative impact on our liquidity, capital position and access to capital markets.

Our debt obligations could adversely affect our business and financial condition.
In addition to our current total debt, we may also incur additional indebtedness in the future. Our debt level and related debt service obligations could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, and reducing funds available for working capital, capital expenditures, dividends, acquisitions, and other general corporate purposes. Our indebtedness increases our vulnerability to general adverse economic and industry conditions. We may also be required to raise additional financing for working capital, capital expenditures, debt service obligations, debt refinancing, future acquisitions or for other general corporate purposes, which will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control, and could be adversely impacted by our debt level. Consequently, we may not be able to obtain additional financing or refinancing on terms acceptable to us, or at all, which could adversely impact our ability to service our outstanding indebtedness or to repay our outstanding indebtedness as it becomes due and could adversely impact our business and financial condition. Additionally, further indebtedness may increase the risk of a future downgrade in our credit ratings, which could increase future debt costs and limit the future availability of debt financing.
The amount and frequency of our share repurchases and dividends are affected by a number of factors and may fluctuate.
Although historically we have announced regular cash dividend payments and we have adopted a share repurchase program, we are not obligated to pay cash dividends or to repurchase a specified number or dollar value of shares under our share repurchase program or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors. The level of dividends and amount, timing, and purchases under our share repurchase program, if any, are influenced by many factors and may fluctuate based on our operating results, cash flows, and priorities for the use of cash and because of changes in tax laws, and the market price of our common stock. In addition, we cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value.
We make estimates and assumptions in connection with the preparation of our financial statements, and any changes to those estimates and assumptions could adversely affect our results of operations, cash flows and financial condition.
In connection with the preparation of our financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. For example, we make significant estimates and assumptions when accounting for revenue recognition, taxes on earnings and restructuring and other charges, and when including decisions related to provisions for legal proceedings and other contingencies. We also estimate sales and marketing program incentives based on a number of factors including historical experience, expected customer behavior and market conditions. These estimates and assumptions are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations, cash flows and financial condition.
STRATEGIC AND OPERATIONAL RISKS
We are heavily dependent on third-party suppliers and supply chain issues have adversely affected, and could continue to adversely affect, our financial results.
We have been operating in a supply-constrained environment and are facing, and may continue to face, component shortages, logistics challenges and manufacturing disruptions that impact our revenues, profitability and cash flows. We are heavily dependent on third-party suppliers and their ability to deliver sufficient quantities of key components, products and services at reasonable prices and in time for us to meet schedules for the delivery of our products and services. In addition, our operations depend on our ability to anticipate and our suppliers’ ability to fulfill, our needs for sufficient quantities of key components, products and services (including sourcing matched sets). Given the wide variety of products and services we offer, the large and diverse distribution of our suppliers and contract manufacturers, and the long lead times required to manufacture, assemble and deliver certain components and products, problems have and could continue to arise in production, planning and inventory management, and regulatory compliance that could seriously harm our business. Third-party suppliers may have limited financial resources to withstand challenging business conditions, particularly as a result of increased interest rates or emerging market volatility, and our business could be negatively impacted if key suppliers are forced to cease or limit their operations. Due to the international nature of our third-party supplier network, our financial results may also be negatively impacted by increased trade barriers, increased tariffs and localization requirements, which could increase the cost or availability of certain components, products and services that we may not be able to offset.
We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that we are unable to pass on to our customers. Our business may be disrupted if we are unable to obtain equipment, parts or components from our suppliers—and our suppliers from their suppliers—due to the insolvency of key suppliers or the inability of key suppliers to obtain credit, or if any of our distributors lack sufficient financial resources to withstand economic weakness. In addition, our ongoing efforts to optimize the efficiency of our supply chain for cost or redundancy could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Furthermore, certain of our suppliers and Outsourced Manufacturers (“OMs”) may decide to discontinue business with us or limit the allocation of products to us, which could result in our inability to fill our supply needs, jeopardizing our ability to fulfill our contractual obligations, which could in turn, result in a decrease in sales, profitability and cash flows, contract penalties or terminations, and damage to customer relationships.
Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, risks associated with contingent workers, risks related to supply chain working conditions, human rights and materials sourcing, and risks related to our relationships with single-source suppliers, each of which is described below.
•Component shortages. We have and may continue to experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, the inability of suppliers to borrow funds, disputes with suppliers (some of whom are also our customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems we face during the transition to new suppliers. For example, a market shortage of integrated circuits and panels and other component supply has affected, and may affect in the future, lead times, the cost of that supply, and our ability to meet customer demand for our products. Additionally, our Personal Systems business relies heavily upon OMs to manufacture our products and we are therefore dependent upon the continuing operations of those OMs to manufacture our products to fulfill demand. We represent a substantial portion of the business for certain OMs, and any changes to the nature or volume of our business transactions with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving component products from that OM. If shortages or delays in component products persist, the price of certain components may increase further, we may be exposed to quality issues, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, we may lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers due to such component shortages or delays. If we cannot adequately address a component supply issue, we may have to re-engineer some product or service offerings, which could result in further costs and delays.
•Excess supply. In order to secure components for our products or services, we have and may continue to make advance payments to suppliers or enter into non-cancelable commitments with vendors. In addition, we have and may continue to strategically purchase components in advance of demand to take advantage of favorable pricing or to address concerns about future availability. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components.
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
•Contingent workers. We also rely on third-party suppliers for the provision of contingent workers, and our failure to effectively manage this workforce could adversely affect our financial results. Our ability to manage the costs associated with engaging a contingent workforce may be impacted by evolving local labor rights laws.
•Working conditions, human rights and materials sourcing. Our brand perception, customer loyalty and legal compliance could be adversely impacted by a supplier’s improper practices or failure to comply with our requirements for environmentally, socially or legally responsible practices and sourcing.

•Single-source suppliers. We obtain a significant number of components from a single source due to technology, availability, price, quality or other considerations. For example, we rely on Canon for certain laser printer engines and laser toner cartridges and certain key suppliers for application specific integrated circuits (“ASICs”). We also rely on both Intel and AMD to provide us with a sufficient supply of processors for the majority of our PCs and workstations. Some of those processors may be customized for our products. New products that we introduce may utilize custom components obtained initially from only one source until we have determined whether there is a need for additional suppliers. Replacing a single-source supplier could delay production of some products as replacement suppliers may be subject to capacity constraints or other output limitations. For some components, alternative sources may not exist or may be unable to produce the quantities of those components necessary to satisfy our production requirements. In certain circumstances, we purchase components from single-source suppliers under short-term agreements that contain favorable pricing and other terms, but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of single-source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of our components. The loss of, deterioration of our relationship with, or limits in allocation by, a single-source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single-source supplier could adversely affect our business and financial performance.
If we cannot successfully execute our strategy and continue to develop, manufacture and market innovative products, services and solutions, our business and financial performance may suffer.
Our strategy is to strengthen our core businesses, innovate and develop new products, services and solutions, expand into adjacencies, and grow organically and inorganically. To execute our strategy, we must, among other things, optimize our cost structure, make long-term investments, develop or acquire and appropriately protect intellectual property, commit significant research and development and other resources, evolve our go-to-market strategy and business model to meet changing market dynamics, forces and demand. In addition, we need to innovate, develop and execute on evolutionary strategies in a rapidly changing and increasingly hybrid environment, seize on disruptive opportunities and effectively respond to secular trends and shifts in customer preferences. Our financial performance will depend in part on our ability to remain competitive in offerings geared towards hybrid consumption. For example, we believe we and others in our industry face long-term challenges related to, among other things, decreased demand for printing products and solutions as a result of increased digitization and hybrid work, and increasing competition from generic alternatives. We may be unable to successfully execute our strategy, sufficiently invest in, prioritize research and development, or market and scale strategic growth areas, accurately predict technological or business trends or control costs. Moreover, the process of developing new high-technology products, services and solutions and enhancing existing products, services and solutions is complex, costly and uncertain, and we may be unable to anticipate or respond to customers’ changing needs (or the timing of those needs) or accurately identify emerging technological trends. In addition, our ability to successfully offer our products, services and solutions in this rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively calibrate and adjust our business and business models in response to fluctuating market opportunities and conditions. In addition, we may be unable to appropriately prioritize and balance our initiatives or effectively manage change throughout our organization.
Our industry is subject to rapid and substantial innovation, technological change and customer preferences. Even if we successfully develop new products and technologies, future products and technologies, including those created by our competitors, may eventually supplant ours if we are unable to keep pace with technological advances and end-user requirements and preferences and timely enhancement of our existing products and technologies or develop new ones. As a result, we could fail to maintain market leadership in certain of our products, such as commercial PCs and notebooks, and any of our products and technologies may be rendered uneconomical or obsolete.
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
We encounter aggressive competition from competitors in all areas of our business, and our competitors have targeted and are expected to continue targeting our key market segments. We compete on the basis of our technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use, account relationships, customer training, service and support, security, availability of application software and internet infrastructure offerings, and our sustainability performance. We have faced, and may continue to face, declines in market share for our products, including in Personal Systems. If our products, services, support and cost structure do not enable us to compete successfully, our results of operations, cash flows and business prospects could be affected.
We have a large portfolio of products and must allocate our financial, personnel and other resources across all of our products while competing with companies that have smaller portfolios or specialize in one or more of our product lines. Because of the size and scope of our portfolio, we may invest a greater percentage of our revenues, including on research and development, than some of our competitors. As a result, we may invest less in certain areas of our business than our competitors, and our competitors may have greater financial, technical and marketing resources available for their products and services compared to the resources allocated to our competing products and services or greater economies of scale, which could in turn result in our inability to maintain market leadership in certain of our products, such as commercial PCs and notebooks. In addition, if we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin, profitability and cash flows could be adversely affected.
Our alliance partners in certain areas may be or may become our competitors in others. In addition, these partners also may acquire or form alliances with our competitors, which could reduce their business with us.
We have faced and expect to continue to face aggressive price competition and have lowered and may in the future need to lower the prices of many of our products and services to stay competitive, while at the same time trying to maintain or improve our market share, revenue and gross margin. Competitors who have a greater presence in some of the lower-cost markets in which we compete, or who can obtain better pricing, more favorable contractual terms and conditions, and/or more favorable allocations of products and components during periods of limited supply, have been able to offer and may continue to be able to offer lower prices than we are able to offer. Price competition often increases during periods of lower demand, including as a result of declining macroeconomic conditions. The sales prices for our products may also decline as a result of discounts, a change in or mix of products and services, anticipation of the introduction of new products and services by us or by our competitors, promotional programs, product and related warranty costs or broader macroeconomic factors. We may also provide pricing discounts to large end customers, which may result in lower margins for the period in which the sales occur.
Industry consolidation may also affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we operate. Our competitors may also affect our business by entering into exclusive arrangements with our existing or potential customers or suppliers. Furthermore, non-original supplies (including imitation, refill or remanufactured alternatives), which are often available at lower prices, compete with our Printing Supplies business and we may not be able to prevent the use of imitation print supplies with our printers using technological protection measures. In addition, online and omnichannel retailers, resellers and distributors often sell our products alongside competing products, including non-original supplies, or they may highlight the availability of lower cost non-original supplies. We expect this competition will continue.
If we cannot continue to produce high-quality and secure products and services, our reputation, business and financial performance may suffer.
In the course of conducting our business, we must address quality and security issues associated with our products and services, including potential flaws in our engineering, design and manufacturing processes, unsatisfactory performance under service contracts, and unsatisfactory performance or malicious acts by third-parties. Many of our products are dependent on third-party software, including from Microsoft and Google, to function as intended, and product issues also sometimes result from the interaction between our products and third-party products and software. Our business is also exposed to the risk of defects in third-party components or materials included in our products, including security vulnerabilities. The products and services that we offer are complex, and our regular testing and quality control efforts may not be completely effective in controlling or detecting all quality and security issues or errors, particularly with respect to undiscovered defects or security vulnerabilities in components manufactured by third parties.
If we are unable to determine the cause or find an effective solution to address quality or security issues with our products, we may delay shipment to customers, which would delay revenue recognition and receipt of customer payments. We have and may again in the future write off some or all of the value of non-performing inventory. In addition, after products are delivered, quality and security issues may require us to repair or replace such products. Addressing these issues can be expensive and may result in additional warranty, repair, replacement and other costs. In the event of security vulnerabilities or other issues with third-party components, we may have to rely on third parties to provide mitigation, which may be ineffective. Quality and security issues, including those resulting from defects or security vulnerabilities in third-party components, can impair our relationships with new or existing customers and adversely affect our brand and reputation.

Our operating results have historically varied and may not be indicative of future results.
Our net revenue, gross margin, profit and cash flow generation vary among our portfolio of products and services, customer groups and geographic markets and therefore will likely vary in future periods. Overall gross margins and profitability in any given period are dependent on the product, service, customer and geographic mix reflected in that period’s net revenue, which in turn depends on the overall demand for our products and services. We have experienced and may continue to experience delays or reductions in spending by our customers or potential customers, which could have a material adverse effect on demand for our products and services and could result in a significant decline in net revenue. In addition, net revenue declines in some of our businesses may affect net revenue in our other businesses, as we may lose cross-selling opportunities. Moreover, newer geographic markets can be relatively less profitable due to our investments associated with entering those markets and local pricing pressures, as well as difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, increased component or shipping costs, increased tariffs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins in a given period, which may lead to adjustments to our operations. Our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period. These factors could also make it difficult to accurately forecast revenues and operating results and could negatively affect our ability to provide accurate forecasts to suppliers and manufacturers, manage our relationships and other expenses and to make decisions about future investments.
If we fail to manage the distribution of our products and services properly, our business and financial performance could suffer.
We use a variety of distribution methods to sell our products and services around the world, including third-party resellers and distributors and both direct and indirect sales to enterprise accounts and consumers. Successfully managing our global, multi-tier distribution network including the interaction of our direct sales and indirect channel sales efforts to reach potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and gross margins and we may fail to implement the most advantageous balance in the delivery model for our products and services.
Conflicts might arise between our various distribution channels, we may experience the loss or deterioration of an alliance or distribution arrangement or a reduced assortments of our products, we may not able to limit the potential misuse of pricing programs by our channel partners and we may fail to optimize the use of our pricing programs. Moreover, some of our channel partners and distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends. They may also have difficulty selling our products under new business models. Many of our significant distributors operate on narrow margins and have been negatively affected by business pressures in the past. Trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution and retail channel partners. Net revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors’ financial conditions, abilities to borrow funds or operations weaken or if our distributors cannot successfully compete in the online or omnichannel marketplace.
Our inventory management is complex, as we continue to sell a significant mix of products through distributors. We must manage both owned and channel inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and pricing (and factoring in supply chain challenges and order cancellations). Our forecasts may not accurately predict demand, and distributors have and may continue to increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. Our reliance upon indirect distribution methods, including a multi-tiered channel, may reduce our visibility into inventories, demand and pricing trends, and may therefore make forecasting and managing multi-tiered channel inventory more difficult.
If we were to expand direct distribution initiatives, channel and indirect distributors could consider such initiatives in conflict with their business interests and reduce their investment in the distribution and sale of our products, or cease all sales of our products. Sales of our products by channel partners to unauthorized resellers or unauthorized resale of our products has and could continue to make our forecasting and channel inventory management more difficult and impact pricing in the market. For example, in the past we have had channel partners sell products outside of their agreed territory, and misrepresent sales to unauthorized resellers as sales to end-users, frustrating our efforts to estimate channel inventory or maintain consistent pricing, and negatively impacting gross margins. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors. In addition, factors in different markets may cause differential discounting among the geographies where our products are sold, which makes it difficult to achieve global consistency in pricing and creates the opportunity for grey marketing. In addition, our global channel partners may fail to comply with applicable legal and regulatory requirements.
Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable.
Our quarterly sales often have reflected a pattern in which a disproportionate percentage of each quarter’s total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting net revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition, and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be canceled by the customer. Depending on when they occur in a quarter, developments such as a systems failure, component pricing movements, component shortages, supply disruptions, logistics challenges or declines in demand could adversely impact our inventory levels, our results of operations and cash flows in a manner that is disproportionate to the number of days in the quarter affected.
We experience seasonal trends in the sale of our products that may produce variations in our quarterly results and financial condition. For example, sales to governments (particularly, sales to the U.S. government) are often stronger in the third calendar quarter, and many customers whose fiscal year is the calendar year spend their remaining capital budget authorizations in the fourth calendar quarter. Consumer sales are often higher in the fourth calendar quarter due in part to seasonal holiday demand, and typically it has been our strongest quarter by revenues. European sales are often weaker during the summer months. Demand during the spring and early summer may also be adversely impacted by market anticipation of seasonal trends. However, historical seasonal patterns may not continue in the future and such patterns have been and may continue to be impacted by supply constraints, macroeconomic conditions, such as an economic slowdown or inflationary pressures, shifts in customer behavior and the evolving impacts of the COVID-19 pandemic. Moreover, to the extent that we introduce new products in anticipation of seasonal demand trends, our discounting of existing products may adversely affect our gross margins. Many of the factors that create and affect seasonal trends are beyond our control.
We may not be able to execute acquisitions, divestitures and other significant transactions successfully and we may have difficulty or fail to successfully integrate acquired companies.
As part of our business strategy, we may acquire companies or businesses (such as our recent acquisition of Poly), divest businesses or assets, enter into strategic alliances and joint ventures, and make investments to further our business. Risks associated with these transactions include the following:
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
•Certain transactions have resulted, and in the future may result, in significant costs and expenses, including those related to compensation and benefit costs, goodwill and impairment charges, charges from elimination of duplicative facilities and contracts, inventory adjustments, assumed litigation and other liabilities, advisory fees, and payments to executive officers and key employees under retention plans.
•Our due diligence process may fail to identify significant issues with the target’s product quality, financial disclosures, accounting practices or internal controls, including as a result of being dependent on the veracity and completeness of statements and disclosures made or actions taken by third parties.
•In order to finance a transaction, we may issue common stock (potentially creating dilution) or take on additional debt.
•These transactions could adversely impact our effective tax rate.
•An acquisition target may have differing or inadequate cybersecurity and data protection controls.
•These transactions may lead to litigation.
In addition, if we fail to identify, successfully complete and integrate transactions that further our strategic objectives, we may be required to expend resources to develop products, services and technology internally, which may put us at a competitive disadvantage. Furthermore, if there are future decreases in our stock price or significant changes in the business climate or results of operations of our reporting units, we may incur additional charges, which may include impairment charges.
In the case of a divestiture, we may have difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. In addition, we may experience fewer benefits than expected, and the impact of the divestiture on our revenue growth may be larger than projected.
The business combination and investment transactions in which we engage may be large or complex, and we must manage post-closing issues such as the integration of acquired businesses, products, services or employees. Integrations involve significant challenges and are often time-consuming and expensive and could significantly disrupt our business and the acquired business. These challenges include successfully combining product and service offerings; entering or expanding into markets; retaining key employees; integrating employees, facilities, technology, products, processes, operations (including supply and manufacturing operations), sales and distribution channels, business models and business systems; and retaining customers and distributors.
We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.
We have undertaken and may undertake in the future restructuring plans in order to realign our cost structure and to achieve operating efficiencies that we expect to reduce costs, including the plan announced November 2022. Implementation of any restructuring plan may be costly and disruptive to our business, and we may not be able to obtain the anticipated cost savings, operational improvements and estimated workforce reductions within the projected timing or at all. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, loss of key employees and/or other retention issues during transitional periods. Restructuring can require a significant amount of time and focus, which may divert attention from operating and growing our business. For more information about our restructuring plans, see Note 3 to our Consolidated Financial Statements in Item 8.
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
In addition, certain of our businesses and products rely on key technologies developed or licensed by third parties. We may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our IP. Third-party components may become obsolete, defective or incompatible with future versions of our products, our relationship with the third party may deteriorate, or our agreements may expire or be terminated. We may face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. In order to remain in compliance with the terms of our licenses, we must monitor and manage our use of third-party components, including both proprietary and open source license terms that may require the licensing or public disclosure of our IP without compensation or on undesirable terms. Some of these licenses may not be available to us in the future on terms that are acceptable or that allow our product offerings to remain competitive. In addition, it is possible that as a consequence of a merger or acquisition, third parties may obtain licenses to some of our IP rights or our business may be subject to certain restrictions that were not in place prior to such transaction. Because the availability and cost of licenses from third parties depends upon the willingness of third parties to deal with us on the terms we request, there is a risk that third parties who license to our competitors will either refuse to license to us or refuse to license to us on terms equally favorable to those granted to our competitors. Consequently, we may lose a competitive advantage with respect to these IP rights or we may be required to enter into costly arrangements in order to terminate or limit these rights. Finally, we may rely on third parties to enforce certain IP rights.
Third-party claims of IP infringement are commonplace in our industry and may limit or disrupt our ability to sell our products and services.
Third parties have in the past claimed, and may in the future claim, that we or customers indemnified by us are infringing upon their IP rights. We have seen an increasing trend of patent assertion entities engaging in claims of infringement and assertion of patents to extract settlements. If we cannot or do not license allegedly infringed IP at all or on reasonable terms, or if we are required to substitute technology from another source, our operations could be adversely affected. Even if we believe that IP claims are without merit, they can be time-consuming and costly to defend against and may divert management’s attention and resources away from our business. Claims of IP infringement also might require us to redesign affected products, enter into costly settlements or license agreements, pay damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain products. Additionally, claims of IP infringement may adversely impact our brand and reputation and imperil new and existing customer relationships.
In certain countries (primarily in Europe), proceedings are ongoing or have been concluded in which groups representing copyright owners seek to impose upon and collect from us levies upon IT equipment (such as PCs and printers). There have also been efforts to introduce, modify or extend existing levy schemes and to increase the amount of the levies that can be collected from us. The total amount of the copyright levies depends on several factors, and could be substantial. The ultimate impact of these copyright levies or similar fees, and our ability to recover such amounts through increased prices, remains uncertain.
System security risks, data protection breaches, cyberattacks, system outages and systems integration issues could disrupt our internal operations or services provided to customers, and could reduce our revenue, increase our expenses, damage our reputation and adversely affect our cash flows and stock price.
We are exposed to cyberattacks from individuals and organizations, including malicious computer programmers and hackers, state-sponsored organizations, nation-states or other bad actors, seeking to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Such attacks may involve the deployment of viruses, worms, ransomware and other malicious software programs that attack our products or otherwise exploit security vulnerabilities, or attempt to fraudulently induce our employees, customers, or others to disclose passwords, other sensitive information or provide access to our systems or data. Such risks extend not only to our own products, services, systems and networks, but also to those of customers, suppliers, contractors, business partners, vendors, and other third parties, particularly as all parties increasingly digitize their operations. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects or vulnerabilities in design or manufacture, including “bugs” that could unexpectedly interfere with the operation of the product. Breaches of our facilities, network, or data security could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information, harm our reputation or competitive position, result in theft or misuse of our IP or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our business.
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
While we have developed and implemented security measures and internal controls designed to protect against cyber and other security threats, such measures cannot provide absolute security and may not be successful in preventing future security breaches. Moreover, these threats are constantly evolving, thereby making it more difficult to successfully defend against them or to implement adequate preventative measures. We may not have the current capability to detect certain vulnerabilities, which may allow those vulnerabilities to persist in our systems over long periods of time. In the past, we have experienced data security incidents resulting from unauthorized access to or use of our systems or those of third parties, which to date, have not had a material impact on our operations; however, there is no assurance that such impact will not be material in the future. As a result of the COVID-19 pandemic, remote work and remote access to our systems has increased significantly, which also increases our cybersecurity attack surface. We have also seen an increase in cyberattack volume, frequency, and sophistication driven by the global enablement of remote workforces. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cybersecurity attacks. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
Because we process proprietary information and sensitive or confidential data relating to our business and our customers, breaches of our security measures or accidental loss, inadvertent disclosure or unapproved dissemination of such data can expose us, our customers, or the individuals affected to a risk of loss, alteration or misuse of such information. A breach could also damage our brand and reputation or otherwise harm our business, and could result in government enforcement actions, litigation and potential liability for us. We are subject to federal, state, and international laws relating to data protection, particularly in the U.S., European Union, and China (such as the European Union’s General Data Protection Regulation (“GDPR”)), and governmental agencies are increasingly proposing regulatory requirements relating to data protection. These laws and regulations continue to evolve, are increasing in complexity and number and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. In addition, the cost and operational consequences of implementing new data protection measures could be significant.
Portions of our IT infrastructure, including those provided by third parties, may experience interruptions, outages, delays or cessations of service or may produce errors in connection with systems integrations, migration work or other causes, which could result in business disruptions and the process of remediating them could be more expensive, time-consuming, disruptive and resource intensive than planned. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes, resulting in delayed sales, lower margins, lost customers or reputational damage.
Our business and financial performance could suffer if we do not manage the risks associated with our services businesses properly.
The success of our services business (such as our managed print services, digital services and other workforce solutions in both Printing and Personal Systems) depends to a significant degree on attracting, retaining, and maintaining or increasing the level of revenues from our customers. Our standard services agreements are generally renewable at a customer’s option and/or subject to cancellation rights, with or without penalties for early termination. We may not be able to retain or renew services contracts with our customers, or our customers may reduce the scope of the services they contract for. Factors that may influence contract termination, non-renewal or reduction include business downturns, dissatisfaction with our services or products, our retirement or lack of support for our services, our customers selecting alternative technologies, the cost of our services as compared to our competitors, general market conditions, or other reasons. We may not be able to replace the revenue and earnings from lost customers or reductions in services. While our services agreements may include penalties for early termination, these penalties may not fully cover our investments in these businesses. Our customers could also delay or terminate implementations or use of our services or choose not to invest in additional services from us in the future. In addition, the pricing and other terms of certain services agreements require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Any increased or unexpected costs or unanticipated delays in connection with the performance of these contracts, which may increase as services become more customized, could make these agreements less profitable or unprofitable. As a result, we may not generate the revenues, profits or cash flows we may have anticipated from our services business within the expected timelines, if at all.
In order to be successful, we must attract, retain, train, motivate, develop and transition key employees, and failure to do so could seriously harm us.
In order to be successful, we must attract, hire, retain, train, motivate, develop, and deploy qualified executives, engineers, technical staff and other key employees. Identifying, developing internally or hiring externally, training and retaining qualified executives, engineers and qualified sales representatives are critical to our future, and competition for experienced employees in the technology industry can be intense. Equity-based compensation is essential for attracting and retaining qualified employees and lack of positive performance in our stock price may adversely affect our ability to attract or retain key employees. In addition, workforce dynamics are constantly evolving and we may not be able to manage changing workforce dynamics successfully. Moreover, changes in immigration policies may impair our ability to recruit and hire technical and professional talent globally. Further, changes in our management team may be disruptive to our business, and we may be unable to successfully transition and assimilate key new hires or promoted employees or successfully execute succession plans.
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
Our aspirations and disclosures related to environmental, social and governance (“ESG”) matters expose us to risks that could adversely affect our reputation and performance.

We have established and publicly announced ESG goals, including our commitments to address climate change, human rights, and digital equity. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to adequately update, accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community, special interest groups and enforcement authorities.
Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include the availability and cost of low- or non-carbon-based energy sources, the evolving regulatory requirements affecting product circularity, ESG standards or disclosures, the evolving consumer protection laws applicable to ESG matters and the availability of materials and suppliers that can meet our sustainability, diversity and other ESG goals.
Standards for tracking and reporting ESG matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting ESG data may be updated and previously reported ESG data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation or our attractiveness as an investment, business partner, acquiror, service provider or employer could be negatively impacted.
LEGAL AND REGULATORY RISKS
Our business is subject to various federal, state, local and foreign laws and regulations that could adversely affect our business and results of operations and cash flows.
We are subject to various federal, state, local and foreign laws and regulations. There can be no assurance that such laws and regulations will not be interpreted and changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or increased restrictions or prohibiting them outright. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations, and product repairability, reuse and take-back legislation. In addition, there are existing and proposed legislation related to environmental and social responsibility (including forced labor tracing requirements) for our operations, supply chain partners, and our products and services. Moreover, we are expected to become increasingly subject to laws, regulations and international treaties relating to climate change, such as carbon pricing or product energy efficiency requirements or more prescriptive reporting requirements.
As these new laws, regulations, treaties and similar initiatives and programs are adopted and implemented, we will be required to comply or potentially face market access limitations or restrictions on our products entering certain jurisdictions, sanctions or other penalties, including fines. Such burdens or costs may result in an adverse effect on our financial condition, results of operations and cash flows. We could also face significant compliance and operational burdens and incur significant costs in our efforts to comply with or rectify non-compliance with these laws or regulations. Our potential exposure also includes third-party property damage, personal injury claims and clean-up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault.
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
Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, provincial and local governmental customers are subject to procurement regulations, contract provisions and other specific requirements relating to their formation, administration and performance. In addition, contracts with customers may also include a requirement to comply with customer codes of conduct, which may have terms that conflict with our code of conduct, business policies and strategic objectives. Any failure by us to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in loss of business or the imposition of civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Such failures could also cause reputational damage to our business and affect our ability to compete for new contracts. If our customer contracts are terminated, if we are suspended or disbarred from government work, or if our ability to compete for new contracts is adversely affected, our financial performance could suffer. Our partner contracts also contain terms relating to new partner business models and tools creation that could raise issues for which laws or regulations are currently changing or emerging. This could affect us in ways that are not currently fully known or measurable.
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
Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or in their interpretation or enforcement. In addition, changes in tax law and regulation in the U.S. or elsewhere could significantly impact our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. For example, the U.S. Congress has advanced a variety of tax legislation proposals, and while the final form of any legislation is uncertain, the current proposals, if enacted, could have a material effect on the Company’s effective tax rate. Our effective tax rate could also be materially affected by the Organization for Economic Co-operation and Development’s, the European Commission’s and other certain major jurisdictions’ heightened interest in and taxation of large multi-national companies. In addition, we continue to monitor the Inflation Reduction Act of 2022 and related regulatory developments to evaluate their potential impact on our business, tax rate and financial results.
RISKS RELATED TO THE SEPARATION
We continue to face risks related to the Separation, including failure to perform under the transaction agreements executed as part of the Separation and related to shared use of certain intellectual property rights.
In connection with the Separation, we and Hewlett Packard Enterprise entered a separation and distribution agreement and various other agreements. The separation and distribution agreement provides for cross-indemnities between HP and Hewlett Packard Enterprise for liabilities allocated to the respective party pursuant to the terms of such agreement. If Hewlett Packard Enterprise or its successor entities (including spun off businesses to which obligations have been transferred) are unable to satisfy their obligations under these agreements, we could incur operational difficulties or losses.
In addition, the terms of the Separation include licenses and other arrangements to provide for certain ongoing use of intellectual property in the operations of both businesses. For example, through a joint brand holding structure, both Hewlett Packard Enterprise and we retain the ability to make ongoing use of certain variations of the legacy Hewlett-Packard and HP branding, respectively. As a result of this continuing shared use of the legacy branding there is a risk that conduct or events adversely affecting the reputation of Hewlett Packard Enterprise could also adversely affect our reputation.

ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 2. Properties.
As of October 31, 2022, we owned or leased approximately 18.3 million square feet of space worldwide, a summary of which is provided below.

	Fiscal year ended October 31, 2022
	Owned	Leased	Total
	(square feet in millions)
Administration and support	1.7	6.2	7.9
(Percentage)	22%	78%	100%
Manufacturing plants, research and development facilities and warehouse operations	2.5	5.3	7.8
(Percentage)	32%	68%	100%
Total(1)(2)	4.2	11.5	15.7
(Percentage)	27%	73%	100%
(1)Poly acquisition is included in all space categories, accounts for 1.2 million square feet of usable space.
(2)Excludes 2.6 million square feet of vacated space, of which 1.8 million square feet is leased to third parties.
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
Headquarters of Geographic Operations
The locations of our geographic headquarters are as follows:

Americas	Europe, Middle East, Africa	Asia Pacific
Palo Alto, United States	Geneva, Switzerland	Singapore
Product Development and Manufacturing
The locations of our major product development, manufacturing, and HP Labs facilities are as follows:

Americas United States—Corvallis, San Diego, Boise, Vancouver, Spring, Fort Collins, Fountain Valley, Santa Cruz Mexico—Tijuana	Europe, Middle East, Africa Israel—Kiryat-Gat, Rehovot, Netanya Spain—Barcelona
Asia Pacific China— Chongqing, Shanghai India—Bangalore Malaysia—Penang Singapore—Singapore South Korea—Pangyo Taiwan—Taipei	Technology office (HP Labs) United Kingdom—Bristol United States—Palo Alto United States—Corvallis

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
As of November 30, 2022, there were approximately 50,256 stockholders of record.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities in fiscal year 2022.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Period
August 2022	6,797	$33.58	6,797	$2,656,307
September 2022	10,572	$27.02	10,572	$2,370,697
October 2022	9,199	$25.67	9,199	$2,134,564
Total	26,568		26,568
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On February 22, 2020, HP’s Board of Directors increased HP’s remaining share repurchase authorization to $15.0 billion in total. All share repurchases settled in the fourth quarter of fiscal year 2022 were open market transactions. As of October 31, 2022, HP had approximately $2.1 billion remaining under the share repurchase authorizations. From time to time HP intends to repurchase shares opportunistically and to offset the dilution created by shares issued under employee stock plans.
Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total stockholder return assuming the investment of $100 at the market close on October 31, 2017 (and the reinvestment of dividends thereafter) in each of HP common stock, the S&P 500 Index, and the S&P

Information Technology Index. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

$400
$350
$300
$250
$200
$150
$100
$50
10/2017
10/2018
10/2019
10/2020
10/2021
10/2022
HP Inc.
S&P 500 Index
S&P Information Technology Index

	10/17	10/18	10/19	10/20	10/21	10/22
HP Inc.	$100.00	$114.74	$85.24	$91.42	$158.72	$148.82
S&P 500 Index	$100.00	$107.33	$122.70	$134.60	$192.33	$164.18
S&P Information Technology Index	$100.00	$112.29	$137.63	$185.07	$271.91	$216.82

ITEM 6. [Reserved].

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
•Results of Operations. This section discusses the results of operations for the fiscal year ended October 31, 2022 compared to the fiscal year ended October 31, 2021. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment. For a discussion of the fiscal year ended October 31, 2021 compared to the fiscal year ended October 31, 2020, please refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
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
•In Personal Systems, our strategic focus is on:
◦profitable growth through innovation, market segmentation and simplification of our portfolio
◦enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes;
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
In addition to growing our subscription business, we are also focused on rebalancing system profitability to more upfront profitable hardware sales through our product offerings including HP+ and Big Tank.
We are committed to growing our peripherals, gaming, workforce solutions, consumer subscriptions, 3D and industrial graphics businesses. Our ability to innovate is helping us gain momentum in growth areas like gaming and peripherals, and we see significant opportunities to drive greater recurring revenues across Personal Systems and Printing. Our acquisition of Poly adds to our growth portfolio by bringing industry-leading video conferencing solutions, cameras, headsets, voice and software capabilities. To drive more integration across our commercial services, software and security portfolio, we have created a new Workforce Services and Solutions organization. We continue to build on strong portfolios like Instant Ink to grow our Consumer Subscription business. In Industrial Graphics, we are driving the shift from analog to digital in segments like labels and packaging. In Personalization & 3D, we are creating end-to-end solutions that can capture more value with our differentiated technology.
We continue to experience challenges that are representative of the trends and uncertainties that may affect our industry, generally, and our business and financial results, specifically, and we expect these challenges to continue in the short-term. One set of challenges relates to the current macroeconomic environment and the adverse impact on demand for certain of our products and product mix. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution in an evolving distribution and reseller landscape, with increasing online and omnichannel presence. Additional challenges we face at the segment level, and that we expect to continue facing in the short-term are set forth below.
•In Personal Systems, we face challenges with competitive pricing environment, supply shortages in certain parts of business, elevated commodity and logistics costs compared to pre-pandemic levels. We are also experiencing softness in demand resulting in overall decline in Personal Systems market.
•In Printing, we face challenges from a competitive environment, including non-original supplies (which includes imitation, refill, or remanufactured alternatives), and we face component constraints which we expect to continue to negatively impact our financial performance in the short term. We also obtain many Printing components from single

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

source due to technology, availability, price, quality, or other considerations. For instance, we source the majority of our A4 and a portion of our A3 portfolio of laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement.
To address these challenges, we continue to pursue innovation with a view towards developing new products and services aligned with generating market demand and meeting the needs of our customers and partners. In addition, we continue to work on improving our operations and adapting our business models, with a particular focus on enhancing our end-to-end processes, analytics, efficiencies and simplification of our product portfolio. We also continue to work on optimizing our sales coverage models, aligning our sales incentives with our strategic goals, improving channel execution and inventory, production and backlog management, strengthening our capabilities in our areas of strategic focus, effective cost management, strengthening our pricing discipline, and developing and capitalizing on market opportunities.
Macroeconomic Environment
Our business and financial performance also depend significantly on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of the effects of the ongoing geopolitical conflicts in Ukraine, tensions across the Taiwan Strait, the COVID-19 pandemic, tariff-driven headwinds, uncertainty in the markets, volatility in exchange rates, inflationary trends and evolving dynamics in the global trade environment. Throughout fiscal 2022, we observed significant market uncertainty, increasing inflationary pressures, supply constraints and a strengthening U.S. dollar, as well as ongoing effects from the COVID-19 pandemic. These market dynamics, which we expect will continue in the short-term, have created new and different demand dynamics in our markets and have had significant impacts on our financial results.
While our Personal Systems business benefited from the hybrid work environment and growth in gaming driven by the COVID-19 pandemic, these trends and consumer behavior have started to change as a result of various macroeconomic factors, including but not limited to inflation, foreign currency, and lower consumer spending. Beginning third quarter of fiscal 2022, we observed an accelerated decline in consumer demand, particularly with respect to Consumer PCs. This decline in demand is in line with industry-wide declines and we expect this to continue for fiscal 2023. For the fiscal year 2022, we continued to see strong demand in Windows-based Commercial PCs, and mix shifts from low end to premium products. However, we anticipate the overall macroeconomic environment to continue to adversely impact the demand for Commercial PCs in the short-term. In Printing, we continued to see gradual and uneven recovery in Commercial Print, driven by the slow return of workers to the office, and softening of demand in Consumer Print, which accelerated during the fourth quarter of fiscal 2022. Also, we experienced an increasingly competitive pricing environment in the second half of fiscal 2022, which we expect to continue in the short-term, due to the macroeconomic environment across Personal Systems and Printing. Further, our operating margins were negatively impacted by the higher cost due to inflationary pressures. In fiscal 2023, we expect decline in both Personal Systems and Printing market compared to fiscal 2022.
Supply chain dynamics have impacted and we expect will continue to impact logistics and component costs at least in the short term, with logistics costs remaining elevated for the fiscal year as a result of both expedited shipments of components and overall rate costs in the freight network, while capacity improved in the second half of fiscal 2022. Additionally, we expect industry wide commodity and component constraints, including application specific integrated circuits (“ASICs”) that are unique to our products in Personal Systems and Printing, to continue to impact our businesses in the short-term. We continue to monitor the COVID-19 pandemic and variants of the coronavirus, as well as the impact the pandemic has on our employees, customers, business partners, and communities. We have experienced and may experience future disruptions in supply, manufacturing and logistics, particularly in Asia, and with our suppliers and outsourcing partners globally as a result of COVID-19.
In addition to the macroeconomic dynamics, we are exposed to fluctuations in foreign currency exchange rates. We have a large global presence, with more than 65% of our net revenue for fiscal 2022 coming from outside the United States. As a result, our financial results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. We expect foreign currency fluctuations to continue to negatively impact our financial results in the fiscal 2023.
On May 31, 2022, we announced our decision to wind down business operations in Russia having already suspended all new shipments and paused our marketing and advertising activities in February 2022. Russia contributed approximately $1.0 billion of total net revenue in fiscal 2021. In the second half of fiscal 2022, we recognized a charge of $23 million towards severance, cancellation of contracts, inventory write-downs and other one-time exit charges related to our decision. A significant escalation or expansion of the situation’s current scope could have an adverse effect on our business, results of operations, cash flows or financial position. We continue to be focused on the safety and security of our employees and their families in the impacted regions and we have provided, and expect to continue to provide grants to support Ukrainian relief efforts.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

We typically experience higher net revenues in our fourth fiscal quarter compared to other quarters in our fiscal year due, in part, to seasonal holiday demand. Historical seasonal patterns may not continue in the future and have been impacted by supply constraints, shifts in customer behavior, continuing impacts of the macroeconomic challenges and different demand dynamics.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part I in this Annual Report on Form 10-K.
Transformation Update
In October 2019, we announced cost-reduction and operational efficiency initiatives intended to simplify the way we work, move us closer to our customers, and facilitate specific investment in our business. These initiatives were further updated in February 2020. These efforts included transforming our operating model to integrate our sales force into a single commercial organization and reducing structural costs across HP through our restructuring plan approved in September 2019 (the “Fiscal 2020 Plan”).
In the third year of our program, we completed our Fiscal 2020 Plan, generating over $1.3 billion dollars in gross annual run-rate structural costs savings, ahead of our $1.2 billion dollar goal. We have changed our operating model to simplify the way we are structured and the way we work to free up capacity, create scale, efficiency, and effectiveness. We focused on real estate and site optimization in alignment with our location strategy. We have also focused on creating efficient digital workspaces with the transition to a hybrid work model, which is in line with real estate optimization. We made significant progress in optimizing our manufacturing footprint including factory locations (China, India, Puerto Rico) while investing in a best-in-class supply chain network and product supply resiliency. We have invested a portion of the savings from these efforts across our businesses, including investing to build our digital capabilities such as deployment of our SAP S/4 HANA system, one of the largest ERP implementations. Now that the Fiscal 2020 plan is complete, we are now starting on the next phase in our transformation.
In November 2022, we announced our Future Ready Plan (the “Fiscal 2023 Plan”) to become a more digitally enabled company, focus investments on key growth opportunities and simplify our operating model. The new Fiscal 2023 plan is expected to run for three years through end of fiscal 2025. The three key elements of our Fiscal 2023 plan are digital transformation, portfolio optimization, and operational efficiency. As part of digital transformation, we will continue the process of digitizing the company to simplify and accelerate many processes through automation and end-to-end management. As part of optimizing our portfolio, we plan to continue to invest in our key growth areas of Peripherals, Gaming, Workforce Services & Solutions, Consumer Subscriptions and Industrial Graphics and 3D, to drive competitive advantage and market leadership and we also plan to simplify our portfolio to reduce complexity. Further to achieve operational efficiency, we plan to optimize our performance by driving efficiencies, simplifying organizational structures, and optimizing costs. We expect to invest some of the savings from these efforts across our businesses to be more efficient and advance our positions in Personal Systems and Printing, while also disrupting new industries where we see attractive growth opportunities. We also plan to use some of these savings to partially offset headwinds we expect to see across our businesses in fiscal 2023 as a result of macroeconomic factors.
See “Risk Factors— We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business” in Item 1A, which is incorporated herein by reference. For more information on our Fiscal 2020 Plan and Fiscal 2023 Plan, see Note 3, “Restructuring and Other Charges,” to the Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Oracle Corporation (“Oracle”) Litigation proceeds
On October 12, 2021, Oracle paid approximately $4.65 billion, to satisfy the judgment with interest, related to the litigation in connection with Oracle’s discontinuation of software support for former Hewlett-Packard Company’s Itanium-based line of mission-critical servers. The net proceeds from the judgement were shared equally between HP and Hewlett Packard Enterprise pursuant to the terms of the separation and distribution agreement.
Recent Developments
On August 29, 2022, we completed the acquisition of Poly, a leading global provider of workplace collaboration solutions, in an all-cash transaction for $40 per share, implying a total enterprise value of $3.3 billion, inclusive of Poly’s net debt. Poly is a leader in video conferencing solutions, cameras, headsets, voice and software. With the acquisition, we aim to deliver a complete ecosystem of devices, software, and digital services to create premium employee experiences, improve workforce productivity, and provide enterprise customers with better visibility, insights, security, and manageability across their hybrid IT environments. The financial results of Poly are included in our Consolidated Financial Statements for the year ended October 31, 2022, from the date of the acquisition. We expect to complete the integration of Poly to HP’s system and process by the end of fiscal year 2023.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
General
The Consolidated Financial Statements of HP are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. As of October 31, 2022, the impact to our business from the changing macroeconomic factors continued to unfold. Additionally, HP continues to assess and evaluate impacts from the events in Russia, inflationary concerns, as well as certain supply chain disruptions. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of HP’s Board of Directors. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.
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
We evaluate each performance obligation in an arrangement to determine whether it represents distinct goods or services. A performance obligation constitutes distinct goods or services when the customer can benefit from the goods or services either on its own or together with other resources that are readily available to the customer and the performance obligation is distinct within the context of the contract.
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
Our major assumptions vary by plan, and the weighted-average rates used are set forth in Note 4, “Retirement and Post-Retirement Benefit Plans” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. The following table provides the impact a change of 25 basis points in each of the weighted-average assumptions of the discount

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

rate, expected increase in compensation levels and expected long-term return on plan assets would have had on our net periodic benefit (credit) cost for fiscal year 2022:

Change in Net Periodic Benefit Cost in millions
Assumptions:
Discount rate	$7
Expected increase in compensation levels	$2
Expected long-term return on plan assets	$19
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
Inventory
We state our inventory at the lower of cost or market on a first-in, first-out basis. We make adjustments to reduce the cost of inventory to its net realizable value at the product group level for estimated excess or obsolescence considering judgments related to future demand and market conditions. Factors influencing these adjustments include changes in demand, ageing of inventory, technological changes, supply constraints, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues.

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
Loss Contingencies
We are involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property (“IP”), commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events, pertaining to a particular case. Pursuant to the separation and distribution agreement, we share responsibility with Hewlett Packard Enterprise for certain matters, as discussed in Note 14, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, and Hewlett Packard Enterprise has agreed to indemnify us in whole or in part with respect to certain matters. Based on our experience, we believe that any damage amounts claimed in the specific litigation and contingencies matters further discussed in Note 14, “Litigation and Contingencies”, are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2022, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in our financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 1, “Overview and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
RESULTS OF OPERATIONS
Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our net revenue growth has been impacted, and we expect it will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year percentage change in net revenue with the year-over-year percentage change in net revenue on a constant currency basis, which excludes the effect of foreign currency

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

exchange fluctuations calculated by translating current period revenues using monthly exchange rates from the comparative period and excluding any hedging impact recognized in the current period, and without adjusting for any repricing or demand impacts from changes in foreign currency exchange rates. This information is provided so that net revenue can be viewed with and without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our net revenue results and trends, as management does not believe that the excluded items are reflective of ongoing operating results. The constant currency measures are provided in addition to, and not as a substitute for, the year-over-year percentage change in net revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31
	2022		2021		2020
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$62,983	100.0%	$63,487	100.0%	$56,639	100.0%
Cost of revenue	50,648	80.4%	50,070	78.9%	46,202	81.6%
Gross profit	12,335	19.6%	13,417	21.1%	10,437	18.4%
Research and development	1,593	2.5%	1,907	3.0%	1,478	2.6%
Selling, general and administrative	5,264	8.4%	5,741	9.0%	4,906	8.6%
Restructuring and other charges	233	0.4%	245	0.4%	462	0.9%
Acquisition and divestiture charges	318	0.5%	68	0.1%	16	—%
Amortization of intangible assets	228	0.4%	154	0.2%	113	0.2%
Russia exit charges	23	—%	—	—%	—	—%
Earnings from operations	4,676	7.4%	5,302	8.4%	3,462	6.1%
Interest and other, net	(235)	(0.3)%	2,209	3.4%	(231)	(0.4)%
Earnings before taxes	4,441	7.1%	7,511	11.8%	3,231	5.7%
Provision for taxes	(1,238)	(2.0)%	(1,008)	(1.6)%	(387)	(0.7)%
Net earnings	$3,203	5.1%	$6,503	10.2%	$2,844	5.0%

Net Revenue
In fiscal year 2022, total net revenue decreased 0.8% (increased 0.7% on a constant currency basis) as compared to the prior-year period. Net revenue from the United States decreased 3.4% to $21.7 billion, and outside of the United States increased 0.6% to $41.3 billion. The decrease in net revenue was primarily driven by unfavorable foreign currency impacts, decline in Supplies, Notebooks and Consumer Printing, partially offset by an increase in Desktops, Workstations and Other Personal Systems. The decrease was driven by unit decline, partially offset by higher average selling prices (“ASPs”). Units were down in both Personal Systems and Printing due to supply chain constraints, and demand softness primarily in the second half of fiscal 2022 driven by the macroeconomic environment including inflationary trends.
A detailed discussion of the factors contributing to the changes in segment net revenue is included under “Segment Information” below.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Gross Margin
For fiscal year 2022, gross margin decreased by 1.5 percentage points, primarily driven by unfavorable foreign currency impacts and mix shifts, higher costs including commodity costs and reduction in previously estimated sales and marketing program incentives in the prior-year period, partially offset by higher ASPs.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and development (“R&D”)
R&D expense decreased 16.5% in fiscal year 2022, primarily driven by increased investments in Personal Systems in the prior-year period, lower variable compensation and joint partner funding.
Selling, general and administrative (“SG&A”)
SG&A expense decreased 8.3% in fiscal year 2022, primarily driven by lower variable compensation and go-to-market initiatives expenses.
Restructuring and other charges
Restructuring and other charges relate primarily to the Fiscal 2020 Plan. For more information, see Note 3, “Restructuring and Other Charges”, to the Consolidated Financial Statements in Item 8 of Part II of this report, which is incorporated herein by reference.
Acquisition and divestiture charges
Acquisition and divestiture charges primarily include, direct third-party professional and legal fees, and integration and divestiture-related costs, as well as non-cash adjustments to the fair value of certain acquired assets such as inventory and certain compensation charges related to cash settlement of restricted stock units and performance-based restricted stock units from acquisitions. Acquisition and divestiture charges increased by $250 million in the fiscal year 2022, primarily due to the Poly acquisition.
Amortization of intangible assets
Amortization of intangible assets relates primarily to intangible assets resulting from acquisitions. Amortization of Intangible assets increased by $74 million in the fiscal year 2022, primarily due to the recent acquisition of Poly, and the acquisitions of HyperX and Teradici in the fiscal year 2021.
Russia exit charges
For the fiscal year 2022, HP recognized a charge of $23 million towards severance, cancellation of contracts, inventory write-downs and other one-time exit charges related to our decision to wind down our operations in Russia.
Interest and other, net
Interest and other, net for the fiscal year 2022 was net expense as compared to a net gain in the fiscal year 2021, primarily due to one-time gain from Oracle litigation proceeds of $2.3 billion in the prior-year period and increased interest expenses on senior unsecured notes. For more information, see Note 7, “Supplementary Financial Information”, to the Consolidated Financial Statements in Item 8 of Part II of this report, which is incorporated herein by reference.
Provision for taxes
Our effective tax rate was 27.9% in fiscal year 2022. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to impacts of internal reorganization and favorable tax rates associated with certain earnings in lower-tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that had the most significant impact on our effective tax rate in the periods presented were Singapore, Malaysia and Puerto Rico.
For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 21% in fiscal year 2022, and further explanation of our provision for income taxes, see Note 6, “Taxes on Earnings” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
In fiscal year 2022, we recorded $470 million of net income tax charges related to discrete items in the provision for taxes. This amount included $649 million of tax effects related to internal reorganization, $118 million of uncertain tax position charges, $55 million related to withholding taxes on undistributed foreign earnings, $51 million related to audit settlements in various jurisdictions and $26 million of other net tax charges. These charges were partially offset by income tax benefits of $183 million related to the filing of tax returns in various jurisdictions, $156 million related to changes in valuation allowances, $47 million related to restructuring charges, and $43 million related to Poly acquisition charges.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "Inflation Reduction Act") into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (the "Corporate AMT") of 15% on the adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT is effective for the Company beginning in fiscal 2024 and we have elected to treat any future Corporate AMT as period costs in the period they arise. Additionally, the Inflation Reduction Act imposes an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. The impact of this provision will be dependent on the extent of share repurchases made in future periods. We continue to analyze the impacts of the Inflation Reduction Act; however, it is not expected to have a material impact on our financial statements.
Segment Information
A description of the products and services for each segment can be found in Note 2, “Segment Information,” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Personal Systems

	For the fiscal years ended October 31
	2022	2021	2020
	Dollars in millions
Net revenue	$44,084	$43,359	$38,997
Earnings from operations	$2,908	$3,101	$2,312
Earnings from operations as a % of net revenue	6.6%	7.2%	5.9%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue			Weighted Net Revenue Change Percentage Points(1)
	2022	2021	2020	2022	2021
	In millions
Notebooks	$29,183	$30,522	$25,766	(3.1)	12.2
Desktops	10,736	9,381	9,806	3.1	(1.1)
Workstations	2,100	1,669	1,816	1.0	(0.4)
Other(2)	2,065	1,787	1,609	0.7	0.5
Total Personal Systems	$44,084	$43,359	$38,997	1.7	11.2
(1) Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
(2)     Includes net revenue of Poly since acquisition date (August 29, 2022).
Fiscal year 2022 compared with fiscal year 2021
Personal Systems net revenue increased 1.7% (increased 3.6% on a constant currency basis) in the fiscal year 2022, as compared to the prior-year period. The net revenue increase was primarily attributable to Desktops, Workstations and Other, partially offset by unfavorable foreign currency impacts and a decline in Notebooks. The net revenue increase was driven by 22.4% increase in ASPs, partially offset by 16.9% decrease in unit volume. The increase in ASPs was primarily due to disciplined pricing and mix shifts to premium, partially offset by unfavorable foreign currency impacts. The decrease in unit volume was primarily driven by a decline in Notebooks including lower Chromebook sales, partially offset by increases in Desktops and Workstations. In addition, units were impacted due to the overall macroeconomic environment, demand softness primarily in the second half of fiscal 2022, and supply chain constraints impacting certain parts of the product offerings.
Commercial PCs revenue increased 10.5% primarily driven by higher ASPs and unit growth in Desktops and Workstations, partially offset by unit decline in Notebooks due to lower Chromebooks. Consumer PCs net revenue decreased 12.7% driven by unit declines in Notebooks, partially offset by higher ASPs.
Consequently, net revenue increased 14.4% in Desktops, 25.8% in Workstations and decreased 4.4% in Notebooks.
Personal Systems earnings from operations as a percentage of net revenue decreased by 0.6 percentage points, primarily due to a decrease in gross margin, partially offset by a decrease in operating expenses as a percentage of revenue. The gross margin decrease was primarily due to the reduction in previously estimated sales and marketing program incentives in the prior-year period, higher costs including commodity costs, and foreign currency impacts, partially offset by disciplined pricing and mix shifts. Operating expenses as a percentage of revenue decreased by 0.8 percentage points primarily driven by last year’s increased R&D investments, lower variable compensation and joint partner funding.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Printing

	For the fiscal years ended October 31
	2022	2021	2020
	Dollars in millions
Net revenue	$18,902	$20,128	$17,641
Earnings from operations	$3,651	$3,636	$2,495
Earnings from operations as a % of net revenue	19.3%	18.1%	14.1%

The components of the net revenue and weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue			Weighted Net Revenue Change Percentage Points(1)
	2022	2021	2020	2022	2021
	In millions
Supplies	$11,761	$12,632	$11,586	(4.3)	5.9
Commercial	4,225	4,209	3,539	—	3.8
Consumer	2,916	3,287	2,516	(1.8)	4.4
Total Printing	$18,902	$20,128	$17,641	(6.1)	14.1
 (1) Weighted Net Revenue Change Percentage Points measures the contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior period by total segment revenue for the prior-year period.

Fiscal year 2022 compared with fiscal year 2021
Printing net revenue decreased 6.1% (decreased 5.5% on a constant currency basis) for fiscal year 2022 as compared to the prior-year period. The decline in net revenue was primarily driven by a decline in Supplies, Consumer and unfavorable foreign currency impacts, partially offset by growth in Commercial. Net revenue for Supplies decreased 6.9%, primarily driven by consumer demand weakness, continued normalization in Home printing and the decision to wind down business operations in Russia, partially offset by the gradual recovery in Industrial print. Printer unit volume decreased 15.4% and ASPs increased 10.4%. The decrease in printer unit volume was primarily driven by decreases in both Consumer and Commercial due to component availability and supply chain disruptions. Printer ASPs increased primarily due to disciplined pricing and mix shifts, partially offset by unfavorable foreign currency impacts.
Net revenue for Commercial increased by 0.4%, primarily due to a 7.7% increase in ASPs, partially offset by an 8.0% decrease in printer unit volume. The increase in ASPs was primarily driven by disciplined pricing and mix shifts, partially offset by unfavorable foreign currency impacts.
Net revenue for Consumer decreased 11.3%, primarily due to a 16.5% decrease in printer unit volume, partially offset by 5.9% increase in ASPs. The increase in ASPs was primarily driven by disciplined pricing.
Printing earnings from operations as a percentage of net revenue increased by 1.2 percentage points for fiscal year 2022, primarily due to lower operating expense as a percentage of revenue, partially offset by a decrease in gross margin. The decrease in gross margin was driven by lower Supplies mix, and higher commodity and supply chain costs, partially offset by disciplined pricing. Further, gross margin was impacted by component shortages and supply chain disruptions which impacted mix and unit availability for both Commercial and Consumer. Operating expenses as a percentage of revenue decreased primarily due to lower variable compensation and go-to-market initiative expenses.

Corporate Investments
The loss from operations in Corporate Investments for the fiscal year 2022 was primarily due to expenses associated with our incubation projects and investments in digital enablement.

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
During the fiscal year 2022, we completed the acquisition of Poly, with a combined purchase price of $2.7 billion, net of cash acquired, of which $1.8 billion was recorded as goodwill and $1.4 billion as intangible assets and net liabilities assumed of $0.4 billion. For more information, see Note 18, “Acquisitions”, to the Consolidated Financial Statements in Item 8 of Part II of this report, which is incorporated herein by reference.
On September 1, 2022, we consummated our Exchange Offer and Consent Solicitation. The approximately $0.5 billion in aggregate principal amount of our new notes mature in 2029 (the “2029 Notes”), and an aggregate amount of $8 million in consent fee was paid in connection therewith. In addition, under the terms of the 2029 Notes, we are obligated to, within 60 days after the consummation of our acquisition of Poly, offer to purchase all or a portion of the 2029 Notes at a purchase price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.
On October 19, 2022, we commenced the change of control offer for the 2029 Notes. On November 17, 2022, we consummated the change of control offer and paid an aggregate amount of approximately $498 million in connection therewith, to repurchase the approximately $488 million of notes tendered. On November 21, 2022, we issued a notice of redemption to redeem the remaining approximately $3 million of the 2029 Notes.
Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs and may from time to time be distributed to the U.S. Repatriations of amounts held outside the U.S. generally will not be taxable from a U.S. federal tax perspective but may be subject to state income or foreign withholding tax upon repatriation. As we evaluate the future cash needs of our operations, we may revise the amount of foreign earnings considered to be permanently reinvested in our foreign subsidiaries and how to utilize such funds, including reducing our gross debt level, or other uses.

Liquidity
Our cash and cash equivalents, marketable debt securities and total debt were as follows:

	As of October 31
	2022	2021
	In billions
Cash and cash equivalents	$3.1	$4.3
Total debt	$11.0	$7.5

Our key cash flow metrics were as follows:

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Net cash provided by operating activities	$4,463	$6,409	$4,316
Net cash used in investing activities	(3,549)	(1,012)	(1,016)
Net cash used in financing activities	(2,068)	(5,962)	(2,973)
Net (decrease) increase in cash and cash equivalents	$(1,154)	$(565)	$327
Operating activities
Net cash provided by operating activities decreased by $1.9 billion for fiscal year 2022 due to lower net earnings as compared to the prior-year period, which included the one-time Oracle litigation proceeds of $1.8 billion partially offset by

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

working capital management activities, reduction in receivables from contract manufacturers and payment of employee variable compensation accrued in the prior-year period.
Key working capital metrics
Management utilizes current cash conversion cycle information to manage our working capital level. The table below presents the cash conversion cycle:

	As of October 31
	2022	2021	2020
Days of sales outstanding in accounts receivable (“DSO”)	28	30	32
Days of supply in inventory (“DOS”)	57	53	43
Days of purchases outstanding in accounts payable (“DPO”)	(114)	(108)	(105)
Cash conversion cycle	(29)	(25)	(30)
The cash conversion cycle is the sum of days of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms and timing, extent of receivables factoring, macro-economic factors, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for credit losses, by a 90-day average of net revenue. The decrease in DSO as compared to prior-year period, was due to higher factoring, partially offset by unfavorable revenue linearity.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. The increase in DOS was primarily due to lower cost of revenue and higher inventory for assurance of supply in Printing, partially offset by consumption of commodities in Personal Systems.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. The increase in DPO as compared to prior-year period, was primarily due to payment timing partially offset by lower purchasing volumes.
Investing activities
Net cash used in investing activities increased $2.5 billion for fiscal year 2022 as compared to the prior-year period, primarily due to Poly’s acquisition, lower proceeds from sale of investments of $0.3 billion and higher investments in property, plant and equipment of $0.2 billion.
Financing activities
Net cash used in financing activities decreased by $3.9 billion in fiscal year 2022 compared to the prior-year period, primarily due to higher proceeds from debt issuance of $2.1 billion, lower share repurchases of $2.0 billion and lower payment of debt of $0.6 billion, partially offset by commercial paper activity of $0.8 billion.
Share repurchases and dividends
In fiscal year 2022, HP returned total $5.3 billion to the shareholders in the form of share repurchases of $4.3 billion and cash dividends of $1.0 billion. As of October 31, 2022, HP had approximately $2.1 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 12, “Stockholders’ Deficit”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Capital resources
Debt Levels

	As of October 31
	2022	2021
	Dollars in millions
Short-term debt	$218	$1,106
Long-term debt	$10,796	$6,386
Weighted-average interest rate	3.7%	3.1%

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure.
Short-term debt decreased by $0.9 billion and long-term debt increased by $4.4 billion for fiscal year 2022 as compared to prior-year period. The net increase in total debt was primarily due to issuance of unsecured senior debt amounting to $4.0 billion during the year and exchange offer of $0.5 billion related to Poly notes, which was, partially offset by payment of $0.5 billion towards redemption of existing notes maturing in September 2022 and commercial paper payments of $0.4 billion.
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
As of October 31, 2022, we maintained the 5-year sustainability-linked senior unsecured committed revolving credit facility with aggregate lending commitments of $5.0 billion which will be available until May 26, 2026. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
Available borrowing resources
As of October 31, 2022, we had available borrowing resources of $937 million from uncommitted lines of credit in addition to the revolving credit facility.
The amendment to our 2019 Shelf Registration Statement to convert to a non-automatic shelf registration statement was declared effective by the SEC on February 25, 2021 and, as of October 31, 2022, enables us to offer for sale, from time to time, in one or more offerings, $1.0 billion, in the aggregate, of debt securities, common stock, preferred stock, depository shares and warrants. The 2019 Shelf Registration Statement will expire in December 2022, around which time we expect to file a new shelf registration statement.
For more information on our borrowings, see Note 11, “Borrowings”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Credit ratings
Our credit risk is evaluated by major independent rating agencies based upon publicly available information as well as information they obtain during our ongoing discussions. While we currently do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, a downgrade from our current credit rating may increase the cost of borrowing under our credit facility, reduce market capacity for our commercial paper, require the posting of additional collateral under some of our derivative contracts and may have a negative impact on our liquidity and capital position, depending on the extent of such downgrade. See “Risk Factors— Failure to maintain our credit ratings could adversely affect our liquidity, capital position, borrowing costs and access to capital markets” in Item 1A, which is incorporated herein by reference. We can access alternative sources of funding, including drawdowns under our credit facility, if necessary, to offset potential reductions in the market capacity for our commercial paper.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS
Our contractual and other obligations as of October 31, 2022, were as follows:

		Payments Due by Period
	Total	Short-term	Long-term
	In millions
Principal payments on debt(1)	$11,190	$218	$10,972
Interest payments on debt(2)	3,721	415	3,306
Purchase obligations(3)	3,262	1,854	1,408
Operating lease obligations	1,399	443	956
Finance lease obligations	18	10	8
Total(4)(5)(6)	$19,590	$2,940	$16,650
(1)Amounts represent the principal cash payments relating to our short-term and long-term debt and do not include any fair value adjustments, discounts or premiums.
(2)Amounts represent the expected interest payments relating to our short-term and long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of changing fixed interest rates associated with some of our U.S. Dollar Global Notes to variable interest rates. The impact of our outstanding interest rate swaps at October 31, 2022 was factored into the calculation of the future interest payments on debt.
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
(4)Retirement and Post-Retirement Benefit Plan Contributions. In fiscal year 2023, we expect to contribute approximately $36 million to non-U.S. pension plans, $32 million to cover benefit payments to U.S. non-qualified plan participants and $4 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution required by local government, funding and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(5)Cost Savings Plans. As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.8 billion. We expect to make future cash payments of $0.4 billion in fiscal year 2023 with remaining cash payments through fiscal year 2025. These payments have been excluded from the contractual obligations table because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(6)Uncertain Tax Positions. As of October 31, 2022, we had approximately $605 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, “Taxes on Earnings”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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
We have third-party short-term financing arrangements intended to facilitate the working capital requirements of certain customers and HP. For more information on our third-party short-term financing arrangements, see Note 7 “Supplementary Financial Information” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in over 40 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal year 2022 were Euro, Chinese yuan renminbi, Japanese yen and British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
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
We have performed sensitivity analyses as of October 31, 2022 and 2021, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2022 and 2021. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $134 million and $168 million at October 31, 2022 and October 31, 2021, respectively.
Interest rate risk
We also are exposed to interest rate risk related to debt we have issued and our investment portfolio.
We issue long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing. We may use interest rate and/or currency swaps to modify the market risk exposures in connection with the debt to achieve a floating interest expense and/or U.S. dollar principal outflows. The swap transactions generally involve the exchange of fixed for floating interest payments. However, we may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if we believe a larger proportion of fixed-rate debt would be beneficial.
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
We have performed sensitivity analyses as of October 31, 2022 and 2021, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2022 and 2021. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would have resulted in a loss in the fair values of our debt and investments, net of interest rate swaps, of $210 million at October 31, 2022 and $73 million at October 31, 2021.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HP Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HP Inc. and subsidiaries (the Company) as of October 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended October 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 6, 2022 expressed an unqualified opinion thereon.

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
Our assessment of management’s analyses of the reserve for uncertain tax positions is significant to our audit because the amounts are material to the financial statements and the assessment process involves significant judgment. For example, management’s interpretations of tax laws and legal rulings are challenging to audit.

How We Addressed the Matter in Our Audit
We tested controls over management’s processes relating to the recording of unrecognized tax benefits, including controls over the Company’s process to assess the technical merits of its uncertain tax positions, including the above described judgments.
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
December 6, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HP Inc.
Opinion on Internal Control over Financial Reporting
We have audited HP Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HP Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Poly, which is included in the 2022 consolidated financial statements of the Company and constituted 1.3% of total assets as of October 31, 2022 and 0.5% of net revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Poly.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of HP Inc. and subsidiaries as of October 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended October 31, 2022, and the related notes and our report dated December 6, 2022 expressed an unqualified opinion thereon.

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
December 6, 2022

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
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Poly, which we acquired on August 29, 2022, as discussed in Note 18, “Acquisitions". The exclusion represents internal control over financial reporting of 1.3 percent of total assets as of October 31, 2022 and less than 0.5 percent of net revenue for the then year ended. We have included the financial results of Poly in the consolidated financial statements from the date of acquisition.
HP’s management assessed the effectiveness of HP’s internal control over financial reporting as of October 31, 2022, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the assessment by HP’s management, we determined that HP’s internal control over financial reporting was effective as of October 31, 2022. The effectiveness of HP’s internal control over financial reporting as of October 31, 2022 has been audited by Ernst & Young LLP, HP’s independent registered public accounting firm, as stated in their report which appears on page 57 of this Annual Report on Form 10-K.

/s/ ENRIQUE LORES	/s/ MARIE MYERS
Enrique Lores President and Chief Executive Officer December 6, 2022	Marie Myers Chief Financial Officer December 6, 2022

HP INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2022	2021	2020
	In millions, except per share amounts
Net revenue	$62,983	$63,487	$56,639
Costs and expenses:
Cost of revenue	50,648	50,070	46,202
Research and development	1,593	1,907	1,478
Selling, general and administrative	5,264	5,741	4,906
Restructuring and other charges	233	245	462
Acquisition and divestiture charges	318	68	16
Amortization of intangible assets	228	154	113
Russia exit charges	23	—	—
Total costs and expenses	58,307	58,185	53,177
Earnings from operations	4,676	5,302	3,462
Interest and other, net	(235)	2,209	(231)
Earnings before taxes	4,441	7,511	3,231
Provision for taxes	(1,238)	(1,008)	(387)
Net earnings	$3,203	$6,503	$2,844

Net earnings per share:
Basic	$3.09	$5.38	$2.01
Diluted	$3.05	$5.33	$2.00

Weighted-average shares used to compute net earnings per share:
Basic	1,038	1,208	1,413
Diluted	1,050	1,220	1,420

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Net earnings	$3,203	$6,503	$2,844
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized (losses) gains arising during the period	(11)	5	2

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	1,541	(132)	(201)
(Gains) losses reclassified into earnings	(779)	243	(85)
	762	111	(286)
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	4	1,008	(29)
Amortization of actuarial loss and prior service benefit	20	80	83
Curtailments, settlements and other	—	(36)	215
	24	1,052	269
Change in cumulative translation adjustment	(78)	28	(4)
Other comprehensive income (loss) before taxes	697	1,196	(19)
(Provision for) benefit from taxes	(124)	(213)	1
Other comprehensive income (loss), net of taxes	573	983	(18)
Comprehensive income	$3,776	$7,486	$2,826

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of October 31
	2022	2021
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$3,145	$4,299
Accounts receivable, net of allowance for credit losses of $107 and $111, respectively	4,546	5,511
Inventory	7,595	7,930
Other current assets	4,515	4,430
Total current assets	19,801	22,170
Property, plant and equipment, net	2,774	2,546
Goodwill	8,541	6,803
Other non-current assets	7,471	7,091
Total assets	$38,587	$38,610
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$218	$1,106
Accounts payable	15,284	16,075
Other current liabilities	10,651	11,915
Total current liabilities	26,153	29,096
Long-term debt	10,796	6,386
Other non-current liabilities	4,556	4,778
Commitments and contingencies
Stockholders’ deficit:	0
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 980 and 1,092 shares issued and outstanding at October 31, 2022, and 2021 respectively)	10	11
Additional paid-in capital	1,172	1,060
Accumulated deficit	(4,413)	(2,461)
Accumulated other comprehensive income (loss)	313	(260)
Total stockholders’ deficit	(2,918)	(1,650)
Total liabilities and stockholders’ deficit	$38,587	$38,610

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Cash flows from operating activities:
Net earnings	$3,203	$6,503	$2,844
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	780	785	789
Stock-based compensation expense	343	330	278
Restructuring and other charges	233	245	462
Deferred taxes on earnings	574	(605)	70
Defined benefit plan settlement (gains) charges	—	(37)	214
Other, net	475	440	325
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,260	(80)	575
Inventory	233	(2,164)	(386)
Accounts payable	(928)	1,257	(35)
Net investment in leases	(155)	(111)	(152)
Taxes on earnings	(83)	64	(147)
Restructuring and other	(245)	(205)	(489)
Other assets and liabilities	(1,227)	(13)	(32)
Net cash provided by operating activities	4,463	6,409	4,316
Cash flows from investing activities:
Investment in property, plant and equipment	(791)	(582)	(580)
Proceeds from sale of property, plant and equipment	26	—	3
Purchases of available-for-sale securities and other investments	(52)	(28)	(693)
Maturities and sales of available-for-sale securities and other investments	9	304	417
Collateral posted for derivative instruments	14	148	(163)
Payments made in connection with business acquisitions, net of cash acquired	(2,755)	(854)	—
Net cash used in investing activities	(3,549)	(1,012)	(1,016)
Cash flows from financing activities:
(Payments of) Proceeds from short-term borrowings with original maturities less than 90 days, net	(400)	400	—
Proceeds from debt, net of issuance costs	4,175	2,121	3,108
Payment of debt	(693)	(1,245)	(1,849)
Stock-based award activities and others	(95)	(51)	(128)
Repurchase of common stock	(4,297)	(6,249)	(3,107)
Cash dividends paid	(1,037)	(938)	(997)
Collateral withdrawn for derivative instruments	200	—	—
Settlement of cash flow hedges	79	—	—
Net cash used in financing activities	(2,068)	(5,962)	(2,973)
(Decrease) increase in cash and cash equivalents	(1,154)	(565)	327
Cash and cash equivalents at beginning of period	4,299	4,864	4,537
Cash and cash equivalents at end of period	$3,145	$4,299	$4,864
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$749	$1,548	$464
Interest expense paid	$305	$261	$227
Supplemental schedule of non-cash activities:
Purchase of assets under finance leases	$—	$—	$19
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2019	1,457,719	$15	$835	$(818)	$(1,225)	$(1,193)
Net earnings				2,844		2,844
Other comprehensive loss, net of taxes					(18)	(18)
Comprehensive income						2,826
Issuance of common stock in connection with employee stock plans and other	14,065		(37)			(37)
Repurchases of common stock (Note 12)	(167,857)	(2)	(113)	(3,017)		(3,132)
Cash dividends ($0.70 per common share)				(997)		(997)
Stock-based compensation expense			278			278
Adjustment for adoption of accounting standards				27		27
Balance October 31, 2020	1,303,927	$13	$963	$(1,961)	$(1,243)	$(2,228)
Net earnings				6,503		6,503
Other comprehensive income, net of taxes					983	983
Comprehensive income						7,486
Issuance of common stock in connection with employee stock plans and other	11,896		(45)			(45)
Repurchases of common stock (Note 12)	(223,618)	(2)	(188)	(6,065)		(6,255)
Cash dividends ($0.78 per common share)				(938)		(938)
Stock-based compensation expense			330			330
Balance October 31, 2021	1,092,205	$11	$1,060	$(2,461)	$(260)	$(1,650)
Net earnings				3,203		3,203
Other comprehensive income, net of taxes					573	573
Comprehensive income						3,776
Issuance of common stock in connection with employee stock plans and other	11,951		(111)			(111)
Repurchases of common stock (Note 12)	(124,287)	(1)	(129)	(4,118)		(4,248)
Cash dividends ($1.00 per common share)				(1,037)		(1,037)
Stock-based compensation expense			343			343
Business acquisitions			9			9
Balance October 31, 2022	979,869	$10	$1,172	$(4,413)	$313	$(2,918)
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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of October 31, 2022, the extent to which the current macroeconomic factors will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic and ongoing macroeconomic factors, our estimates may materially change in future periods.
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
Oracle litigation proceeds
On October 12, 2021, Oracle paid approximately $4.65 billion, to satisfy the judgement with interest, related to the litigation in connection with Oracle’s discontinuation of software support for former Hewlett-Packard Company’s Itanium-based line of mission-critical servers. The net proceeds from the judgement were shared equally between HP and Hewlett Packard Enterprise pursuant to the terms of the separation and distribution agreement between the parties. For the fiscal year 2021, HP recorded a gain of $2.3 billion in Interest and other, net and corresponding tax impact of $0.5 billion in Provision for taxes on the Consolidated Statements of Earnings as Oracle has exhausted legal appeals and has no further legal recourse to reverse the judgment.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In September 2022, the FASB issued guidance that enhances the transparency about the use of supplier finance programs. Under the new guidance, companies that use a supplier finance program in connection with the purchase of goods or services will be required to disclose information about the program to allow users of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. HP is required to adopt the guidance

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Summary of Significant Accounting Policies (Continued)
in the first quarter of fiscal year 2024, except for the amendment on roll forward information which is effective one year later. Early adoption is permitted. HP is currently evaluating the impact of this guidance on the Consolidated Financial Statements.
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
Advertising cost
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Such costs totaled approximately $696 million, $829 million and $530 million in fiscal years 2022, 2021 and 2020, respectively.
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
HP utilizes certain third-party arrangements in the normal course of business as part of HPs cash and liquidity management and also to provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain cases provide for partial recourse, result in the transfer of HP’s trade receivables to a third-party. HP reflects amounts transferred to, but not yet collected from the third-party in Accounts receivable in the Consolidated Balance Sheets. For arrangements involving an element of recourse, the fair value of the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Balance Sheets.
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
HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors’ and resellers’ aggregated business deteriorates substantially, HP’s operating results could be adversely affected. The ten largest distributor and reseller receivable balances, which were concentrated primarily in North America and Europe, collectively represented approximately 52% and 42% of gross accounts receivable as of October 31, 2022 and 2021, respectively. Two customers TD Synnex Corp and Ingram Micro Inc., accounted for 13.8% and 10.4%, respectively, of gross accounts receivable

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Summary of Significant Accounting Policies (Continued)
as of October 31, 2022. No single customer accounted for more than 10% of gross accounts receivable as of October 31, 2021. Credit risk with respect to other accounts receivable is generally diversified due to HP’s large customer base and their dispersion across many different industries and geographic markets. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances.
HP utilizes outsourced manufacturers around the world to manufacture HP-designed products. HP may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 89% and 85% of HP’s supplier receivables of $0.3 billion and $1.4 billion as of October 31, 2022 and 2021, respectively. HP includes the supplier receivables in Other current assets in the Consolidated Balance Sheets on a gross basis. HP’s credit risk associated with these receivables is mitigated wholly or in part, by the amount HP owes to these outsourced manufacturers, as HP generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. HP does not reflect the sale of these components in net revenue and does not recognize any profit on these component sales until the related products are sold by HP, at which time any profit is recognized as a reduction to cost of revenue.
HP obtains a significant number of components from single source suppliers like Canon, due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of HP’s relationship with a single source supplier, or any unilateral modification to the contractual terms under which HP is supplied components by a single source supplier could adversely affect HP’s net revenue, cash flows and gross margins.
Inventory
HP values inventory at the lower of cost or market. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. Adjustments, if required, to reduce the cost of inventory to market (net realizable value) are made for estimated excess, obsolete or impaired balances after considering judgments related to future demand and market conditions.
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
Business Combinations
HP includes the results of operations of the acquired business in HP’s consolidated results prospectively from the acquisition date. HP allocates the purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and HP, and the value of the acquired assembled workforce, neither of which qualify for recognition as an

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Summary of Significant Accounting Policies (Continued)
intangible asset. Acquisition and divestiture charges are recognized separately from the business combination and are expensed as incurred. These charges primarily include, direct third-party professional and legal fees, integration and divestiture-related costs, as well as non-cash adjustments to the fair value adjustments of certain acquired assets such as inventory and certain compensation charges related to cash settlement of restricted stock units and performance-based restricted stock units of acquired companies.
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
A summary description of each segment is as follows:
Personal Systems offers commercial and consumer desktop and notebook personal computers (“PCs”), workstations, thin clients, commercial mobility devices, retail point-of-sale (“POS”) systems, displays and peripherals, software, support and services. HP groups commercial notebooks, commercial desktops, commercial services, commercial mobility devices, commercial detachables and convertibles, workstations, retail POS systems and thin clients into commercial PCs and consumer notebooks, consumer desktops, consumer services and consumer detachables into consumer PCs when describing performance in these markets. Described below are HP’s global business capabilities within Personal Systems:
•Commercial PCs are optimized for use by enterprise, public sector (which includes education), and SMBs customers, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in the customer’s environment. Additionally, HP offers a range of services and solutions to enterprise, public sector (which includes education), and SMBs customers to help them manage the lifecycle of their PC and mobility installed base.
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
•     Workstations consists of desktop workstations, displays, and peripherals; and
•     Other consists of consumer and commercial services, Plantronics, Inc. (“Poly”) products and services as well as other Personal Systems capabilities.
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
HP does not allocate certain operating expenses, which it manages at the corporate level, to its segments. These unallocated amounts include expenses such as certain corporate governance costs and infrastructure investments, stock-based compensation expense, restructuring and other charges, acquisition and divestiture charges, amortization of intangible assets and Russia exit charges.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Segment Information (Continued)

Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Net revenue:
Notebooks	$29,183	$30,522	$25,766
Desktops	10,736	9,381	9,806
Workstations	2,100	1,669	1,816
Other (1)	2,065	1,787	1,609
Personal Systems	44,084	43,359	38,997
Supplies	11,761	12,632	11,586
Commercial	4,225	4,209	3,539
Consumer	2,916	3,287	2,516
Printing	18,902	20,128	17,641
Corporate Investments	2	3	2
Total segment net revenue	62,988	63,490	56,640
Other	(5)	(3)	(1)
Total net revenue	$62,983	$63,487	$56,639

Earnings before taxes:
Personal Systems	$2,908	$3,101	$2,312
Printing	3,651	3,636	2,495
Corporate Investments	(230)	(96)	(69)
Total segment earnings from operations	$6,329	$6,641	$4,738
Corporate and unallocated costs and other	(508)	(542)	(407)
Stock-based compensation expense	(343)	(330)	(278)
Restructuring and other charges	(233)	(245)	(462)
Acquisition and divestiture charges	(318)	(68)	(16)
Amortization of intangible assets	(228)	(154)	(113)
Russia exit charges	(23)	—	—
Interest and other, net	(235)	2,209	(231)
Total earnings before taxes	$4,441	$7,511	$3,231
(1)    Includes net revenue for Poly since acquisition date (August 29, 2022).

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Segment Information (Continued)

Segment Assets
HP allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to HP consolidated assets were as follows:

	As of October 31
	2022	2021
	In millions
Personal Systems	$19,710	$18,126
Printing	14,486	14,744
Corporate Investments	191	171
Corporate and unallocated assets	4,200	5,569
Total assets	$38,587	$38,610
Major Customers
No single customer represented 10% or more of HP’s net revenue in any fiscal year presented.
Geographic Information
Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2022, 2021 and 2020, other than the United States, no country represented more than 10% of HP net revenue.
Net revenue by country was as follows:

	For the fiscal years ended October 31
	2022	2021	2020
		In millions
United States	$21,682	$22,447	$20,227
Other countries	41,301	41,040	36,412
Total net revenue	$62,983	$63,487	$56,639

Net property, plant and equipment by country in which HP operates was as follows:

	As of October 31
	2022	2021
	In millions
United States	$1,264	$1,178
Singapore	329	305
South Korea	320	285
Other countries	861	778
Total property, plant and equipment, net	$2,774	$2,546

No single country other than those represented above exceeds 10% or more of HP’s total net property, plant and equipment in any fiscal year presented.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring and Other Charges

Summary of Restructuring Plans

HP’s restructuring activities in fiscal years 2022, 2021 and 2020 summarized by plan were as follows:

	Fiscal 2020 Plan			Other prior year plans(1)	Total
	Severance and EER		Non-labor
	In millions
Accrued balance as of October 31, 2019	$76		$—	$66	$142
Charges	346		10	1	357
Cash payments	(319)		(10)	(52)	(381)
Non-cash and other adjustments	(48)	(2)	—	(3)	(51)
Accrued balance as of October 31, 2020	55		—	12	67
Charges	181		38	4	223
Cash payments	(159)		(7)	(16)	(182)
Non-cash and other adjustments	(2)		(31)	—	(33)
Accrued balance as of October 31, 2021	75		—	—	75
Charges	131		77	—	208
Cash payments	(176)		(40)	(1)	(217)
Non-cash and other adjustments	2		(37)	1	(34)
Accrued balance as of October 31, 2022	$32		$—	$—	$32
Total costs incurred to date as of October 31, 2022	$740		$125	$504	$1,369

Reflected in Consolidated Balance Sheets:
Other current liabilities	$32		$—	$—	$32
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
Fiscal 2023 Plan
On November 18, 2022, HP’s Board of Directors approved the Fiscal 2023 Plan intended to enable digital transformation, portfolio optimization and operational efficiency that HP expects will be implemented through fiscal 2025. HP expects to reduce global headcount by approximately 4,000 to 6,000 employees. HP estimates that it will incur pre-tax charges of approximately $1.0 billion relating to labor and non-labor actions. HP expects to incur approximately $0.7 billion primarily in labor costs related to workforce reductions and the remaining costs will relate to non-labor actions and other charges.
Fiscal 2020 Plan
On September 30, 2019, HP’s Board of Directors approved the Fiscal 2020 Plan intended to optimize and simplify its operating model and cost structure that has been implemented through fiscal 2022. The Fiscal 2020 Plan is substantially complete. HP does not expect any significant further costs associated with the plan. Approximately 7,700 employees departed as part of the plan through a combination of employee exits and voluntary EER. HP incurred $740 million in severance costs and $281 million in infrastructure costs related to non-labor and other charges.
Other charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts and proxy contest activities, and are distinct from ongoing operational costs. These costs primarily relate to third-party professional services and other non-recurring costs. HP incurred $25 million, $22 million and $105 million of other charges in fiscal year 2022, 2021 and 2020, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans
Defined Benefit Plans
HP sponsors a number of defined benefit pension plans worldwide. The most significant defined benefit plan, the HP Inc. Pension Plan (“Pension Plan”) is a frozen plan in the United States.
HP reduces the benefit payable to certain U.S. employees under the Pension Plan for service before 1993, if any, by any amounts due to the employee under HP’s frozen defined contribution Deferred Profit-Sharing Plan (“DPSP”). At October 31, 2022 and 2021, the fair value of plan assets of the DPSP was $366 million and $482 million, respectively. The DPSP obligations are equal to the plan assets and are recognized as an offset to the Pension Plan when HP calculates its defined benefit pension cost and obligations.
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
Defined Contribution Plans
HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $119 million in fiscal year 2022, $112 million in fiscal year 2021 and $108 million in fiscal year 2020.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

Pension and Post-Retirement Benefit Expense
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Statements of Earnings were as follows:

	For the fiscal years ended October 31
	2022	2021	2020	2022	2021	2020	2022	2021	2020
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$—	$—	$—	$56	$67	$64	$1	$1	$1
Interest cost	161	281	412	22	18	17	8	9	11
Expected return on plan assets	(298)	(475)	(700)	(48)	(49)	(43)	(9)	(24)	(23)
Amortization and deferrals:
Actuarial loss (gain)	5	50	64	36	52	43	(15)	(16)	(10)
Prior service cost (credit)	—	—	—	5	5	(2)	(11)	(11)	(12)
Net periodic benefit (credit) cost	(132)	(144)	(224)	71	93	79	(26)	(41)	(33)
Settlement (gain) loss	—	(37)	217	—	1	1	—	—	—
Special termination benefit cost	—	—	—	—	—	—	—	—	44
Total periodic benefit (credit) cost	$(132)	$(181)	$(7)	$71	$94	$80	$(26)	$(41)	$11
The components of net periodic benefit (credit) cost other than the service cost component are included in Interest and other, net in our Consolidated Statements of Earnings.
The weighted-average assumptions used to calculate the total periodic benefit (credit) cost were as follows:

	For the fiscal years ended October 31
	2022	2021	2020	2022	2021	2020	2022	2021	2020
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate	2.9%	2.8%	3.2%	1.3%	1.1%	1.3%	2.5%	2.3%	2.9%
Expected increase in compensation levels	2.0%	2.0%	2.0%	2.6%	2.4%	2.5%	—%	—%	—%
Expected long-term return on plan assets	5.1%	5.0%	6.0%	4.3%	4.4%	4.4%	2.0%	5.0%	5.9%
Guaranteed interest crediting rate	5.0%	5.0%	5.0%	2.6%	2.6%	2.6%	2.9%	2.9%	3.5%

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

Funded Status
The funded status of the defined benefit and post-retirement benefit plans was as follows:

	As of October 31
	2022	2021	2022	2021	2022	2021
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value of assets — beginning of year	$6,060	$10,463	$1,211	$1,064	$457	$481
Actual return on plan assets	(1,674)	1,403	(131)	117	(49)	11
Employer contributions	29	28	34	71	3	2
Participant contributions	—	—	19	21	39	49
Benefits paid	(204)	(427)	(21)	(45)	(67)	(86)
Settlement	(4)	(5,407)	(62)	(5)	—	—
Currency impact	—	—	(143)	(12)	—	—
Fair value of assets — end of year	$4,207	$6,060	$907	$1,211	$383	$457
Change in benefits obligation
Projected benefit obligation — beginning of year	$5,740	$11,344	$1,747	$1,664	$354	$394
Acquisition of plan(1)	—	—	11	—	—	—
Service cost	—	—	56	67	1	1
Interest cost	161	281	22	18	8	9
Participant contributions	—	—	19	21	39	49
Actuarial (gain) loss	(1,724)	(51)	(441)	(23)	(61)	(13)
Benefits paid	(204)	(427)	(21)	(45)	(67)	(86)
Plan amendments	—	—	(5)	62	—	—
Curtailment	—	—	—	(3)	—	—
Settlement	(4)	(5,407)	(62)	(5)	—	—
Currency impact	—	—	(181)	(9)	—	—
Projected benefit obligation — end of year	$3,969	$5,740	$1,145	$1,747	$274	$354
Funded status at end of year	$238	$320	$(238)	$(536)	$109	$103
Accumulated benefit obligation	$3,969	$5,740	$1,035	$1,602
(1)$11 million of defined benefit plans as a result of the Poly acquisition

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

The cumulative net actuarial losses for our defined pension plans and retiree welfare plans decreased as compared to the prior-year period. The decrease in losses is primarily due to significant increases in discount rates and lump sum interest rates, partially offset by lower than expected return on assets, plan experience, and other assumption changes.
The weighted-average assumptions used to calculate the projected benefit obligations for the fiscal years ended October 31, 2022 and 2021 were as follows:

	For the fiscal years ended October 31
	2022	2021	2022	2021	2022	2021
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	5.7%	2.9%	3.5%	1.3%	5.6%	2.5%
Expected increase in compensation levels	2.0%	2.0%	3.0%	2.6%	—%	—%
Guaranteed interest crediting rate	5.0%	5.0%	2.6%	2.6%	4.2%	2.9%
The net amounts of non-current assets and current and non-current liabilities for HP’s defined benefit and post-retirement benefit plans recognized on HP’s Consolidated Balance Sheet were as follows:

	As of October 31
	2022	2021	2022	2021	2022	2021
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Other non-current assets	$527	$732	$38	$34	$114	$108
Other current liabilities	(32)	(36)	(9)	(8)	(4)	(4)
Other non-current liabilities	(257)	(376)	(267)	(562)	(1)	(1)
Funded status at end of year	$238	$320	$(238)	$(536)	$109	$103
The following table summarizes the pre-tax net actuarial loss (gain) and prior service cost (credit) recognized in Accumulated other comprehensive income (loss) for the defined benefit and post-retirement benefit plans.

	As of October 31, 2022
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$370	$45	$(191)
Prior service cost (credit)	—	42	(68)
Total recognized in Accumulated other comprehensive income (loss)	$370	$87	$(259)

Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2022	2021	2022	2021
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$—	$—	$728	$988
Aggregate projected benefit obligation	$289	$412	$996	$1,562

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2022	2021	2022	2021
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$—	$—	$538	$983
Aggregate accumulated benefit obligation	$289	$412	$733	$1,437

Fair Value of Plan Assets
The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2022. Refer to Note 9, “Fair Value” for details on fair value hierarchy. Certain investments that are measured at fair value using the Net Asset Value (“NAV”) per share as a practical expedient have not been categorized in the fair value hierarchy.  The fair value amounts presented in this table provide a reconciliation of the fair value hierarchy to the total value of plan assets.

	As of October 31, 2022
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset category:
Equity securities(1)	$14	$37	$—	$51	$7	$82	$—	$89	$—	$—	$—	$—
Debt securities(2)
Corporate	—	1,949	—	1,949	—	13	—	13	—	214	—	214
Government	—	1,418	—	1,418	—	43	—	43	—	108	—	108
Real estate funds	—	—	—	—	1	16	—	17	—	—	—	—
Insurance contracts	—	—	—	—	—	72	—	72	—	—	—	—
Common collective trusts and 103-12 Investment entities(3)	—	—	—	—	—	7	—	7	—	—	—	—
Investment funds(4)	13	—	—	13	—	260	—	260	68		—	68
Cash and cash equivalents(5)	40	54	—	94	37	—	—	37	(5)	—	—	(5)
Other(6)	(264)	(230)	—	(494)	11	75	—	86	(2)		—	(2)
Net plan assets subject to leveling	$(197)	$3,228	$—	$3,031	$56	$568	$—	$624	$61	$322	$—	$383

Investments using NAV as a practical expedient(7)				1,176				283				—
Investments at fair value				$4,207				$907				$383

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

     The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2021.

	As of October 31, 2021
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset category:
Equity securities(1)	$11	$50	$—	$61	$8	$102	$—	$110	$—	$—	$—	$—
Debt securities(2)
Corporate	—	2,620	—	2,620	—	132	—	132	—	256	—	256
Government	—	1,931	—	1,931	—	5	—	5	—	122	—	122
Real estate funds	—	—	—	—	1	41	—	42	—	—	—	—
Insurance contracts	—	—	—	—	—	94	—	94	—	—	—	—
Common collective trusts and 103-12 Investment entities(3)	—	—	—	—	—	9	—	9	—	—	—	—
Investment funds(4)	53	—	—	53	—	388	—	388	64	—	—	64
Cash and cash equivalents(5)	34	34	—	68	21	—	—	21	9	1	—	10
Other(6)	(456)	(515)	—	(971)	1	40	—	41	(2)	—	—	(2)
Net plan assets subject to leveling	$(358)	$4,120	$—	$3,762	$31	$811	$—	$842	$71	$379	$—	$450

Investments using NAV as a practical expedient(7)				2,298				369				7
Investments at fair value				$6,060				$1,211				$457
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
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

 Plan Asset Allocations
Refer to the fair value hierarchy table above for actual assets allocations across the benefit plans. The weighted-average target asset allocations across the benefit plans represented in the fair value tables above were as follows:

	2022 Target Allocation
Asset Category	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
Equity-related investments	19.0%	34.0%	—%
Debt securities	81.0%	32.5%	98.3%
Real estate	—%	14.0%	—%
Cash and cash equivalents	—%	5.5%	1.7%
Other	—%	14.0%	—%
Total	100.0%	100.0%	100.0%
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
Future Contributions and Funding Policy
In fiscal year 2023, HP expects to contribute approximately $36 million to its non-U.S. pension plans, $32 million to cover benefit payments to U.S. non-qualified plan participants and $4 million to cover benefit claims for HP’s post-retirement benefit plans. HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
Estimated Future Benefits Payments
As of October 31, 2022, HP estimates that the future benefits payments for the retirement and post-retirement plans are as follows:

Fiscal year	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2023	$308	$76	$32
2024	320	46	27
2025	330	48	26
2026	328	50	26
2027	333	55	26
Next five fiscal years to October 31, 2032	1,575	334	125

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Stock-Based Compensation
HP’s stock-based compensation plans include incentive compensation plans and an employee stock purchase plan.
Stock-Based Compensation Expense and Related Income Tax Benefits for Operations
Stock-based compensation expense and the resulting tax benefits for operations were as follows:

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Stock-based compensation expense	$343	$330	$278
Income tax benefit	(59)	(52)	(48)
Stock-based compensation expense, net of tax	$284	$278	$230
Cash received from option exercises under the HP Inc 2004 Stock Incentive Plan, as amended and restated, and ESPP purchases under the HP Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP”) and HP Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was $53 million in fiscal year 2022, $55 million in fiscal year 2021 and $56 million in fiscal year 2020. The benefit realized for the tax deduction from option exercises in fiscal years 2022, 2021 and 2020 was $4 million, $3 million and $2 million, respectively.
Stock-Based Incentive Compensation Plans
HP’s stock-based incentive compensation plan includes equity plan adopted in 2004, as amended and restated (“principal equity plan”). Stock-based awards granted under the equity plan includes restricted stock awards, stock options and performance-based awards. Employees meeting certain employment qualifications are eligible to receive stock-based awards. The aggregate number of shares of HP’s stock authorized for issuance under the principal equity plan is 626.0 million.
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

	For the fiscal years ended October 31
	2022	2021	2020
Expected volatility(1)	41.6%	41.0%	27.6%
Risk-free interest rate(2)	1.0%	0.2%	1.6%
Expected performance period in years(3)	2.9	2.9	2.9
(1)The expected volatility was estimated using the historical volatility derived from HP’s common stock.
(2)The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.
(3)The expected performance period was estimated based on the length of the remaining performance period from the grant date.

A summary of restricted stock units activity is as follows:

	As of October 31
	2022		2021		2020
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Outstanding at beginning of year	30,197	$23	29,831	$21	29,960	$21
Granted(1)	15,337	$36	15,517	$25	18,109	$20
Vested	(14,168)	$22	(13,374)	$21	(14,929)	$20
Forfeited	(2,678)	$25	(1,777)	$22	(3,309)	$21
Outstanding at end of year	28,688	$30	30,197	$23	29,831	$21
The total grant date fair value of restricted stock units vested in fiscal years 2022, 2021 and 2020 was $314 million, $278 million and $297 million, respectively. As of October 31, 2022, total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units was $394 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Stock-Based Compensation (Continued)

	For the fiscal years ended October 31
	2022	2021	2020
Weighted-average fair value(1)	$11	$6	$3
Expected volatility(2)	34.7%	35.9%	29.8%
Risk-free interest rate(3)	1.5%	1.0%	1.6%
Expected dividend yield(4)	2.7%	3.2%	4.0%
Expected term in years(5)	6.0	5.5	6.0
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

A summary of stock options activity is as follows:

	As of October 31
	2022				2021				2020
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	6,367	$21			5,637	$17			7,093	$16
Granted	1,867	$37			2,691	$24			996	$18
Exercised	(1,364)	$18			(1,843)	$15			(2,213)	$14
Forfeited/cancelled/expired	(775)	$26			(118)	$18			(239)	$19
Outstanding at end of year	6,095	$26	7.2	$34	6,367	$21	7.4	$68	5,637	$17	6.4	$10
Vested and expected to vest	5,903	$25	7.2	$34	6,367	$21	7.4	$68	5,637	$17	6.4	$10
Exercisable	2,749	$18	6.0	$26	2,392	$16	5.3	$34	3,196	$15	4.4	$9
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of fiscal years 2022, 2021 and 2020. The aggregate intrinsic value is the difference between HP’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in fiscal years 2022, 2021 and 2020 was $25 million, $18 million and $12 million, respectively. The total grant date fair value of options vested in fiscal years 2022, 2021 and 2020 was $9 million, $3 million and $3 million, respectively.
As of October 31, 2022, total unrecognized pre-tax stock-based compensation expense related to stock options was $9 million, which is expected to be recognized over a weighted-average vesting period of 1.4 years.
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
Notes to Consolidated Financial Statements (Continued)
Note 5: Stock-Based Compensation (Continued)
Shares Reserved
Shares available for future grant and shares reserved for future issuance under the stock-based incentive compensation plans and the 2021 ESPP were as follows:

	As of October 31
	2022	2021	2020
	In thousands
Shares available for future grant(1)	174,264	170,123	229,334
Shares reserved for future issuance(1)	208,351	205,968	264,110
(1) For year 2020, shares authorized under the 2011 ESPP were included in the shares available for future grant and shares reserved for future issuance.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings
Provision for Taxes
The domestic and foreign components of earnings before taxes were as follows:

	For the fiscal years ended October 31
h	2022	2021	2020
	In millions
U.S.	$1,522	$4,662	$884
Non-U.S.	2,919	2,849	2,347
	$4,441	$7,511	$3,231
The provision for (benefit from) taxes on earnings was as follows:

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
U.S. federal taxes:
Current	$315	$1,118	$(24)
Deferred	27	(458)	(68)
Non-U.S. taxes:
Current	341	420	319
Deferred	500	(197)	164
State taxes:
Current	12	77	23
Deferred	43	48	(27)
	$1,238	$1,008	$387

The differences between the U.S. federal statutory income tax rate and HP’s effective tax rate were as follows:

	For the fiscal years ended October 31
	2022	2021	2020
U.S. federal statutory income tax rate from continuing operations	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.3%	0.9%	1.4%
Impact of foreign earnings including GILTI and FDII, net	(7.6)%	(3.6)%	(6.1)%
Valuation allowances	0.3%	(3.8)%	2.3%
Uncertain tax positions and audit settlements	3.0%	0.8%	(4.1)%
Impact of internal reorganization	9.2%	(1.2)%	—%
Other, net	0.7%	(0.7)%	(2.5)%
	27.9%	13.4%	12.0%

The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include Singapore, Malaysia, and Puerto Rico. HP has elected to treat GILTI inclusions as period costs.
In fiscal year 2022, HP recorded $470 million of net income tax charges related to discrete items in the provision for taxes. This amount included $649 million of tax effects related to internal reorganization, $118 million of uncertain tax position charges, $55 million related to withholding taxes on undistributed foreign earnings, $51 million related to audit settlements in various jurisdictions and $26 million of other net tax charges. These charges were partially offset by income tax benefits of $183 million related to the filing of tax returns in various jurisdictions, $156 million related to changes in valuation allowances, $47 million related to restructuring charges, and $43 million related to Poly acquisition charges. In the fiscal year 2022, HP

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)
recorded excess tax benefits of $33 million associated with stock options, restricted stock units and performance-adjusted restricted stock.
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
As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2029. The gross income tax benefits attributable to these actions and investments were estimated to be $313 million ($0.30 diluted net EPS) in fiscal year 2022, $385 million ($0.32 diluted net EPS) in fiscal year 2021 and $344 million ($0.24 diluted net EPS) in fiscal year 2020.
Uncertain Tax Positions
A reconciliation of unrecognized tax benefits is as follows:

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Balance at beginning of year	$820	$820	$929
Increases:
For current year’s tax positions	36	63	59
For prior years’ tax positions	299	92	71
Decreases:
For prior years’ tax positions	(61)	(92)	(89)
Statute of limitations expirations	(5)	(9)	(2)
Settlements with taxing authorities	(44)	(54)	(148)
Balance at end of year	$1,045	$820	$820

As of October 31, 2022, the amount of gross unrecognized tax benefits was $1,045 million, of which up to $807 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits increased by $225 million for the twelve months ended October 31, 2022. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Statements of Earnings. As of October 31, 2022, 2021 and 2020, HP had accrued $64 million, $70 million and $34 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $38 million within the next 12 months, affecting HP’s effective tax rate if realized.
HP is subject to income tax in the United States and approximately 60 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The IRS is conducting an audit of HP’s 2018 and 2019 income tax returns.
With respect to major state and foreign tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 2002. No material tax deficiencies have been assessed in major state or foreign tax jurisdictions related to ongoing audits as of October 31, 2022.

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
HP has not provided for U.S. federal income and foreign withholding taxes on $5.1 billion of undistributed earnings from non-U.S. operations as of October 31, 2022 because HP intends to reinvest such earnings indefinitely outside of the United States. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
Deferred Income Taxes

The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31
	2022	2021
	In millions
Deferred tax assets:
Loss and credit carryforwards	$7,601	$7,630
Intercompany transactions—excluding inventory	799	791
Fixed assets	118	136
Warranty	170	207
Employee and retiree benefits	124	287
Deferred revenue	221	192
Capitalized research and development	654	454
Intangible assets	—	474
Operating lease liabilities	238	227
Investment in partnership	70	95
Cash flow hedges	—	8
Other	353	444
Gross deferred tax assets	10,348	10,945
Valuation allowances	(7,592)	(7,749)
Total deferred tax assets	2,756	3,196

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(75)	(42)
Right-of-use assets from operating leases	(227)	(215)
Intangible assets	(261)	—
Cash flow hedges	(155)	—
Other	—	(79)
Total deferred tax liabilities	(718)	(336)
Net deferred tax assets	$2,038	$2,860

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)
Deferred tax assets and liabilities included in the Consolidated Balance Sheets as follows:

	As of October 31
	2022	2021
	In millions
Deferred tax assets	$2,159	$2,917
Deferred tax liabilities	(121)	(57)
Total	$2,038	$2,860

 As of October 31, 2022, HP had recorded deferred tax assets for net operating loss (“NOL”) carryforwards as follows:

	Gross NOLs	Deferred Taxes on NOLs	Valuation allowance	Initial Year of Expiration
	In millions
Federal	$291	$63	$(11)	2023
State	2,680	178	(71)	2023
Foreign	25,948	7,213	(7,113)	2033
Balance at end of year	$28,919	$7,454	$(7,195)

As of October 31, 2022, HP had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
Tax credits in state and foreign jurisdictions	$312	$(55)	2023
U.S. R&D and other credits	11	—	2031
Balance at end of year	$323	$(55)

Deferred Tax Asset Valuation Allowance

The deferred tax asset valuation allowance and changes were as follows:

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Balance at beginning of year	$7,749	$7,976	$7,930
Income tax (benefit) expense	(274)	(193)	74
Goodwill, other comprehensive loss (income), currency translation and charges to other accounts	117	(34)	(28)
Balance at end of year	$7,592	$7,749	$7,976

Gross deferred tax assets as of October 31, 2022, 2021, and 2020 were reduced by valuation allowances of $7.6 billion, $7.7 billion and $8.0 billion, respectively. In fiscal year 2022, the deferred tax asset valuation allowance decreased by $157 million primarily due to foreign net operating losses, U.S. deferred tax assets that are anticipated to be realized at a lower effective rate than the federal statutory tax rate, and the impact of the acquisition of Poly on the company’s deferred tax assets. In fiscal year 2021, the deferred tax asset valuation allowance decreased by $227 million primarily due to foreign net operating losses and U.S. deferred tax assets that are anticipated to be realized at a lower effective rate due to certain future U.S. international tax reform implications. In fiscal year 2020, the deferred tax asset valuation allowance increased by $46 million primarily associated with foreign net operating losses and U.S. deferred tax assets that are anticipated to be realized at a lower effective rate than the federal statutory tax rate due to certain future U.S. international tax reform implications.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7: Supplementary Financial Information
Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Balance at beginning of period	$111	$122	$111
Current-period allowance for credit losses	7	5	62
Deductions, net of recoveries	(11)	(16)	(51)
Balance at end of period	$107	$111	$122
HP utilizes certain third-party arrangements in the normal course of business as part of HPs cash and liquidity management and also to provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognised from the Consolidated Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability on the Consolidated Balance Sheets. The recourse obligations as of October 31, 2022 and 2021, and the costs associated with the sales of trade receivables for fiscal year 2022, 2021 and 2020 were not material.
The following is a summary of the activity under these arrangements:

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Balance at beginning of year (1)	$131	$188	$235
Trade receivables sold	12,028	11,976	10,474
Cash receipts	(11,942)	(12,035)	(10,526)
Foreign currency and other	(32)	2	5
Balance at end of year (1)	$185	$131	$188
(1) Amounts outstanding from third parties reported in Accounts Receivable in the Consolidated Balance Sheets.
Inventory

	As of October 31
	2022	2021
	In millions
Finished goods	$4,885	$4,532
Purchased parts and fabricated assemblies	2,710	3,398
	$7,595	$7,930

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)
Other Current Assets

	As of October 31
	2022	2021
	In millions
Prepaid and other current assets	$2,170	$1,092
Supplier and other receivables	1,377	2,333
Value-added taxes receivable	968	1,005
	$4,515	$4,430

Property, Plant and Equipment, Net

	As of October 31
	2022	2021
	In millions
Land, buildings and leasehold improvements	$2,255	$2,166
Machinery and equipment, including equipment held for lease	5,337	5,307
	7,592	7,473
Accumulated depreciation	(4,818)	(4,927)
	$2,774	$2,546
 Depreciation expense was $542 million, $627 million and $673 million in fiscal years 2022, 2021 and 2020, respectively.
Other Non-Current Assets

	As of October 31
	2022	2021
	In millions
Deferred tax assets(1)	$2,159	$2,917
Intangible assets(2)	1,933	784
Right-of-use assets(3)	1,236	1,192
Deposits and prepaid	588	734
Prepaid pension asset(4)	565	766
Other	990	698
	$7,471	$7,091

(1)See Note 6, “Taxes on Earnings” for detailed information.
(2)See Note 8, “Goodwill and Intangible Assets” for detailed information.
(3)See Note 17, “Leases” for detailed information.
(4)See Note 4, “Retirement and Post-Retirement Benefit Plans” for detailed information.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)
Other Current Liabilities

	As of October 31
	2022	2021
	In millions
Sales and marketing programs	$2,967	$3,179
Deferred revenue	1,393	1,277
Other accrued taxes	1,064	1,227
Employee compensation and benefit	954	1,627
Warranty	619	731
Operating lease liabilities(1)	405	350
Tax liability	286	296
Other	2,963	3,228
	$10,651	$11,915
(1)See Note 17, “Leases” for detailed information.

Other Non-Current Liabilities

	As of October 31
	2022	2021
	In millions
Deferred revenue	$1,171	$1,099
Tax liability	931	830
Operating lease liabilities(1)	875	936
Pension, post-retirement, and post-employment liabilities(2)	600	1,041
Deferred tax liability	121	57
Other	858	815
	$4,556	$4,778
(1)See Note 17, “Leases” for detailed information.
(2)See Note 4, “Retirement and Post-Retirement Benefit Plans” for detailed information.
Russia exit charges
    For fiscal 2022, HP recognized charges of $23 million towards severance, cancellation of contracts, inventory write-downs and other one-time exit charges related to our decision to wind down our operations in Russia.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)
Interest and other, net

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Oracle litigation proceeds(1)	$—	$2,304	$—
Non-operating retirement-related credits	144	160	240
Interest expense on borrowings	(359)	(254)	(239)
Defined benefit plan settlement gains (charges)	—	37	(214)
Loss on extinguishment of debt	—	(16)	(40)
Tax indemnifications	(1)	—	1
Other, net	(19)	(22)	21
	$(235)	$2,209	$(231)
(1)See Note 1, “Summary of Significant Accounting Policies” for detailed information.
Net Revenue by Region

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Americas	$26,600	$27,518	$24,414
Europe, Middle East and Africa	21,317	22,216	19,624
Asia-Pacific and Japan	15,066	13,753	12,601
Total net revenue	$62,983	$63,487	$56,639

Value of Remaining Performance Obligations
As of October 31, 2022, the estimated value of transaction price allocated to remaining performance obligations was $3.6 billion. HP expects to recognize approximately $1.7 billion of the unearned amount in next 12 months and $1.9 billion thereafter.
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
Costs of Obtaining Contracts and Fulfillment Cost
As of October 31, 2022, deferred contract fulfillment and acquisition costs balances were $34 million and $34 million, respectively, included in Other Current Assets and Other Non-Current Assets in the Consolidated Balance Sheets. During the fiscal year ended October 31, 2022, the Company amortized $129 million of these costs.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)
Contract Liabilities
As of October 31, 2022 and 2021, HP’s contract liabilities balances were $2.5 billion and $2.3 billion, respectively, included in Other Current Liabilities and Other Non-Current Liabilities in the Consolidated Balance Sheets.
The increase in the contract liabilities balance for the fiscal year 2022 was primarily driven by sales of fixed-price support and maintenance services and the Poly acquisition, partially offset by $1.1 billion of revenue recognized that were included in the contract liabilities balance as of October 31, 2021.
As of October 31, 2021 and 2020, HP’s contract liabilities balances were $2.3 billion and $2.2 billion, respectively, included in Other Current Liabilities and Other Non-Current Liabilities in the Consolidated Balance Sheets.
The increase in the contract liabilities balance for the fiscal year 2021 was primarily driven by sales of fixed-price support and maintenance services, partially offset by $1.1 billion of revenue recognized that were included in the contract liabilities balance as of October 31, 2020.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8: Goodwill and Intangible Assets
Goodwill allocated to HP’s reportable segments and changes in the carrying amount of goodwill were as follows:

	Personal Systems	Printing	Corporate Investments	Total
	In millions
Balance at October 31, 2020(1)	$2,621	$3,759	$—	$6,380
Acquisitions/adjustments	284	14	102	400
Foreign currency translation	—	23	—	23
Balance at October 31, 2021(1)	2,905	3,796	102	6,803
Acquisitions/adjustments	1,790	—	16	1,806
Foreign currency translation	—	(68)	—	(68)
Balance at October 31, 2022(1)	$4,695	$3,728	$118	$8,541
(1)Goodwill is net of accumulated impairment losses of $0.8 billion related to Corporate Investments.
Goodwill is tested for impairment at the reporting unit level. As of October 31, 2022, our reporting units are consistent with the reportable segments identified in Note 2, “Segment Information”. There were no goodwill impairments in fiscal years 2022, 2021 and 2020. Personal Systems had a negative carrying amount of net assets as of October 31, 2022, 2021 and 2020 primarily as a result of a favorable cash conversion cycle.
Intangible Assets
HP’s acquired intangible assets were composed of:

	As of October 31, 2022			As of October 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$815	$283	$532	$526	$212	$314
Technology and patents	1,763	551	1,212	814	425	389
Trade name and trademarks	214	25	189	95	14	81
Total intangible assets	$2,792	$859	$1,933	$1,435	$651	$784
For the fiscal year 2022, the increase in gross intangible assets was primarily due to intangible assets resulting from recent acquisitions. See Note 18, “Acquisitions” for detailed information.
The weighted-average useful lives of intangible assets acquired during the period are as follows:

Weighted-Average Useful Life (in years)
Customer contracts and customer lists	13
Technology and patents	7
Trade name and trademarks	5

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 8: Goodwill and Intangible Assets (Continued)

As of October 31, 2022, estimated future amortization expense related to intangible assets was as follows:

Fiscal year	In millions
2023	$351
2024	318
2025	248
2026	239
2027	234
Thereafter	543
Total	$1,933

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 9: Fair Value (Continued)
The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2022				As of October 31, 2021
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents
Corporate debt	$—	$904	$—	$904	$—	$1,112	$—	$1,112
Government debt(1)	1,289	—	—	1,289	1,931	—	—	1,931
Available-for-Sale Investments
Financial institution instruments	—	5	—	5	—	5	—	5
Marketable equity securities and mutual funds	17	41	—	58	15	56	—	71
Derivative Instruments
Foreign currency contracts	—	1,088	—	1,088	—	277	—	277
Other derivatives	—	2	—	2	—	5	—	5
Total assets	$1,306	$2,040	$—	$3,346	$1,946	$1,455	$—	$3,401
Liabilities:
Derivative Instruments
Interest rate contracts	$—	$78	$—	$78	$—	$24	$—	$24
Foreign currency contracts	—	295	—	295	—	203	—	203
Other derivatives	—	1	—	1	—	—	—	—
Total liabilities	$—	$374	$—	$374	$—	$227	$—	$227
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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $9.6 billion as compared to its carrying amount of $11.0 billion at October 31, 2022. The fair value of HP’s short- and long-term debt was $8.0 billion as compared to its carrying value of $7.5 billion at October 31, 2021. If measured at fair value in the Consolidated Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of October 31, 2022				As of October 31, 2021
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$904	$—	$—	$904	$1,112	$—	$—	$1,112
Government debt	1,289	—	—	1,289	1,931	—	—	1,931
Total cash equivalents	2,193	—	—	2,193	3,043	—	—	3,043
Available-for-Sale Investments:
Financial institution instruments	5	—	—	5	5	—	—	5
Marketable equity securities and mutual funds	50	8	—	58	42	29	—	71
Total available-for-sale investments	55	8	—	63	47	29	—	76
Total cash equivalents and available-for-sale investments	$2,248	$8	$—	$2,256	$3,090	$29	$—	$3,119
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2022 and 2021, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $46 million in fiscal year 2022, $31 million in fiscal year 2021, and $40 million in fiscal year 2020. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2022
	Amortized Cost	Fair Value
	In millions
Due in one year	$17	$17

Non-marketable equity securities in privately held companies are included in Other non-current assets in the Consolidated Balance Sheets. These amounted to $110 million and $59 million as of October 31, 2022 and 2021, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded in the fiscal year 2022.
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
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The Company includes gross collateral posted and received in other current assets and other current liabilities in the Consolidated Balance Sheets, respectively. The fair value of derivatives with credit contingent features in a net liability position was $82 million and $64 million as of October 31, 2022 and 2021, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of October 31, 2022 and 2021.
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
During the fiscal year 2022, a series of forward starting swaps, which were executed with a total notional amount of $1.75 billion along with already existing forward starting swaps with a total notional amount of $1.5 billion, were settled upon the issuance of the senior unsecured notes, resulting in a gain of $79 million recognized in Accumulated other comprehensive income (loss). The gain will be reclassified to Interest and other, net, in the Consolidated Statements of Earnings over a portion of the life of the related debt.
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
During fiscal 2022 and 2021, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Balance Sheets were as follows:

	As of October 31, 2022					As of October 31, 2021
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$—	$—	$78	$750	$—	$—	$—	$16
Cash flow hedges:
Foreign currency contracts	16,014	820	256	206	72	17,137	198	69	148	42
Interest rate contracts	—	—	—	—	—	1,500	—	—	—	8
Total derivatives designated as hedging instruments	16,764	820	256	206	150	19,387	198	69	148	66
Derivatives not designated as hedging instruments
Foreign currency contracts	4,554	12	—	17	—	6,293	10	—	13	—
Other derivatives	122	2	—	1	—	103	5	—	—	—
Total derivatives not designated as hedging instruments	4,676	14	—	18	—	6,396	15	—	13	—
Total derivatives	$21,440	$834	$256	$224	$150	$25,783	$213	$69	$161	$66

Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of October 31, 2022 and 2021, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Derivatives	Financial Collateral		Net Amount
	In millions
As of October 31, 2022
Derivative assets	$1,090	$—	$1,090	$290	$616	(1)	$184
Derivative liabilities	$374	$—	$374	$290	$86	(2)	$(2)
As of October 31, 2021
Derivative assets	$282	$—	$282	$160	$65	(1)	$57
Derivative liabilities	$227	$—	$227	$160	$64	(2)	$3
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

Derivative Instrument	Hedged Item	Location	For the fiscal years ended October 31	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Interest rate contracts	Fixed-rate debt	Interest and other, net	2022	$(235)	$(62)	$62
			2021	$2,209	$(17)	$17
			2020	$(231)	$6	$(6)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive income (loss) was as follows:

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Gain/(loss) recognized in Accumulated other comprehensive income (loss) on derivatives:
Foreign currency contracts	$1,456	$(117)	$(197)
Interest rate contracts	$85	$(15)	$(4)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Total amounts of income/ (expense) line items in the statement of financial performance in which the effects of cash flow hedges are recorded			Gain/ (loss) reclassified from Accumulated other comprehensive loss into earnings
	For the fiscal years ended October 31			For the fiscal years ended October 31
	2022	2021	2020	2022	2021	2020
	In millions			In millions
Net revenue	$62,983	$63,487	$56,639	$877	$(214)	$108
Cost of revenue	(50,648)	(50,070)	(46,202)	(101)	(30)	(25)
Operating expenses	(7,659)	(8,115)	(6,975)	(1)	1	2
Interest and other, net	(235)	2,209	(231)	4	—	—
Total				$779	$(243)	$85
As of October 31, 2022, HP expects to reclassify an estimated accumulated other comprehensive gain of approximately $453 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive income (loss) based on the change of market rate, and therefore could have different impact on earnings.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Statements of Earnings for fiscal years 2022, 2021 and 2020 was as follows:

	Gain/(loss) recognized in earnings on derivative instrument
	Location	2022	2021	2020
		In millions
Foreign currency contracts	Interest and other, net	$41	$(65)	$40
Other derivatives	Interest and other, net	(4)	8	(9)
Total		$37	$(57)	$31

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11: Borrowings

Notes Payable and Short-Term Borrowings

	As of October 31
	2022		2021
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Commercial paper	$—	—%	$400	0.2%
Current portion of long-term debt	165	5.4%	672	3.8%
Notes payable to banks, lines of credit and other	53	0.6%	34	1.2%
	$218		$1,106
Long-Term Debt

	As of October 31
	2022	2021
	In millions
U.S. Dollar Global Notes(1)
$500 issued at discount to par at a price of 99.771% at 4.05%, due September 2022	$—	$499
$1,200 issued at discount to par at a price of 99.863% at 6.0%, due September 2041	1,199	1,199
$1,150 issued at discount to par at a price of 99.769% at 2.2%, due June 2025	1,149	1,148
$1,000 issued at discount to par at a price of 99.718% at 3.0%, due June 2027	997	997
$850 issued at discount to par at a price of 99.790% at 3.4%, due June 2030	848	848
$1,000 issued at discount to par at a price of 99.808% at 1.45%, due June 2026	999	999
$1,000 issued at discount to par at a price of 99.573% at 2.65%, due June 2031(2)	996	996
$1,000 issued at discount to par at a price of 99.767% at 4.00%, due April 2029	999	—
$1,000 issued at discount to par at a price of 99.966% at 4.20%, due April 2032	1,000	—
$900 issued at discount to par at a price of 99.841% at 4.75%, due January 2028	899	—
$1,100 issued at discount to par at a price of 99.725% at 5.50%, due January 2033	1,097	—
$500 issued at par at a price of 100% at 4.75%, due March 2029(3)	500	—
	10,683	6,686
Other borrowings at 0.51%-9.00%, due in fiscal years 2023-2029	436	439
Fair value adjustment related to hedged debt	(78)	(16)
Unamortized debt issuance cost	(80)	(51)
Current portion of long-term debt	(165)	(672)
Total long-term debt	$10,796	$6,386
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
(3)Includes approximately $9 million of senior notes issued by Poly, not exchanged under Poly Exchange Offer.
In June 2022, HP completed its offering of $2.0 billion aggregate principal amount of senior unsecured notes, consisting of $0.9 billion of 4.75% notes due January 2028 and $1.1 billion of 5.50% notes due January 2033. HP incurred issuance costs of $17 million. HP will pay interest semi-annually on each series of the notes on January 15 and July 15, beginning January 15, 2023. In June 2022, HP terminated a series of forward starting swap agreements with notional amounts totaling $1.75 billion that were executed to mitigate the treasury rate volatility associated with this debt issuance. HP used the net proceeds from the offering, together with other available funds, to fund the purchase price of the acquisition of Poly, repay Poly’s existing term loan, and pay any related fees and expenses.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Borrowings (Continued)

In March 2022, HP completed its offering of $2.0 billion aggregate principal amount of senior unsecured notes, consisting of $1.0 billion of 4.00% notes due April 2029 and $1.0 billion of 4.20% notes due April 2032. HP incurred issuance costs of $17 million. HP will pay interest semi-annually on each series of the notes on April 15 and October 15, beginning October 15, 2022. HP terminated a series of forward starting swap agreements with notional amounts totaling $1.5 billion that were executed to mitigate the treasury rate volatility associated with this debt issuance. HP used the net proceeds from the offering of the notes for general corporate purposes, which may include, without limitation, repayment and refinancing of debt, funding of acquisition opportunities, working capital, capital expenditures, and share repurchases.
As disclosed in Note 10, “Financial Instruments”, HP uses interest rate swaps to mitigate some of the exposure of its debt portfolio to changes in fair value resulting from changes in benchmark interest rates. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.
As of October 31, 2022, aggregate future maturities of debt at face value (excluding unamortized debt issuance cost of $80 million, discounts on debt issuance of $17 million, and fair value adjustment related to hedged debt of $78 million), including other borrowings were as follows:

Fiscal year	In millions
2023	$218
2024	123
2025	1,239
2026	1,048
2027	1,009
Thereafter	7,553
Total	$11,190
Poly Exchange Offer
On September 1, 2022, we consummated our offer (the “Exchange Offer”) to exchange approximately $0.5 billion of outstanding notes issued by Poly (the “Poly Notes”) for new notes issued by us with the same interest rate, interest payment dates, maturity date and redemption terms as the exchanged Poly Notes. The portion not exchanged, approximately $9 million, remains outstanding. Because the debt instruments are not substantially different, the exchange was treated as a debt modification for accounting purposes resulting in a portion of the unamortized fair value adjustment of HP senior notes.
On November 17, 2022, HP consummated its post-acquisition change of control repurchase offer for the new notes issued by HP, and an aggregate amount of $498 million in repurchase price was paid in connection therewith.
Commercial Paper
As of October 31, 2022, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.
Credit Facility
As of October 31, 2022, HP maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility, which HP entered into on May 26, 2021. Commitments under the revolving credit facility will be available until May 26, 2026. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
On August 23, 2022, HP entered into an amendment to the credit agreement governing the revolving credit facility, pursuant to which the credit agreement has been amended to provide for interest rates at Term SOFR instead of LIBOR.
As of October 31, 2022, HP was in compliance with the covenants in the credit agreement governing the revolving credit facility.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Borrowings (Continued)

Available Borrowing Resources
As of October 31, 2022, HP had available borrowing resources of $937 million from uncommitted lines of credit in addition to the revolving credit facility.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. In fiscal year 2022, HP executed share repurchases of 124 million shares and settled total shares for $4.3 billion. In fiscal year 2021, HP executed share repurchases of 224 million shares and settled total shares for $6.3 billion. In fiscal year 2020, HP executed share repurchases of 168 million shares and settled total shares for $3.1 billion. Share repurchases executed during fiscal years 2021, and 2020 included 1.6 million shares, and 2.3 million shares settled in November 2021, and 2020, respectively.
The shares repurchased in fiscal years 2022, 2021 and 2020 were all open market repurchase transactions. On February 22, 2020, HP’s Board of Directors increased HP’s share repurchase authorization to $15.0 billion in total. As of October 31, 2022, HP had approximately $2.1 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
Taxes related to Other Comprehensive Income (Loss)

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax benefit (provision) on unrealized (losses) gains arising during the period	$2	$(1)	$—

Tax effect on change in unrealized components of cash flow hedges:
Tax (provision) benefit on unrealized gains (losses) arising during the period	(328)	(9)	20
Tax provision (benefit) on (gains) losses reclassified into earnings	195	(17)	28
	(133)	(26)	48
Tax effect on change in unrealized components of defined benefit plans:
Tax (provision) benefit on gains (losses) arising during the period	11	(177)	11
Tax benefit on amortization of actuarial loss and prior service benefit	(6)	(17)	(19)
Tax (provision) benefit on curtailments, settlements and other	(1)	9	(41)
	4	(185)	(49)
Tax effect on change in cumulative translation adjustment	3	(1)	2
Tax (provision) benefit on other comprehensive income (loss)	$(124)	$(213)	$1

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 12: Stockholders’ Deficit (Continued)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	For the year ended October 31
	2022	2021	2020
	In millions
Other comprehensive income (loss), net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized (losses) gains arising during the period	$(9)	$4	$2

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	1,213	(141)	(181)
(Gains) losses reclassified into earnings	(584)	226	(57)
	629	85	(238)
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	15	831	(18)
Amortization of actuarial loss and prior service benefit(1)	14	63	64
Curtailments, settlements and other	(1)	(27)	174
	28	867	220
Change in cumulative translation adjustment	(75)	27	(2)
Other comprehensive income (loss), net of taxes	$573	$983	$(18)
(1)These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.
The components of Accumulated other comprehensive income (loss), net of taxes as of October 31, 2022 and changes during fiscal year 2022 were as follows:

	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$15	$19	$(323)	$29	$(260)
Other comprehensive (losses) gains before reclassifications	(9)	1,213	15	(75)	1,144
Reclassifications of losses into earnings	—	(584)	14	—	(570)
Reclassifications of curtailments, settlements and other into earnings	—	—	(1)	—	(1)
Balance at end of period	$6	$648	$(295)	$(46)	$313

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	For the fiscal years ended October 31
	2022	2021	2020
	In millions, except per share amounts
Numerator:
Net earnings	$3,203	$6,503	$2,844
Denominator:
Weighted-average shares used to compute basic net EPS	1,038	1,208	1,413
Dilutive effect of employee stock plans	12	12	7
Weighted-average shares used to compute diluted net EPS	1,050	1,220	1,420
Net earnings per share:
Basic	$3.09	$5.38	$2.01
Diluted	$3.05	$5.33	$2.00
Anti-dilutive weighted-average stock-based compensation awards(1)	4	2	13

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 14: Litigation and Contingencies
 HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of October 31, 2022, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement entered into with Hewlett Packard Enterprise, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise (“HPE”) alleging the defendants violated federal and state law by terminating older workers and replacing them with younger workers. In their most recent complaint, plaintiffs seek to represent (1) a putative nationwide federal Age Discrimination in Employment Act (ADEA) collective comprised of all former HP Inc. employees 40 years of age and older who had their employment terminated under a WFR plan in or after 2014 or 2015, depending on state law; and (2) a putative Rule 23 class under California law comprised of all former HP Inc. employees 40 years of age and older who had their employment terminated in California under a WFR plan in or after 2012. Excluded from the putative collective and class are employees who (a) signed a Waiver and General Release Agreement at termination, or (b) signed an Agreement to Arbitrate Claims. Similar claims are pending against HPE. Because the court granted plaintiffs’ motion for preliminary certification of the putative nationwide ADEA collectives, a third-party administrator notified eligible former employees of their right to opt into the ADEA collective. This opt-in period closed on February 15, 2022. Plaintiffs seek monetary damages, punitive damages, and other relief.
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
In re HP Inc. Securities Litigation (Electrical Workers Pension Fund, Local 103, I.B.E.W. v. HP Inc., et al.). On February 19, 2020, Electrical Workers Pension Fund, Local 103, I.B.E.W. filed a putative class action complaint against HP, Dion Weisler, Catherine Lesjak, and Steven Fieler in U.S. District Court in the Northern District of California. The court appointed the State of Rhode Island, Office of the General Treasurer, on behalf of the Employees’ Retirement System of Rhode Island and Iron Workers Local 580 Joint Funds as Lead Plaintiffs. Lead Plaintiffs filed an amended complaint, which additionally named as defendants Enrique Lores and Christoph Schell. HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted HP’s motion to dismiss and granted plaintiffs leave to amend the complaint. Plaintiffs’ second amended complaint, which no longer names Christoph Schell as a defendant, alleges, among other things, that from February 23, 2017 to October 3, 2019, HP and the named officers violated Sections 10(b) and 20(a) of the Exchange Act by making false or misleading statements about HP’s printing supplies business. It further alleges that Dion Weisler and Enrique Lores violated Sections 10(b) and 20A of the Exchange Act by allegedly selling shares of HP common stock during this period while in possession of material, non-public adverse information about HP’s printing supplies business. Plaintiffs seek compensatory damages and other relief. HP and the named officers filed a motion to dismiss the second amended complaint for failure to state a claim upon which relief can be granted. On September 15, 2021, the court granted HP’s motion. Plaintiffs appealed the decision. An appellate hearing scheduled for December 5, 2022 was cancelled as the parties have reached a settlement in principle.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 15: Guarantees, Indemnifications and Warranties (Continued)
HP’s aggregate product warranty liabilities and changes were as follows:

	For the fiscal years ended October 31
	2022	2021
	In millions
Balance at beginning of year	$959	$993
Accruals for warranties issued	948	1,003
Adjustments related to pre-existing warranties (including changes in estimates)	(43)	28
Settlements made (in cash or in kind)	(988)	(1,065)
Balance at end of year	$876	$959

Note 16: Commitments
Unconditional Purchase Obligations
As of October 31, 2022, HP had unconditional purchase obligations of $3.3 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancellable without penalty.
As of October 31, 2022, unconditional purchase obligations were as follows:

Fiscal year	In millions
2023	$1,854
2024	1,254
2025	101
2026	22
2027	20
Thereafter	11
Total	$3,262

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 17: Leases
HP determines, at lease inception, whether or not an arrangement contains a lease. A significant portion of the operating lease portfolio includes real estate leases. Additionally, HP has identified embedded operating leases within certain outsourced supply chain contracts. Leasing arrangements typically range in terms from 1 to 11 years with varying renewal and termination options. Substantially all of HP’s leases are considered operating leases. Finance leases, short-term leases and sub-lease income were not material as of October 31, 2022 and 2021 or for the fiscal years ended October 31, 2022 and 2021, respectively.
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
HP reviews the impairment of the ROU assets consistent with the approach applied for other long-lived assets.
The components of lease expense are as follows:

	For the fiscal years ended October 31
	2022	2021
	In millions
Operating lease cost	$233	$235
Variable cost	99	101
Total lease expense	$332	$336
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
The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash ‘payments made from variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	For the fiscal years ended October 31
	2022	2021
	In millions
Cash paid for amount included in the measurement of lease liabilities	$233	$238
Right-of-use assets obtained in exchange of lease liabilities(1)	$363	$385
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 17: Leases (Continued)

Weighted-average information associated with the measurement of our remaining operating lease liabilities is as follows:

	As of October 31
	2022	2021
Weighted-average remaining lease term in years	5	5
Weighted-average discount rate	5.2%	3.4%
The following maturity analysis presents expected undiscounted cash outflows for operating leases on an annual basis for the next five years:

Fiscal year	In millions
2023	$443
2024	337
2025	223
2026	123
2027	101
Thereafter	172
Total lease payments	1,399
Less: Imputed interest	119
Total lease liabilities	$1,280
There were no material operating leases that HP had entered into and that were yet to commence as of October 31, 2022.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Acquisitions
Acquisitions in fiscal 2022
In fiscal 2022, HP completed two acquisitions. HP estimated the preliminary fair values of net tangible and intangible assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The preliminary fair values of net tangible assets and intangible assets acquired were based on preliminary valuations performed by third-party valuation specialists, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, certain legal matters, income and non-income based taxes and residual goodwill. We expect to continue to obtain information to assist us in determining the fair values of the net assets acquired during the measurement period.
Pro forma results of operations for these acquisitions have not been presented because they are not material to HP’s consolidated results of operations, either individually or in the aggregate. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.
The following table presents the aggregate estimated fair values of the assets acquired and liabilities assumed, including those items that are still preliminary allocations, for the acquisitions in fiscal 2022:

In millions
Goodwill	$1,766
Amortizable intangible assets	1,429
Net assets acquired	(337)
Total fair value of consideration	$2,858
Acquisition of Poly
In fiscal 2022, HP completed the acquisition of Poly, a leading global provider of workplace collaboration solutions at a total enterprise value of $3.3 billion, inclusive of the Exchange Offer. The purchase consideration of $2.8 billion included payment to shareholders in an all-cash transaction for $40 per share, amounting to $1.8 billion and repayment of Poly’s existing term loan of $1.0 billion. Poly's results of operations are included within the Personal Systems segment. The financial results of Poly are included in our Consolidated Financial Statements for the year ended October 31, 2022, from the date of the acquisition.
On September 1, 2022, HP consummated its offer to exchange approximately $0.5 billion of outstanding notes issued by Poly for new notes issued by HP with the same interest rate, interest payment dates, maturity date and redemption terms as the exchanged Poly Notes. See Note 11, “Borrowings” for detailed information.
Of the total consideration, $109 million related to cash settlement of restricted stock units and performance-based restricted stock units was allocated to the purchase consideration, and $81 million was expensed immediately. In addition, HP assumed unvested restricted stock units and performance-based restricted stock units (“assumed awards”) with a preliminary estimated fair value of $47 million allocated to future services to be expensed over the remaining service periods on a straight-line basis, of which $4 million was attributed to purchase consideration. For the year ended October 31, 2022, HP recorded stock-based compensation expense of $3 million related to these assumed awards.
Acquisitions in fiscal 2021
In fiscal 2021, HP completed four acquisitions. The estimated fair value of the assets acquired and liabilities assumed at the acquisition date for all four acquisitions, as set forth in the table below.
Pro forma results of operations for these acquisitions have not been presented because they were not material to HP’s consolidated results of operations, either individually or in the aggregate. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table presents the aggregate estimated fair values of the assets acquired and liabilities assumed for all of HP's acquisitions in fiscal 2021:

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following information is included in HP’s Proxy Statement related to its 2023 Annual Meeting of Stockholders to be filed within 120 days after HP’s fiscal year end of October 31, 2022 (the “Proxy Statement”) and is incorporated herein by reference:
•Information regarding directors of HP who are standing for reelection and any persons nominated to become directors of HP is set forth under “Corporate Governance and Board of Directors—Board Proposal No. 1 Election of Directors.”
•Information regarding HP’s Audit Committee and designated “audit committee financial experts” is set forth under “Corporate Governance and Board of Directors—Board Proposal No. 1 Election of Directors—How We Are Organized—Audit Committee.”
•Information on HP’s code of business conduct and ethics for directors, officers and employees, also known as “Integrity at HP”, is set forth in the section entitled “Code of Conduct” under “Corporate Governance and Board of Directors—Board Proposal No. 1 Election of Directors and information on HP’s Corporate Governance Guidelines is set forth in the sections entitled “How We Are Selected” and “Director Independence” under “Corporate Governance and Board of Directors—Board Proposal No. 1 Election of Directors.”
ITEM 11. Executive Compensation.
The following information is included in the Proxy Statement and is incorporated herein by reference:
•Information regarding HP’s compensation of its named executive officers is set forth under “Executive Compensation.”
•Information regarding HP’s compensation of its directors is set forth under “Corporate Governance and Board of Directors—Board Proposal No. 1 Election of Directors—How We Are Compensated.”
•The report of HP’s HR and Compensation Committee is set forth under “Executive Compensation—Board Proposal No. 3 Advisory Vote to Approve Executive Compensation—HR and Compensation Committee Report on Executive Compensation.”
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
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The following information is included in the Proxy Statement and is incorporated herein by reference:
•Information regarding transactions with related persons is set forth under “Corporate Governance and Board of Directors—Board Proposal No. 1 Election of Directors—Related-Person Transactions Policies and Procedures.”
•Information regarding director independence is set forth in the section entitled “Director Independence” under “Corporate Governance and Board of Directors—Board Proposal No. 1 Election of Directors.”

ITEM 14. Principal Accounting Fees and Services.
Information regarding principal accounting fees and services is set forth under “Audit Matters—Board Proposal No. 2 Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

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
3.Exhibits:

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(c)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	February 13, 2019
3(f)	Certificate of Designations of Series A Junior Participating Preferred Stock of HP Inc.	8-K	001-04423	3.1	February 20, 2020
4(a)	Form of Senior Indenture	S-3	333-215116	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-215116	4.2	December 15, 2016
4(c)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(d)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(e)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012
4(f)	Specimen certificate for the Registrant’s common stock.	8-A/A	001-04423	4.1	June 23, 2006
4(g)	First Supplemental Indenture, dated as of March 26, 2018, to the Indenture, dated as of June 1, 2000, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04423	4(j)	June 5, 2018
4(h)	Description of HP Inc.’s securities.	10-K	001-04423	4(j)	December 12, 2019
4(i)	Indenture, dated as of June 17, 2020, between HP Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-04423	4.1	June 17, 2020
4(j)	Form of 2.200% notes due 2025 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.5	June 17, 2020
4(k)	Form of 3.000% notes due 2027 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.5	June 17, 2020
4(l)	Form of 3.400% notes due 2030 and related Officers’ Certificate.	8-K	001-04423	4.4 and 4.5	June 17, 2020
4(m)	First Supplemental Indenture, dated as of June 16, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-04423	4.2	June 21, 2021
4(n)	Registration Rights Agreement, dated as of June 16, 2021, by and among the Registrant and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers of the Notes.	8-K	001-04423	4.3	June 21, 2021
4(o)	Form of 4.000% notes due 2029 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.4	March 31, 2022
4(p)	Form of 4.200% notes due 2032 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	March 31, 2022
4(q)	Form of 4.750% notes due 2028 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.4	June 21, 2022
4(r)	Form of 5.500% notes due 2033 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	June 21, 2022
4(s)	Second Supplemental Indenture, dated as of September 1, 2022, between HP Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-04423	4.2	September 7, 2022

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(e)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(f)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(g)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(h)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(i)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(j)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(k)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(1)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(m)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(n)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(q)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(r)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(e)(e)(e)	March 11, 2015
10(s)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(t)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(u)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(v)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(w)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2017.*	10-K/A	001-04423	10(n)(n)	December 15, 2017
10(y)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective February 28, 2020.*	10-Q	001-04423	10(p)(p)	March 5, 2020
10(z)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(a)(a)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(b)(b)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(c)(c)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(d)(d)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(e)(e)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(f)(f)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(g)(g)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(h)(h)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(i)(i)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(h)(h)(h)	December 13, 2018
10(j)(j)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2018).*	10-Q	001-04423	10(j)(j)(j)	March 5, 2019
10(k)(k)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018).*	10-Q	001-04423	10(k)(k)(k)	March 5, 2019
10(l)(l)	Form of Grant Agreement for grants of restricted stock units (for use from July 1, 2019).*	10-Q	001-04423	10(l)(l)(l)	August 29, 2019
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(m)(m)(m)	December 12, 2019
10(n)(n)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(n)(n)(n)	December 12, 2019

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)(o)	Form of Grant Agreement for grants of stock options for directors (for use from January 15, 2020).*	10-Q	001-04423	10(m)(m)(m)	March 5, 2020
10(p)(p)	Form of Grant Agreement for grants of restricted stock units for directors (for use from January 15, 2020).*	10-Q	001-04423	10(n)(n)(n)	March 5, 2020
10(q)(q)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(o)(o)(o)	March 5, 2020
10(r)(r)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(p)(p)(p)	March 5, 2020
10(s)(s)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(q)(q)(q)	March 5, 2020
10(t)(t)	Amendment Number One to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(r)(r)(r)	June 5, 2020
10(u)(u)	Amendment Number One to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(s)(s)(s)	June 5, 2020
10(v)(v)	HP Inc. 2021 Employee Stock Purchase Plan.*	10-Q	001-04423	10(t)(t)(t)	June 5, 2020
10(w)(w)	Amendment Number Two to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective September 21, 2020.*	10-K	001-04423	10(x)(x)(x)	December 10, 2020
10(x)(x)	Amendment Number Two to Registrant's 2005 Executive Deferred Compensation Plan (as amended effective September 21, 2020).*	10-K	001-04423	10(y)(y)(y)	December 10, 2020
10(y)(y)	Form of Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(x)(x)(x)	March 5, 2021
10(z)(z)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(y)(y)(y)	March 5, 2021
10(a)(a)(a)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(z)(z)(z)	March 5, 2021
10(b)(b)(b)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)(a)	March 5, 2021
10(c)(c)(c)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(b)(b)(b)(b)	March 5, 2021
10(d)(d)(d)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(c)(c)(c)(c)	March 5, 2021
10(e)(e)(e)	Form of Grant Agreement for grants of restricted stock units for directors.*	10-Q	001-04423	10(d)(d)(d)(d)	March 5, 2021
10(f)(f)(f)
First Amendment to the Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective February 28, 2020 (as amended effective December 7, 2020)*
		10-Q	001-04423	10(e)(e)(e)(e)	March 5, 2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(g)(g)(g)	Amendment Number Three to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective November 17, 2020).*	10-Q	001-04423	10(f)(f)(f)(f)	March 5, 2021
10(h)(h)(h)	Five-Year Credit Agreement, dated as of May 26, 2021, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-04423	10.1	June 1, 2021
10(i)(i)(i)	Amendment Number Four to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective as of April 1, 2021 and December 31, 2021).*	10-Q	001-04423	10(j)(j)(j)	September 3, 2021
10(j)(j)(j)	Form of Grant Agreement for grants of restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(j)(j)(j)	March 7, 2022
10(k)(k)(k)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(k)(k)(k)	March 7, 2022
10(l)(l)(l)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(l)(l)(l)	March 7, 2022
10(m)(m)(m)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(m)(m)(m)	March 7, 2022
10(n)(n)(n)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(n)(n)(n)	March 7, 2022
10(o)(o)(o)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(o)(o)(o)	March 7, 2022
10(p)(p)(p)	Third Amended and Restated HP Inc. 2004 Stock Incentive Plan.*	8-K	001-04423	10.1	April 22, 2022
10(q)(q)(q)	Amendment Agreement, dated August 23, 2022 to the Five-Year Credit Agreement dated May 26, 2021, by and among HP Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-04423	10.1	August 26, 2022
10(r)(r)(r)	Plantronics, Inc. 2003 Stock Plan, as amended and restated.*	S-8	333-267151	4.4	August 29, 2022
10(s)(s)(s)	Amendment Number One to the Plantronics, Inc. 2003 Stock Plan, as amended and restated.*	S-8	333-267151	4.5	August 29, 2022
10(t)(t)(t)	Amendment Number Five to Registrant’s 2005 Executive Deferred Compensation Plan.*†
21	Subsidiaries of the Registrant as of October 31, 2022.†
23	Consent of Independent Registered Public Accounting Firm.†
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).†
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

Date: December 6, 2022	HP INC.
	By:	/s/ MARIE MYERS
Marie Myers Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marie Myers, Julie Jacobs and Rick Hansen, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ ENRIQUE LORES	President and Chief Executive Officer and Director (Principal Executive Officer)	December 6, 2022
Enrique Lores

/s/ MARIE MYERS	Chief Financial Officer (Principal Financial Officer)	December 6, 2022
Marie Myers

/s/ JONATHAN P. FAUST	Global Controller (Principal Accounting Officer)	December 6, 2022
Jonathan P. Faust

/s/ AIDA ALVAREZ	Director	December 6, 2022
Aida Alvarez

/s/ SHUMEET BANERJI	Director	December 6, 2022
Shumeet Banerji

/s/ ROBERT R. BENNETT	Director	December 6, 2022
Robert R. Bennett

/s/ CHARLES V. BERGH	Director	December 6, 2022
Charles V. Bergh

/s/ BRUCE BROUSSARD	Director	December 6, 2022
Bruce Broussard

/s/ STACY BROWN-PHILPOT	Director	December 6, 2022
Stacy Brown-Philpot

/s/ STEPHANIE BURNS	Director	December 6, 2022
Stephanie Burns

/s/ MARY ANNE CITRINO	Director	December 6, 2022
Mary Anne Citrino

/s/ RICHARD L. CLEMMER	Director	December 6, 2022
Richard L. Clemmer

/s/ JUDITH MISCIK	Director	December 6, 2022
Judith Miscik

/s/ KIM K.W. RUCKER	Director	December 6, 2022
Kim K.W. Rucker

/s/ SUBRA SURESH	Director	December 6, 2022
Subra Suresh