Form 10-Q
period 2023-01-31
HP INC
filed 2023-03-01
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
January 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP Inc. common stock outstanding as of January 31, 2023 was 985,115,519 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended January 31, 2023
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, they could affect the business and results of operations of HP Inc. and its consolidated subsidiaries (“HP”) which may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any statements regarding the impact of the COVID-19 pandemic; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings (including the 2023 plan), net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, demand, performance, market share or competitive performance relating to products or services; any statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims, disputes or other litigation matters; any statements of expectation or belief as to the timing and expected benefits of acquisitions and other business combination and investment transactions (including the recent acquisition of Plantronics, Inc. (“Poly”)); and any statements of assumptions underlying any of the foregoing. Forward-looking statements can also generally be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Risks, uncertainties and assumptions that could affect our business and results of operations include factors relating to the impact of macroeconomic and geopolitical trends, changes and events, including the Russian invasion of Ukraine and tension across the Taiwan Strait and the regional and global ramifications of these events; recent volatility in global capital markets, increases in benchmark interest rates and the effects of inflation; risks associated with HP’s international operations; the effects of the COVID-19 pandemic; the execution and performance of contracts by HP and its suppliers, customers, clients and partners, including logistical challenges with respect to such execution and performance; changes in estimates and assumptions HP makes in connection with the preparation of its financial statements; the need to manage (and reliance on) third-party suppliers, including with respect to component shortages, and the need to manage HP’s global, multi-tier distribution network, limit potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; HP’s ability to execute on its strategic plans, including the previously announced initiatives, business model changes and transformation; execution of planned structural cost reductions and productivity initiatives; HP’s ability to complete any contemplated share repurchases, other capital return programs or other strategic transactions; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy and business model changes and transformation; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution, reseller and customer landscape; the development and transition of new products and services and the enhancement of existing products and services to meet evolving customer needs and respond to emerging technological trends; successfully competing and maintaining the value proposition of HP’s products, including supplies; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products or our uneven sales cycle; integration and other risks associated with business combination and investment transactions; the results of our restructuring plans (including the 2023 plan), including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of our restructuring plans; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; the hiring and retention of key employees; disruptions in operations from system security risks, data protection breaches, cyberattacks, extreme weather conditions or other effects of climate change, medical epidemics or pandemics such as the COVID-19 pandemic, and other natural or manmade disasters or catastrophic events; the impact of changes to federal, state, local and foreign laws and regulations, including environmental regulations and tax laws; our aspirations related to environmental, social and governance matters; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this report are made as of the date of this filing and HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended January 31
	2023	2022
	In millions, except per share amounts
Net revenue	$13,828	$17,028
Costs and expenses:
Cost of revenue	11,019	13,643
Research and development	403	418
Selling, general and administrative	1,331	1,468
Restructuring and other charges	141	68
Acquisition and divestiture charges	84	20
Amortization of intangible assets	85	52
Total costs and expenses	13,063	15,669
Earnings from operations	765	1,359
Interest and other, net	(181)	(32)
Earnings before taxes	584	1,327
Provision for taxes	(97)	(241)
Net earnings	$487	$1,086

Net earnings per share:
Basic	$0.49	$1.00
Diluted	$0.49	$0.99

Weighted-average shares used to compute net earnings per share:
Basic	989	1,081
Diluted	996	1,094
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended January 31
	2023	2022
	In millions
Net earnings	$487	$1,086
Other comprehensive (loss) income before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains (losses) arising during the period	4	(2)

Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(623)	299
Gains reclassified into earnings	(334)	(44)
	(957)	255
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(38)	21
Amortization of actuarial loss and prior service benefit	—	6
Curtailments, settlements and other	1	—
	(37)	27

Change in cumulative translation adjustment	29	(10)
Other comprehensive (loss) income before taxes	(961)	270
Benefit from (provision for) taxes	192	(26)
Other comprehensive (loss) income, net of taxes	(769)	244
Comprehensive (loss) income	$(282)	$1,330
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	January 31, 2023	October 31, 2022
	In millions, except par value
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,769	$3,145
Accounts receivable, net of allowance for credit losses of $89 and $107, respectively	4,312	4,546
Inventory	7,344	7,595
Other current assets	3,880	4,515
Total current assets	17,305	19,801
Property, plant and equipment, net	2,764	2,774
Goodwill	8,592	8,541
Other non-current assets	7,487	7,471
Total assets	$36,148	$38,587
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$422	$218
Accounts payable	13,512	15,284
Other current liabilities	11,119	10,651
Total current liabilities	25,053	26,153
Long-term debt	10,337	10,796
Other non-current liabilities	4,488	4,556
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 985 and 980 shares issued and outstanding at January 31, 2023 and October 31, 2022, respectively)	10	10
Additional paid-in capital	1,256	1,172
Accumulated deficit	(4,540)	(4,413)
Accumulated other comprehensive (loss) income	(456)	313
Total stockholders’ deficit	(3,730)	(2,918)
Total liabilities and stockholders’ deficit	$36,148	$38,587
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three months ended January 31
	2023	2022
	In millions
Cash flows from operating activities:
Net earnings	$487	$1,086
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	209	197
Stock-based compensation expense	167	133
Restructuring and other charges	141	68
Deferred taxes on earnings	(136)	5
Other, net	4	186
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	244	337
Inventory	218	(1,277)
Accounts payable	(1,712)	2,035
Net investment in leases	(16)	(20)
Taxes on earnings	220	(6)
Restructuring and other	(92)	(99)
Other assets and liabilities	250	(988)
Net cash (used in) provided by operating activities	(16)	1,657
Cash flows from investing activities:
Investment in property, plant and equipment, net	(192)	(273)
Purchases of available-for-sale securities and other investments	(4)	—
Maturities and sales of available-for-sale securities and other investments	1	—
Collateral posted for derivative instruments	(240)	14
Payment made in connection with business acquisitions, net of cash acquired	—	(21)
Net cash used in investing activities	(435)	(280)
Cash flows from financing activities:
Proceed from (Payment of) short-term borrowings with original maturities less than 90 days, net	200	(400)
Proceeds from debt, net of issuance costs	52	39
Payment of debt	(539)	(50)
Stock-based award activities and others	(79)	(92)
Repurchase of common stock	(100)	(1,508)
Cash dividends paid	(259)	(271)
Collateral returned for derivative instruments	(200)	—
Net cash used in financing activities	(925)	(2,282)
Decrease in cash, cash equivalents and restricted cash	(1,376)	(905)
Cash, cash equivalents and restricted cash at beginning of period	3,145	4,299
Cash, cash equivalents and restricted cash at end of period	$1,769	$3,394
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2021	1,092,205	$11	$1,060	$(2,461)	$(260)	$(1,650)
Net earnings				1,086		1,086
Other comprehensive income, net of taxes					244	244
Comprehensive income						1,330
Issuance of common stock in connection with employee stock plans and other	9,777		(106)			(106)
Repurchases of common stock (Note 10)	(42,082)		(41)	(1,458)		(1,499)
Cash dividends ($0.50 per common share)				(536)		(536)
Stock-based compensation expense			133			133
Balance January 31, 2022	1,059,900	$11	$1,046	$(3,369)	$(16)	$(2,328)

Balance October 31, 2022	979,869	$10	$1,172	$(4,413)	$313	$(2,918)
Net earnings				487		487
Other comprehensive loss, net of taxes					(769)	(769)
Comprehensive loss						(282)
Issuance of common stock in connection with employee stock plans and other	8,844		(79)			(79)
Repurchases of common stock (Note 10)	(3,624)		(4)	(96)		(100)
Cash dividends ($0.53 per common share)				(518)		(518)
Stock-based compensation expense			167			167
Balance January 31, 2023	985,089	$10	$1,256	$(4,540)	$(456)	$(3,730)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1: Basis of Presentation
Basis of Presentation
The accompanying Consolidated Condensed Financial Statements of HP and its wholly-owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended October 31, 2022 in HP’s Annual Report on Form 10-K, filed on December 6, 2022. The Consolidated Condensed Balance Sheet for October 31, 2022 was derived from audited financial statements.
Principles of Consolidation
The Consolidated Condensed Financial Statements include the accounts of HP and its subsidiaries and affiliates in which HP has a controlling financial interest or is the primary beneficiary. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of January 31, 2023, the extent to which the current macroeconomic factors will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As the events continue to evolve with respect to the ongoing macroeconomic factors, our estimates may materially change in future periods.
Recently Adopted Accounting Pronouncements Not Yet Adopted
In September 2022, the FASB issued guidance that enhances the transparency about the use of supplier finance programs. Under the new guidance, companies that use a supplier finance program in connection with the purchase of goods or services will be required to disclose information about the program to allow users of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. HP is required to adopt the guidance in the first quarter of fiscal year 2024, except for the amendment on roll forward information which is effective one year later. Early adoption is permitted. HP is currently evaluating the impact of this guidance on the Consolidated Condensed Financial Statements.

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
A summary description of each segment is as follows:
Personal Systems offers commercial and consumer customers desktops and notebooks, workstations, thin clients, commercial mobility devices, retail point-of-sale (“POS”) systems, displays, hybrid systems (includes video conferencing solutions, cameras, headsets, voice, and related software capabilities including all products and solutions acquired from Poly), software, support and services. HP groups commercial notebooks, commercial desktops, commercial services, commercial mobility devices, commercial detachables and convertibles, workstations, retail POS systems and thin clients into commercial (“Commercial PS”), and consumer notebooks, consumer desktops, consumer services and consumer detachables into consumer (“Consumer PS”) when describing performance in these markets. Commercial and Consumer services include support and deployment, configurations and extended warranty services.
Personal Systems groups its global business capabilities into the following business units when reporting business performance:
•Commercial PS consist of endpoint computing devices and hybrid systems, for use by enterprise, public sector (which includes education), and SMB customers, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in the customer’s environment. Additionally, HP offers a range of services and solutions to enterprise, public sector (which includes education), and SMB customers to help them manage the lifecycle of their personal computers (“PCs”) and mobility installed base.
•Consumer PS consist of devices, accessories and services which are optimized for consumer usage, focusing on gaming, learning and working remotely, consuming multi-media for entertainment, managing personal life activities, staying connected, sharing information, getting things done for work including creating content and staying informed and secure.
Printing provides consumer and commercial printer hardware, supplies, services and solutions. Printing is also focused on imaging solutions in the commercial and industrial markets. Described below are HP’s global business capabilities within Printing.
•Office Printing Solutions delivers HP’s office printers, supplies, services and solutions to SMBs and large enterprises. It also includes OEM hardware and solutions.
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
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)
Printing groups its global business capabilities into the following business units when reporting business performance:
•Commercial Printing consists of office printing solutions, graphics solutions and 3D printing and digital manufacturing, excluding supplies;
•Consumer Printing consists of home printing solutions, excluding supplies; and
•Supplies comprises a set of highly innovative consumable products, ranging from ink and laser cartridges to media, graphics supplies, and 3D printing and digital manufacturing supplies, for recurring use in consumer and commercial hardware.
Corporate Investments includes certain business incubation and investment projects.
The accounting policies HP uses to derive segment results are substantially the same as those used by HP in preparing these financial statements. HP derives the results of the business segments directly from its internal management reporting system.
HP does not allocate certain operating expenses, which it manages at the corporate level, to its segments. These unallocated amounts include expenses such as certain corporate governance costs and infrastructure investments, stock-based compensation expense, restructuring and other charges, acquisition and divestiture charges and amortization of intangible assets.
Realignment
Effective first quarter of fiscal 2023, HP realigned the Personal Systems business units reporting structure into Commercial PS and Consumer PS to align with its customer market segmentation. Additionally, in connection with certain other organizational realignments, some costs which were earlier reflected under “Corporate and unallocated cost and other”, have now been reclassified to the Personal Systems and Printing segments.
HP has reflected these changes to its prior reporting periods on an as-if basis. The reporting change had no impact to previously reported segment net revenue, consolidated net revenue, net earnings or net earnings per share (“EPS”).

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)
Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	Three months ended January 31
	2023	2022
	In millions
Net revenue:
Commercial PS	$6,429	$7,857
Consumer PS	2,786	4,339
Personal Systems	9,215	12,196
Supplies	2,857	3,068
Commercial Printing	1,056	1,039
Consumer Printing	699	724
Printing	4,612	4,831
Corporate Investments	1	1
Total segment net revenue	13,828	17,028
Other	—	—
Total net revenue	$13,828	$17,028

Earnings before taxes:
Personal Systems	$497	$954
Printing	870	872
Corporate Investments	(33)	(74)
Total segment earnings from operations	1,334	1,752
Corporate and unallocated costs and other	(92)	(120)
Stock-based compensation expense	(167)	(133)
Restructuring and other charges	(141)	(68)
Acquisition and divestiture charges	(84)	(20)
Amortization of intangible assets	(85)	(52)
Interest and other, net	(181)	(32)
Total earnings before taxes	$584	$1,327

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the three months ended January 31, 2023 and 2022 summarized by plan were as follows:

	Fiscal 2023 Plan
	Severance	Non-labor	Other prior-year Plans(1)	Total
	In millions
Accrued balance as of October 31, 2022	$—	$—	$32	$32
Charges	122	9	—	131
Cash payments	(53)	(4)	(25)	(82)
Non-cash and other adjustments	(2)	(5)	1	(6)
Accrued balance as of January 31, 2023	$67	$—	$8	$75
Total costs incurred to date as of January 31, 2023	$122	$9	$865	$996

Reflected in Consolidated Condensed Balance Sheets
Other current liabilities	$67	$—	$8	$75

Accrued balance as of October 31, 2021	$—	$—	$75	$75
Charges	—	—	67	67
Cash payments	—	—	(98)	(98)
Non-cash and other adjustments	—	—	(7)	(7)
Accrued balance as of January 31, 2022	$—	$—	$37	$37

(1) Primarily includes the fiscal 2020 plan along with other legacy plans, all of which are substantially complete. HP does not expect any further material activity associated with these plans.
Fiscal 2023 Plan
On November 18, 2022, HP’s Board of Directors approved the Fiscal 2023 Plan intended to enable digital transformation, portfolio optimization and operational efficiency which HP expects will be implemented through fiscal 2025. HP expects to reduce global headcount by approximately 4,000 to 6,000 employees. HP estimates that it will incur pre-tax charges of approximately $1.0 billion relating to labor and non-labor actions. HP expects to incur approximately $0.7 billion primarily in labor costs related to workforce reductions and the remaining costs will relate to non-labor actions and other charges.
Other charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts, and are distinct from ongoing operational costs. These costs primarily relate to third-party professional services and other costs. For the three months ended January 31, 2023 and 2022, HP incurred $10 million and $1 million of other charges, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2023	2022	2023	2022	2023	2022
	In millions
Service cost	$—	$—	$9	$14	$—	$—
Interest cost	54	40	10	6	4	2
Expected return on plan assets	(65)	(74)	(13)	(13)	(3)	(2)
Amortization and deferrals:
Actuarial loss (gain)	5	1	1	10	(4)	(4)
Prior service cost (credit)	—	—	1	2	(3)	(3)
Net periodic benefit (credit) cost	(6)	(33)	8	19	(6)	(7)
Settlement loss	—	—	1	—	—	—
Total periodic benefit (credit) cost	$(6)	$(33)	$9	$19	$(6)	$(7)

Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2023, HP anticipates making contributions of approximately $36 million to its non-U.S. pension plans, approximately $32 million to its U.S. non-qualified plan participants and approximately $4 million to cover benefit claims under HP’s post-retirement benefit plans. During the three months ended January 31, 2023, HP contributed $13 million to its non-U.S. pension plans, paid $6 million to cover benefit payments to U.S. non-qualified plan participants and paid $1 million to cover benefit claims under HP’s post-retirement benefit plans.
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
Retirement Incentive Program
As part of the Fiscal 2023 Plan, HP announced a voluntary enhanced early retirement (EER) program for its U.S. employees in January 2023. Voluntary participation in the EER program was limited to employees at least 55 years old with 10 or more years of service at HP. Employees accepted into the EER program will leave HP on dates ranging from March 15, 2023 to October 31, 2023. The U.S. defined benefit pension plan will be amended to provide that the EER benefit will be paid from the plan for electing EER participants who are current participants in the pension plan. The retirement incentive benefit will be calculated as a lump sum based on years of service at HP at the time of retirement, ranging from 20 to 52 weeks of pay. All employees participating in the EER program are offered the opportunity to continue health care coverage at the active employee contribution rates for up to 36 months following retirement. In addition, HP is providing up to $12,000 in employer credits under the Retirement Medical Savings Account program. HP will recognize a special termination benefits expense as restructuring and other charges.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was 16.6% and 18.2% for the three months ended January 31, 2023 and 2022, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three months ended January 31, 2023 and 2022, was primarily due to tax effects of favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world.
During the three months ended January 31, 2023, HP recorded $56 million of net income tax benefits related to discrete items in the provision for taxes. These amounts included $30 million of income tax benefits related to restructuring charges, $14 million related to acquisition charges and $12 million of other net tax benefits. During the three months ended January 31, 2023, discrete items in the provision for taxes and excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
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
Uncertain Tax Positions
As of January 31, 2023, the amount of gross unrecognized tax benefits was $1.0 billion, of which up to $807 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits decreased by $14 million for the three months ended January 31, 2023. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of January 31, 2023 and 2022, HP had accrued $73 million and $75 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by $51 million within the next 12 months, affecting HP’s effective tax rate if realized.
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

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 6: Supplementary Financial Information
Cash, cash equivalents and restricted cash

	As of
	January 31, 2023	October 31, 2022
	In millions
Cash and cash equivalents	$1,405	$3,145
Restricted cash (1)	364	—
	$1,769	$3,145
(1) Restricted Cash is related to amounts collected and held on behalf of a third party for trade receivables previously sold.

Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

Three months ended January 31, 2023
In millions
Balance at beginning of period	$107
Benefit of allowance for credit losses	(16)
Deductions, net of recoveries	(2)
Balance at end of period	$89
HP utilizes certain third-party arrangements in the normal course of business as part of HPs cash and liquidity management and also to provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of January 31, 2023 and October 31, 2022 and the costs associated with the sale of trade receivables for the three months ended January 31, 2023 and 2022 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended January 31
	2023	2022
	In millions
Balance at beginning of period(1)	$185	$131
Trade receivables sold	3,679	2,967
Cash receipts	(3,753)	(2,973)
Foreign currency and other	17	(4)
Balance at end of period(1)	$128	$121
(1) Amounts outstanding from third parties reported in Accounts receivable in the Consolidated Condensed Balance Sheets.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Inventory

	As of
	January 31, 2023	October 31, 2022
	In millions
Finished goods	$4,146	$4,885
Purchased parts and fabricated assemblies	3,198	2,710
	$7,344	$7,595

Other Current Assets

	As of
	January 31, 2023	October 31, 2022
	In millions
Prepaid and other current assets	$1,685	$2,170
Supplier and other receivables	1,279	1,377
Value-added taxes receivable	916	968
	$3,880	$4,515

Property, Plant and Equipment, net

	As of
	January 31, 2023	October 31, 2022
	In millions
Land, buildings and leasehold improvements	$2,259	$2,255
Machinery and equipment, including equipment held for lease	5,381	5,337
	7,640	7,592
Accumulated depreciation	(4,876)	(4,818)
	$2,764	$2,774

Other Non-Current Assets

	As of
	January 31, 2023	October 31, 2022
	In millions
Deferred tax assets	$2,453	$2,159
Intangible assets	1,858	1,933
Right-of-use assets	1,242	1,236
Deposits and prepaid	564	588
Prepaid pension asset	548	565
Other	822	990
	$7,487	$7,471

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Other Current Liabilities

	As of
	January 31, 2023	October 31, 2022
	In millions
Sales and marketing programs	$3,022	$2,967
Deferred revenue	1,379	1,393
Other accrued taxes	1,059	1,064
Employee compensation and benefit	803	954
Warranty	609	619
Operating lease liabilities	431	405
Tax liability	270	286
Other	3,546	2,963
	$11,119	$10,651

Other Non-Current Liabilities

	As of
	January 31, 2023	October 31, 2022
	In millions
Deferred revenue	$1,187	$1,171
Tax liability	925	931
Operating lease liabilities	903	875
Pension, post-retirement, and post-employment liabilities	602	600
Deferred tax liability	52	121
Other	819	858
	$4,488	$4,556

Interest and other, net

	Three months ended January 31
	2023	2022
	In millions
Interest expense on borrowings	$(143)	$(61)
Loss on extinguishment of debt	(8)	—
Non-operating retirement-related credits	11	36
Other, net	(41)	(7)
	$(181)	$(32)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Net revenue by region

	Three months ended January 31
	2023	2022
	In millions
Americas	$5,773	$6,859
Europe, Middle East and Africa	4,640	5,936
Asia-Pacific and Japan	3,415	4,233
Total net revenue	$13,828	$17,028

Value of Remaining Performance Obligations
    As of January 31, 2023, the estimated value of transaction price allocated to remaining performance obligations was $3.6 billion. HP expects to recognize approximately $1.7 billion of the unearned amount in next 12 months and $1.9 billion thereafter.
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
Contract Liabilities
As of January 31, 2023 and October 31, 2022, HP’s contract liabilities balances were $2.5 billion respectively, and included in Other current liabilities and Other non-current liabilities in the Consolidated Condensed Balance Sheets.
The contract liabilities balance remained flat as of January 31, 2023, driven by sales of fixed-price support and maintenance services, partially offset by $0.5 billion of revenue recognized that was included in the contract liabilities balance as of October 31, 2022.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
    The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2023				As of October 31, 2022
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$520	$—	$520	$—	$904	$—	$904
Government debt(1)	292	—	—	292	1,289	—	—	1,289
Available-for-Sale Investments:
Financial institution instruments	—	5	—	5	—	5	—	5
Marketable securities and mutual funds	18	47	—	65	17	41	—	58
Derivative Instruments:
Foreign currency contracts	—	330	—	330	—	1,088	—	1,088
Other derivatives	—	8	—	8	—	2	—	2
Total assets	$310	$910	$—	$1,220	$1,306	$2,040	$—	$3,346
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$64	$—	$64	$—	$78	$—	$78
Foreign currency contracts	—	496	—	496	—	295	—	295
Other derivatives	—	—	—	—	—	1	—	1
Total liabilities	$—	$560	$—	$560	$—	$374	$—	$374

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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $10.0 billion as compared to its carrying amount of $10.8 billion at January 31, 2023. The fair value of HP’s short- and long-term debt was $9.6 billion as compared to its carrying value of $11.0 billion at October 31, 2022. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of January 31, 2023				As of October 31, 2022
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$520	$—	$—	$520	$904	$—	$—	$904
Government debt	292	—	—	292	1,289	—	—	1,289
Total cash equivalents	812	—	—	812	2,193	—	—	2,193
Available-for-Sale Investments:
Financial institution instruments	5	—	—	5	5	—	—	5
Marketable securities and mutual funds	53	12	—	65	50	8	—	58
Total available-for-sale investments	58	12	—	70	55	8	—	63
Total cash equivalents and available-for-sale investments	$870	$12	$—	$882	$2,248	$8	$—	$2,256
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of January 31, 2023 and October 31, 2022, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of January 31, 2023
	Amortized Cost	Fair Value
	In millions
Due in one year	$18	$18
Non-marketable equity securities in privately held companies are included in Other non-current assets in the Consolidated Condensed Balance Sheets. These amounted to $110 million as of each of January 31, 2023 and October 31, 2022.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded for the three months ended January 31, 2023.
Derivative Instruments
HP uses derivatives to offset business exposure to foreign currency and interest rate risk on expected future cash flows and on certain existing assets and liabilities. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, interest rate swaps, total return swaps, treasury rate locks, forward starting swaps and option contracts to hedge certain foreign currency, interest rate and return on certain investment exposures. HP may designate its derivative contracts as fair value hedges or cash flow hedges and classifies the cash flows with the activities that correspond to the underlying hedged items. Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Consolidated Condensed Balance Sheets.
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The Company includes gross collateral posted and received in other current assets and other current liabilities in the Consolidated Condensed Balance Sheets, respectively. The fair value of derivatives with credit contingent features in a net liability position was $238 million and $82 million as of January 31, 2023 and as of October 31, 2022, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of January 31, 2023 and October 31, 2022.
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
Cash Flow Hedges
HP uses forward contracts, option contracts, treasury rate locks and forward starting swaps designated as cash flow hedges to protect against the foreign currency exchange and interest rate risks inherent in its forecasted net revenue, cost of revenue, operating expenses and debt issuance. HP’s foreign currency cash flow hedges mature predominantly within twelve months; however, hedges related to long-term procurement arrangements extend several years.
For derivative instruments that are designated and qualify as cash flow hedges, HP initially records changes in fair value of the derivative instrument in Accumulated other comprehensive (loss) income as a separate component of Stockholders’ deficit in the Consolidated Condensed Balance Sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the changes in the fair value of the derivative instrument in the same financial statement line item as changes in the fair value of the hedged item.
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
During the three months ended January 31, 2023 and 2022, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of January 31, 2023					As of October 31, 2022
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$—	$—	$64	$750	$—	$—	$—	$78
Cash flow hedges:
Foreign currency contracts	16,314	230	93	412	69	16,014	820	256	206	72
Total derivatives designated as hedging instruments	17,064	230	93	412	133	16,764	820	256	206	150
Derivatives not designated as hedging instruments
Foreign currency contracts	4,594	7	—	15	—	4,554	12	—	17	—
Other derivatives	123	8	—	—	—	122	2	—	1	—
Total derivatives not designated as hedging instruments	4,717	15	—	15	—	4,676	14	—	18	—
Total derivatives	$21,781	$245	$93	$427	$133	$21,440	$834	$256	$224	$150

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of January 31, 2023 and October 31, 2022, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Condensed Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
As of January 31, 2023
Derivative assets	$338	$—	$338	$288	$24	(1)	$26
Derivative liabilities	$560	$—	$560	$288	$264	(2)	$8
As of October 31, 2022
Derivative assets	$1,090	$—	$1,090	$290	$616	(1)	$184
Derivative liabilities	$374	$—	$374	$290	$86	(2)	$(2)
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
Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship were as follows:

Derivative Instrument	Hedged Item	Location	Year	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Three months ended January 31
Interest rate contract	Fixed-rate debt	Interest and other, net	2023	$(181)	$14	$(14)
			2022	$(32)	$(11)	$11

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive (loss) income was as follows:

	Three months ended January 31
	2023	2022
	In millions
Gain/(loss) recognized in Accumulated other comprehensive (loss) income on derivatives:
Foreign currency contracts	$(623)	$280
Interest rate contracts	$—	$19
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of cash flow hedges are recorded		Gain/(loss) reclassified from Accumulated other comprehensive (loss) income into earnings
	Three months ended January 31		Three months ended January 31
	2023	2022	2023	2022
	In millions
Net revenue	$13,828	$17,028	$386	$57
Cost of revenue	(11,019)	(13,643)	(54)	(14)
Other operating expenses	(2,044)	(2,026)	(1)	1
Interest and other, net	(181)	(32)	3	—
Total			$334	$44
As of January 31, 2023, HP expects to reclassify an estimated accumulated other comprehensive (loss) income of approximately $193 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive loss based on the change of market rate, and therefore could have different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Condensed Statements of Earnings for the three months ended January 31, 2023 and 2022 was as follows:

	Gain/(loss) recognized in earnings on derivative instrument
		Three months ended January 31
	Location	2023	2022
		In millions
Foreign currency contracts	Interest and other, net	$(44)	$(36)
Other derivatives	Interest and other, net	6	(11)
Total		$(38)	$(47)

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of January 31, 2023		As of October 31, 2022
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Current portion of long-term debt	$171	5.5%	$165	5.4%
Notes payable to banks, lines of credit and other	251	4.2%	53	0.6%
	$422		$218
Long-Term Debt

	As of
	January 31, 2023	October 31, 2022
	In millions
U.S. Dollar Global Notes(1)
$1,200 issued at discount to par at a price of 99.863% at 6.00%, due September 2041	$1,199	$1,199
$1,150 issued at discount to par at a price of 99.769% at 2.2%, due June 2025	1,149	1,149
$1,000 issued at discount to par at a price of 99.718% at 3.0%, due June 2027	997	997
$850 issued at discount to par at a price of 99.790% at 3.4%, due June 2030	848	848
$1,000 issued at discount to par at a price of 99.808% at 1.45%, due June 2026	999	999
$1,000 issued at discount to par at a price of 99.573% at 2.65%, due June 2031(2)	996	996
$1,000 issued at discount to par at a price of 99.767% at 4.00%, due April 2029	999	999
$1,000 issued at discount to par at a price of 99.966% at 4.20%, due April 2032	1,000	1,000
$900 issued at discount to par at a price of 99.841% at 4.75%, due January 2028	899	899
$1,100 issued at discount to par at a price of 99.725% at 5.50%, due January 2033	1,097	1,097
$500 issued at par at a price of 100% at 4.75%, due March 2029(3)	5	500
	10,188	10,683
Other borrowings at 0.51%- 8.30%, due in calendar years 2023-2029	457	436
Fair value adjustment related to hedged debt	(64)	(78)
Unamortized debt issuance cost	(73)	(80)
Current portion of long-term debt	(171)	(165)
Total long-term debt	$10,337	$10,796
(1)HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.
(2)HP allocated an amount equal to the net proceeds to finance or refinance, in whole or in part, environmentally and socially responsible eligible projects in the following eight areas: renewable energy; green buildings; energy efficiency; clean transportation; pollution prevention and control; eco-efficient and/or circular economy products, production technologies and processes; environmentally sustainable management of living natural resources and land use; and socioeconomic advancement and empowerment.
(3)During the quarter ended January 31, 2023, HP repurchased or redeemed and settled $495 million of the March 2029 Notes related to the August 2022 Poly acquisition.
As disclosed in Note 8, “Financial Instruments”, HP uses interest rate swaps to mitigate some of the exposure of its debt portfolio to changes in fair value resulting from changes in benchmark interest rates. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.
Commercial Paper
As of January 31, 2023, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs and certain short term borrowings at any one time cannot exceed a $6.0 billion authorization by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Borrowings (Continued)
Credit Facility
As of January 31, 2023, HP maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility, which HP entered into on May 26, 2021. Commitments under the revolving credit facility will be available until May 26, 2026. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
As of January 31, 2023, HP was in compliance with the covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of January 31, 2023, HP had available borrowing resources of $975 million from uncommitted lines of credit in addition to the revolving credit facility.

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three months ended January 31, 2023, HP executed share repurchases of 3.6 million shares and settled total shares for $0.1 billion. During the three months ended January 31, 2022, HP executed share repurchases of 42 million shares and settled total shares for $1.5 billion. Share repurchases executed during the three months ended January 31, 2022 included 1.1 million shares settled in February 2022.
The shares repurchased during the three months ended January 31, 2023 and 2022 were all open market repurchase transactions. As of January 31, 2023, HP had approximately $2.0 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)
Tax effects related to Other Comprehensive Income (Loss)

	Three months ended January 31
	2023	2022
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax provision on unrealized gains arising during the period	$(1)	$—

Tax effect on change in unrealized components of cash flow hedges:
Tax benefit (provision) on unrealized (losses) gains arising during the period	$106	$(32)
Tax provision on gains reclassified into earnings	78	12
	184	(20)

Tax provision (benefit) on gains (losses) arising during the period	9	(6)
Tax benefit on amortization of actuarial loss and prior service benefit	—	(1)
	9	(7)

Tax effect on change in cumulative translation adjustment	—	1
Tax benefit (provision) on other comprehensive (loss) income	$192	$(26)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended January 31
	2023	2022
	In millions
Other comprehensive (loss) income, net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$3	$(2)

Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(517)	267
Gains reclassified into earnings	(256)	(32)
	(773)	235
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(29)	15
Amortization of actuarial loss and prior service benefit(1)	—	5
Curtailments, settlements and other	1	—
	(28)	20

Change in cumulative translation adjustment	29	(9)
Other comprehensive (loss) income, net of taxes	$(769)	$244
(1)These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)
The components of Accumulated other comprehensive (loss) income, net of taxes and changes were as follows:

	Three months ended January 31, 2023
	Net unrealized gains on available-for-sale debt securities	Net unrealized (losses) gains on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive (loss) income
	In millions
Balance at beginning of period	$6	$648	$(295)	$(46)	$313
Other comprehensive income (loss) before reclassifications	3	(517)	(29)	29	(514)
Reclassifications of gains into earnings	—	(256)	—	—	(256)
Reclassifications of settlements into earnings	—	—	1	—	1
Balance at end of period	$9	$(125)	$(323)	$(17)	$(456)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended January 31
	2023	2022
	In millions, except per share amounts
Numerator:
Net earnings	$487	$1,086
Denominator:
Weighted-average shares used to compute basic net EPS	989	1,081
Dilutive effect of employee stock plans	7	13
Weighted-average shares used to compute diluted net EPS	996	1,094
Net earnings per share:
Basic	$0.49	$1.00
Diluted	$0.49	$0.99
Anti-dilutive weighted-average stock-based compensation awards(1)	7	3
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

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of January 31, 2023, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement entered into with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
York County on behalf of the County of York Retirement Fund v. HP Inc., et al., and related proceedings. On November 5, 2020, York County, on behalf of the County of York Retirement Fund, filed a putative class action complaint against HP, Dion Weisler, and Catherine Lesjak in federal court in the Northern District of California. The court appointed Maryland Electrical Industry Pension Fund as Lead Plaintiff. Lead Plaintiff filed a consolidated complaint, which additionally names as defendants Enrique Lores and Richard Bailey. The complaint alleges, among other things, that from November 5, 2015 to June 21, 2016, HP and the named current and former officers violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business. Plaintiffs seek compensatory damages and other relief. HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On March 3, 2022, the court granted the motion to dismiss with prejudice. Plaintiffs are appealing the decision. The appellate hearing was held on February 6, 2023. On May 17, 2021, stockholder Scott Franklin filed a derivative complaint against certain current and former officers and directors in federal court in the District of Delaware. Plaintiff purports to bring the action on behalf of HP, which he has named as a nominal defendant, and he makes substantially the same factual allegations as in the York County securities complaint, bringing claims for breach of fiduciary duty and violations of securities laws. The derivative plaintiff seeks compensatory damages, governance reforms, and other relief. By court order following stipulations by the parties, the case was transferred to the Northern District of California, and the case was stayed pending a ruling on the motion to dismiss in York County. On January 13, 2022, stockholder Gerald Lovoi filed a derivative complaint in federal court in the Northern District of California against the same current and former officers and directors named in the Franklin action. The complaint alleges the same basic claims based on the same alleged conduct as the Franklin action and seeks similar relief. By stipulation of the parties, the Lovoi action was stayed pending a ruling on the motion to dismiss in York County. Both derivative actions will remain stayed until any appeal related to the York decision has been exhausted.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
Legal Proceedings re Authentication of Supplies. Since 2016, HP has from time to time been named in civil litigation, or been the subject of government investigations, involving supplies authentication protocols used in certain HP printers in multiple geographies, including but not limited to the United States, Italy, Israel, the Netherlands, and New Zealand. The supplies authentication protocols are often referred to as Dynamic Security. The core allegations in these proceedings claim misleading or inadequate consumer notifications and permissions pertaining to the use of Dynamic Security, the installation of firmware updates, or the potential inability of cartridges with clone chips or circuitry to work in HP printers with Dynamic Security. Plaintiffs base or have based their claims on various legal theories, including but not limited to unfair competition, computer trespass, and similar statutory claims. Among other relief, Plaintiffs have sought or seek money damages and in certain cases have or may seek injunctive relief against the use or operation of Dynamic Security or relief requiring interoperability. If HP is not successful in its defense of these cases or investigations, it could be subject to damages, penalties, significant settlement demands, or injunctive relief that may be costly or may disrupt operations. Certain of these proceedings in Italy, the Netherlands and Israel have been resolved, have concluded, or have concluded subject only to HP’s pending appeal. Civil litigation filed by Digital Revolution B.V. (trading as 123Inkt) against HP Nederlands B.V., et al. (Netherlands) in March 2020, including its competition claim, remains pending. Both parties have appealed. In addition, two putative class actions have been filed against HP in federal court in California, in December 2020 and April 2022, arising out of the use of Dynamic Security firmware updates in HP Laserjet printers and HP Inkjet printers, respectively. Plaintiffs in both cases seek compensatory damages, restitution, injunctive relief against alleged unfair business practices, and other relief. The cases are in their early stages. In late 2022, the New Zealand competition authority opened an investigation regarding whether firmware updates and security measures allegedly restrict competition for cartridges for HP and non-HP branded printers and whether these practices constitute an alleged misuse of market power. HP has responded to requests for information, and there is no schedule for anticipated next steps.
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
Environmental
    HP is, and may become a party to, proceedings brought by U.S., state, or other governmental entities or private third parties under federal, state, local, or foreign environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), known as “Superfund,” or state laws similar to CERCLA. HP is also conducting

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
environmental investigations or remediation at several current or former operating sites and former disposal sites pursuant to administrative orders or consent agreements with environmental agencies.

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
HP’s aggregate product warranty liabilities and changes were as follows:

Three months ended January 31, 2023
In millions
Balance at beginning of period	$876
Accruals for warranties issued	155
Adjustments related to pre-existing warranties (including changes in estimates)	10
Settlements made (in cash or in kind)	(201)
Balance at end of period	$840

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
•Results of Operations.  An analysis of our operations financial results comparing the three months ended January 31, 2023 to the prior-year period. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
OVERVIEW
We are a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions, and services. We sell to individual consumers, SMBs and large enterprises, including customers in the government, health, and education sectors. We have three reportable segments: Personal Systems, Printing, and Corporate Investments. The Personal Systems segment offers commercial and consumer desktops and notebooks, workstations, thin clients, commercial mobility devices, retail POS systems, displays, hybrid systems (includes video conferencing solutions, cameras, headsets, voice, and related software capabilities), software, support, and services. The Printing segment provides consumer and commercial printer hardware, supplies, solutions and services. Corporate Investments include certain business incubation and investment projects.
•In Personal Systems, our strategic focus is on:
◦profitable growth through innovation, market segmentation and simplification of our portfolio
◦enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes;
◦investing in endpoint services and solutions. We are focused on services, including Device as a Service, as the market begins to shift to contractual solutions, and accelerating in attractive adjacencies such as hybrid systems; and
◦driving innovation to enable productivity and collaboration with the PCs becoming essential for hybrid work, learn and play.
We believe that we are well positioned due to our competitive product lineup along with our recent acquisitions in hybrid systems and remote-computing solutions.
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
We are committed to growing our hybrid systems, gaming, workforce services and solutions, consumer subscriptions, 3D and industrial graphics businesses at a rate faster than our core business with accretive margins in the longer term. Our ability to innovate is helping us gain momentum in growth areas like hybrid systems and gaming, and we see significant opportunities to drive greater recurring revenues across Personal Systems and Printing. Our acquisition of Poly adds to our growth portfolio by bringing industry-leading video conferencing solutions, cameras, headsets, voice and software capabilities. To drive more integration across our commercial services, software and security portfolio, we have created a new Workforce Services and Solutions organization. We continue to build on strong portfolios like Instant Ink to grow our Consumer Subscription business. In Industrial Graphics, we are driving the shift from analog to digital in segments like labels and packaging. In 3D and Personalization, we are creating end-to-end solutions that can capture more value with our differentiated technology.
We continue to experience challenges that are representative of the trends and uncertainties that may affect our industry, generally, and our business and financial results, specifically, and we expect these challenges to continue in the short-term. One set of challenges relates to the current macroeconomic environment and the adverse impact on demand for certain of our products and product mix. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution in an evolving distribution and reseller landscape, with increasing online and omnichannel presence. Additional challenges we face at the segment level, and that we expect to continue facing in the short-term, are set forth below.
•In Personal Systems, we face challenges with decline in Personal Systems market due to demand softness and competitive pricing environment.
•In Printing, we face challenges from non-original supplies (which includes imitation, refill, or remanufactured alternatives) and competitors with a favorable foreign currency environment. We also obtain many Printing

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
components from single source due to technology, availability, price, quality, or other considerations. For instance, we source the majority of our A4 and a portion of our A3 portfolio of laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement.
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
Macroeconomic Environment
Our business and financial performance also depend significantly on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of the effects of the ongoing geopolitical conflicts in Ukraine, tensions across the Taiwan Strait, tariff-driven headwinds, uncertainty in the markets, volatility in exchange rates, inflationary trends and evolving dynamics in the global trade environment. During the first quarter of fiscal 2023, we observed significant market uncertainty, budget tightening by large enterprise for information technology hardware, lower consumer spending, inflationary pressures and a weakening U.S. dollar. These market dynamics, which we expect will continue in the short-term, have created new and different demand dynamics and have had significant impacts on our financial results.
In the first quarter of fiscal 2023, we continued to experience overall demand weakness and elevated industry wide reseller inventory, particularly in Personal Systems due to a challenging macroeconomic environment. This decline in revenue of Personal Systems is in line with market trends and we expect this to continue in the short-term. In Printing, we continued to see gradual and uneven recovery in Commercial and Consumer Printing, driven by the slow return of workers to the office. We continued to experience a competitive pricing environment, which we expect to continue in the short-term, due to the macroeconomic environment across Personal Systems and Printing. However, we are seeing improvements in logistics constraints and supply availability and expect these trends to continue. In fiscal 2023, we expect both Personal Systems and Printing markets to decline as compared to fiscal 2022.
In addition to the macroeconomic dynamics, we are exposed to fluctuations in foreign currency exchange rates. We have a large global presence, with approximately 65% of our net revenue coming from outside the United States. As a result, our financial results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. We expect foreign currency fluctuations to continue to negatively impact our financial results in the fiscal 2023.
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
Transformation Update
In November 2022, we announced our Future Ready Plan (the “Fiscal 2023 Plan”) to become a more digitally enabled company, focus investments on key growth opportunities and simplify our operating model. The new Fiscal 2023 plan is expected to run for three years through end of fiscal 2025. The three key elements of our Fiscal 2023 plan are digital transformation, portfolio optimization, and operational efficiency. We expect to invest some of the savings from these efforts across our businesses to be more efficient and advance our positions in Personal Systems and Printing, while also disrupting new industries where we see attractive growth opportunities. We also plan to use some of these savings to partially offset headwinds we expect to continue to see across our businesses in fiscal 2023 as a result of macroeconomic factors.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
We are on-track to achieve our targeted gross annual run-rate structural cost savings by the end of fiscal 2023. During the first quarter of fiscal 2023, we continued to digitize our customer support engagement using artificial intelligence (AI) based interactive voice response technology to deliver a more seamless and connected experience. We took actions, including headcount reductions, to optimize our cost in supply chain for core Printing, and also announced a voluntary enhanced early retirement program in the United States offering employees the opportunity to early retire.
For more information on our Fiscal 2023 Plan, see Note 3, “Restructuring and Other Charges,” and Note 4, “Retirement and Post-Retirement Benefit Plans,” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. As of January 31, 2023, the impact of current macroeconomic factors on our business continued to unfold. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods. Management believes that there have been no significant changes during the three months ended January 31, 2023 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, except as mentioned in Note 1, “Basis of Presentation”.

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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
RESULTS OF OPERATIONS
Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our net revenue growth has been impacted, and we expect it will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year percentage change in net revenue with the year-over-year percentage change in net revenue on a constant currency basis, which excludes the effect of foreign currency exchange fluctuations calculated by translating current period revenues using monthly exchange rates from the comparative period and excluding any hedging impact recognized in the current period, and without adjusting for any repricing or demand impacts from changes in foreign currency exchange rates. This information is provided so that net revenue can be viewed with and without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our net revenue results and trends, as management does not believe that the excluded items are reflective of ongoing operating results. The constant currency measures are provided in addition to, and not as a substitute for, the year-over-year percentage change in net revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2023		2022
	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$13,828	100.0%	$17,028	100.0%
Cost of revenue	11,019	79.7%	13,643	80.1%
Gross profit	2,809	20.3%	3,385	19.9%
Research and development	403	2.9%	418	2.5%
Selling, general and administrative	1,331	9.6%	1,468	8.6%
Restructuring and other charges	141	1.1%	68	0.4%
Acquisition and divestiture charges	84	0.6%	20	0.1%
Amortization of intangible assets	85	0.6%	52	0.3%
Earnings from operations	765	5.5%	1,359	8.0%
Interest and other, net	(181)	(1.3)%	(32)	(0.2)%
Earnings before taxes	584	4.2%	1,327	7.8%
Provision for taxes	(97)	(0.7)%	(241)	(1.4)%
Net earnings	$487	3.5%	$1,086	6.4%

Three months ended January 31, 2023 compared with three months ended January 31, 2022
Net Revenue
Net revenue decreased 18.8% (decreased 14.7% on a constant currency basis). U.S. net revenue decreased 16.1% to $4.7 billion, and net revenue from international operations decreased 20.1% to $9.1 billion. The decrease in net revenue was primarily driven by demand softness across Personal Systems and Supplies as well as foreign currency impacts, partially offset by an increase in Commercial Printing.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Gross Margin
Gross margin increased by 0.4 percentage points, primarily driven by lower commodity cost, mix shift towards Printing, partially offset by foreign currency impacts and competitive pricing in Personal Systems.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense decreased 3.6%, primarily due to lower variable compensation partially offset by the Poly acquisition and joint R&D partner funding received in the prior-year period.
Selling, General and Administrative (“SG&A”)
SG&A expense decreased 9.3%, primarily due to lower variable compensation partially offset by the Poly acquisition.
Restructuring and Other Charges
Restructuring and other charges relate primarily to the Fiscal 2023 Plan. For more information, see Note 3, “Restructuring and other charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Acquisition and divestiture charges
Acquisition and divestiture charges primarily include direct third-party professional and legal fees, integration and divestiture-related costs, non-cash adjustments to the fair value of certain acquired assets, such as inventory, and certain compensation charges related to cash settlement of restricted stock units and performance-based restricted stock units from acquisitions. Acquisition and divestiture charges increased by $64 million, primarily due to the Poly acquisition.
Amortization of Intangible Assets
Amortization of intangible assets relates primarily to intangible assets resulting from acquisitions. Amortization of intangible assets increased by $33 million, primarily due to the Poly acquisition.
Interest and Other, Net
Interest and other, net expense increased $149 million, primarily due to higher interest expense on debt.
Provision for taxes
Our effective tax rate was 16.6% and 18.2% for the three months ended January 31, 2023 and 2022, respectively. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three months ended January 31, 2023 and 2022, was primarily due to tax effects of favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world.
During the three months ended January 31, 2023, we recorded $56 million of net income tax benefits related to discrete items in the provision for taxes. These amounts included $30 million of income tax benefits related to restructuring charges, $14 million related to acquisition charges and $12 million of other net tax benefits. During the three months ended January 31, 2023, discrete items in the provision for taxes and excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.

Segment Information
During the first quarter of fiscal 2023, the Company realigned the Personal Systems business units reporting structure. This realignment had no impact to the reportable segments identified by the Company. A description of the products and services for each segment can be found in Note 2, “Segment Information” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Personal Systems

	Three months ended January 31
	2023	2022	% Change
	Dollars in millions
Net revenue	$9,215	$12,196	(24.4)%
Earnings from operations	$497	$954	(47.9)%
Earnings from operations as a % of net revenue	5.4%	7.8%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue		Weighted Net Revenue Change(1)
	2023	2022
	Dollars in millions		Percentage Points
Commercial PS	$6,429	$7,857	(11.7)%
Consumer PS	2,786	4,339	(12.7)%
Total Personal Systems	$9,215	$12,196	(24.4)%
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended January 31, 2023 compared with three months ended January 31, 2022
Personal Systems net revenue decreased 24.4% (decreased 19.7% on a constant currency basis) for the three months ended January 31, 2023. The net revenue decrease was primarily due to 27.9% decrease in commercial and consumer client PCs unit volume due to demand softness, partially offset by increase in revenue driven by the Poly acquisition. The average selling price (“ASPs”) remained flat, primarily due to foreign currency impacts, offset by mix shifts.
Commercial PS net revenue decreased 18.2% primarily driven by unit decline due to demand softness, and foreign currency impacts, partially offset by increase in hybrid systems revenue driven by the Poly acquisition.
Consumer PS net revenue decreased 35.8% driven by unit decline due to demand softness and lower ASPs. The lower ASPs were driven by foreign currency impacts and competitive pricing, partially offset by mix shifts.
Personal Systems earnings from operations as a percentage of net revenue decreased by 2.4 percentage points. The decrease was driven by a decline in gross margin and an increase in operating expenses as a percentage of revenue. The gross margin decreased primarily due to foreign currency impacts and competitive pricing, partially offset by lower commodity costs. Operating expenses as a percentage of revenue increased primarily driven by joint R&D partner funding received in the prior-year period and acquisition of Poly, partially offset by lower variable compensation.

Printing

	Three months ended January 31
	2023	2022	% Change
	Dollars in millions
Net revenue	$4,612	$4,831	(4.5)%
Earnings from operations	$870	$872	(0.2)%
Earnings from operations as a % of net revenue	18.9%	18.1%

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three Months Ended January 31
	Net Revenue		Weighted Net Revenue Change(1)
	2023	2022
	Dollars in millions		Percentage Points
Supplies	$2,857	$3,068	(4.4)%
Commercial Printing	1,056	1,039	0.4%
Consumer Printing	699	724	(0.5)%
Total Printing	$4,612	$4,831	(4.5)%
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended January 31, 2023 compared with three months ended January 31, 2022
Printing net revenue decreased 4.5% (decreased 2.2% on a constant currency basis) for the three months ended January 31, 2023. The decrease in net revenue was driven by Supplies and foreign currency impacts, partially offset by Commercial Printing. Net revenue for Supplies decreased 6.9%, primarily due to softening demand driven by market trends. Print hardware ASPs decreased 1.0% and unit volume increased 1.7%. Print hardware ASPs decreased primarily due to foreign currency impacts and mix shifts, partially offset by disciplined pricing in Commercial Printing. The increase in printer unit volume was primarily driven by unit increase in Consumer Printing partially offset by unit decrease in Commercial Printing.
Net revenue for Commercial Printing increased by 1.6%, primarily due to 13.5% increase in ASPs, partially offset by 7.5% decrease in printer unit volume. The increase in ASPs was primarily driven by disciplined pricing and mix shifts, partially offset by foreign currency impacts.
Net revenue for Consumer Printing decreased 3.5%, primarily due to 6.4% decrease in ASPs, partially offset by 3.4% increase in printer unit volume. The decrease in ASPs was primarily driven by foreign currency impacts and competitive pricing.
Printing earnings from operations as a percentage of net revenue increased by 0.8 percentage points. The increase was driven by a lower operating expenses as a percentage of revenue, partially offset by a decline in gross margin. Operating expenses as a percentage of revenue decreased primarily due to lower variable compensation, R&D spend in innovation, and go-to-market initiative expenses. The decline in gross margin is primarily driven by mix shifts and foreign currency impacts.
Corporate Investments
The loss from operations in Corporate Investments for the three months ended January 31, 2023, was primarily due to expenses associated with our incubation projects and investments in digital enablement.

LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that current cash, cash flow from operating activities, new borrowings, available commercial paper authorization and the credit facilities will be sufficient to meet HP’s operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and post-retirement funding requirements, authorized share repurchases and annual dividend payments for the foreseeable future. Additionally, if suitable acquisition opportunities arise, the Company may obtain all or a portion of the required financing through additional borrowings. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 and the market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this report.
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

Liquidity
 Our cash, cash equivalents and restricted cash and total debt were as follows:

	As of
	January 31, 2023	October 31, 2022
	In millions
Cash and cash equivalents	$1,405	$3,145
Restricted cash	$364	$—
Total debt	$10,759	$11,014

Our key cash flow metrics were as follows:

	Three months ended January 31
	2023	2022
	In millions
Net cash (used in) provided by operating activities	$(16)	$1,657
Net cash used in investing activities	(435)	(280)
Net cash used in financing activities	(925)	(2,282)
Net decrease in cash, cash equivalents and restricted cash	$(1,376)	$(905)
Operating Activities
Compared to the corresponding period in fiscal year 2022, net cash provided by operating activities decreased by $1.7 billion for the three months ended January 31, 2023, primarily due to unfavorable working capital changes and lower net earnings, partially offset by amounts collected and held on behalf of a third party for trade receivables previously sold and lower employee variable compensation payments.
Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	January 31, 2023	October 31, 2022	Change	January 31, 2022	October 31, 2021	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	28	28	—	27	30	(3)	1
Days of supply in inventory (“DOS”)	60	57	3	59	53	6	1
Days of purchases outstanding in accounts payable (“DPO”)	(110)	(114)	4	(119)	(108)	(11)	9
Cash conversion cycle	(22)	(29)	7	(33)	(25)	(8)	11
January 31, 2023 as compared to January 31, 2022
The cash conversion cycle is the sum of days of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from historical trends include, but are not limited to, changes in business mix, changes in payment terms and timing, extent of receivables factoring, macroeconomic factors, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for credit losses, by a 90-day average net revenue. The increase in DSO was primarily due to unfavorable revenue linearity, partially offset by higher factoring.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. The increase in DOS was primarily due to higher inventory in Print, offset by lower inventory in Personal Systems.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. The decrease in DPO was primarily due to lower purchasing volume in Personal Systems.
Investing Activities
Compared to the corresponding period in fiscal year 2022, net cash used in investing activities increased by $0.2 billion for the three months ended January 31, 2023, primarily due to collateral posted for derivatives instruments of $0.3 billion, partially offset by decrease in net investment in property, plant and equipment of $0.1 billion.
Financing Activities
Compared to the corresponding period in fiscal year 2022, net cash used in financing activities decreased by $1.4 billion for the three months ended January 31, 2023, primarily due to lower share repurchases of $1.4 billion and short term borrowing activity of $0.6 billion, partially offset by debt repurchase/redemption and settlement of $0.5 billion.
Share Repurchases and Dividends
During the three months ended January 31, 2023, HP returned $0.4 billion to the shareholders in the form of share repurchases of $0.1 billion and cash dividends of $0.3 billion. As of January 31, 2023, HP had approximately $2.0 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 10, “Stockholders’ Deficit”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Depending on these factors, we may, from time to time, incur additional indebtedness or refinance existing indebtedness. Outstanding borrowings decreased to $10.8 billion as of January 31, 2023 as compared to $11.0 billion as of October 31, 2022, bearing weighted-average interest rates of 3.9% and 3.7% for January 31, 2023 and October 31, 2022, respectively.
Our weighted-average interest rate reflects the effective interest rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 8, “Financial Instruments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of January 31, 2023, we maintained the 5-year sustainability-linked senior unsecured committed revolving credit facility with aggregate lending commitments of $5.0 billion which will be available until May 26, 2026. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
Available Borrowing Resources
As of January 31, 2023, we had available borrowing resources of $975 million from uncommitted lines of credit in addition to the revolving credit facility.
In December 2022, we filed a non-automatic shelf registration statement (the “2022 Shelf Registration Statement”) with the SEC to enable us, once the 2022 Shelf Registration Statement is declared effective by the SEC, to offer for sale, from time to time, in one or more offerings, $3.0 billion, in the aggregate, of debt securities, common stock, preferred stock, depository shares and warrants.
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

CONTRACTUAL AND OTHER OBLIGATIONS
Retirement and Post-Retirement Benefit Plan Contributions
As of January 31, 2023, we anticipate making contributions for the remainder of fiscal year 2023 of approximately $23 million to our non-U.S. pension plans, $26 million to cover benefit payments to U.S. non-qualified pension plan participants and $3 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.7 billion. We expect to make future cash payments of $0.3 billion in fiscal year 2023 with remaining cash payments through fiscal year 2025. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of January 31, 2023, we had approximately $628 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HP, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. Our exposure to market risk has not changed materially since October 31, 2022.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during the quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 12, “Litigation and Contingencies” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases during the three months ended January 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
November 2022	—	$—	—	2,134,564
December 2022	3,624	$27.60	3,624	2,034,564
January 2023	—	$—	—	2,034,564
Total	3,624		3,624
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On February 22, 2020, HP’s Board of Directors increased HP’s remaining share repurchase authorization to $15.0 billion in total. All share repurchases settled in the first quarter of fiscal year 2023 were open market transactions. As of January 31, 2023, HP had approximately $2.0 billion remaining under the share repurchase authorizations. From time-to-time HP intends to repurchase shares opportunistically and to offset the dilution created by shares issued under employee stock plans.

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
		10-Q	001-04423	10(e)(e)(e)(e)	March 5, 2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(g)(g)(g)	Amendment Number Three to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective November 17, 2020).*	10-Q	001-04423	10(f)(f)(f)(f)	March 5, 2021
10(h)(h)(h)	Five-Year Credit Agreement, dated as of May 26, 2021, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-04423	10.1	June 1, 2021
10(i)(i)(i)	Amendment Number Four to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective as of April 1, 2021 and December 31, 2021).*	10-Q	001-04423	10(j)(j)(j)	September 3, 2021
10(j)(j)(j)	Form of Grant Agreement for grants of restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(j)(j)(j)	March 7, 2022
10(k)(k)(k)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(k)(k)(k)	March 7, 2022
10(l)(l)(l)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(l)(l)(l)	March 7, 2022
10(m)(m)(m)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(m)(m)(m)	March 7, 2022
10(n)(n)(n)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(n)(n)(n)	March 7, 2022
10(o)(o)(o)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(o)(o)(o)	March 7, 2022
10(p)(p)(p)	Third Amended and Restated HP Inc. 2004 Stock Incentive Plan.*	8-K	001-04423	10.1	April 22, 2022
10(q)(q)(q)	Amendment Agreement, dated August 23, 2022 to the Five-Year Credit Agreement dated May 26, 2021, by and among HP Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-04423	10.1	August 26, 2022
10(r)(r)(r)	Plantronics, Inc. 2003 Stock Plan, as amended and restated.*	S-8	333-267151	4.4	August 29, 2022
10(s)(s)(s)	Amendment Number One to the Plantronics, Inc. 2003 Stock Plan, as amended and restated.*	S-8	333-267151	4.5	August 29, 2022
10(t)(t)(t)	Amendment Number Five to Registrant’s 2005 Executive Deferred Compensation Plan.*	10-K	001-04423	10(t)(t)(t)	December 6, 2022
10(u)(u)(u)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2022).*†
10(v)(v)(v)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2022).*†
10(w)(w)(w)	Form of Grant Agreement for grants of non-qualified stock options (for use from November 1, 2022).*†
10(x)(x)(x)	Form of Retention Grant Agreement for grants of non-qualified stock options (for use from November 1, 2022).*†
10(y)(y)(y)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2022).*†
10(z)(z)(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options (for use from November 1, 2022).*†

10(a)(a)(a)(a)
Second Amendment to Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective February 28, 2020, for Performance-Contingent Stock Options generally granted on or after December 7, 2022.*†

10(b)(b)(b)(b)	Form of Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan).*†
10(c)(c)(c)(c)	Form of Retention Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan).*†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).†

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
Date: March 1, 2023