Form 10-Q
period 2023-04-30
HP INC
filed 2023-05-31
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP Inc. common stock outstanding as of April 30, 2023 was 985,956,114 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended April 30, 2023
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, they could affect the business and results of operations of HP Inc. and its consolidated subsidiaries (“HP”) which may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any statements regarding the impact of the COVID-19 pandemic; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings (including the Fiscal 2023 Plan (as defined below)), net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, demand, performance, market share or competitive performance relating to products or services; any statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims, disputes or other litigation matters; any statements of expectation or belief as to the timing and expected benefits of acquisitions and other business combination and investment transactions (including the recent acquisition of Plantronics, Inc. (“Poly”)); and any statements of assumptions underlying any of the foregoing. Forward-looking statements can also generally be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Risks, uncertainties and assumptions that could affect our business and results of operations include factors relating to the impact of macroeconomic and geopolitical trends, changes and events, including the Russian invasion of Ukraine and tension across the Taiwan Strait and the regional and global ramifications of these events; recent volatility in global capital markets, increases in benchmark interest rates, the effects of inflation and instability of financial institutions; risks associated with HP’s international operations; the effects of the COVID-19 pandemic; the execution and performance of contracts by HP and its suppliers, customers, clients and partners, including logistical challenges with respect to such execution and performance; changes in estimates and assumptions HP makes in connection with the preparation of its financial statements; the need to manage (and reliance on) third-party suppliers, including with respect to component shortages, and the need to manage HP’s global, multi-tier distribution network, limit potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; HP’s ability to execute on its strategic plans, including the previously announced initiatives, business model changes and transformation; execution of planned structural cost reductions and productivity initiatives; HP’s ability to complete any contemplated share repurchases, other capital return programs or other strategic transactions; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy and business model changes and transformation; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution, reseller and customer landscape; the development and transition of new products and services and the enhancement of existing products and services to meet evolving customer needs and respond to emerging technological trends; successfully competing and maintaining the value proposition of HP’s products, including supplies; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products or our uneven sales cycle; integration and other risks associated with business combination and investment transactions; the results of our restructuring plans (including the Fiscal 2023 Plan), including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of our restructuring plans; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; the hiring and retention of key employees; disruptions in operations from system security risks, data protection breaches, cyberattacks, extreme weather conditions or other effects of climate change, medical epidemics or pandemics such as the COVID-19 pandemic, and other natural or manmade disasters or catastrophic events; the impact of changes to federal, state, local and foreign laws and regulations, including environmental regulations and tax laws; our aspirations related to environmental, social and governance matters; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other risks that are described herein, as well as the risks discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this report are made as of the date of this filing and HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended April 30		Six months ended April 30
	2023	2022	2023	2022
	In millions, except per share amounts
Net revenue	$12,913	$16,490	$26,741	$33,518
Costs and expenses:
Cost of revenue	9,984	13,157	21,003	26,800
Research and development	410	425	813	843
Selling, general and administrative	1,398	1,464	2,729	2,932
Restructuring and other charges	200	82	341	150
Acquisition and divestiture charges	73	32	157	52
Amortization of intangible assets	86	52	171	104
Total costs and expenses	12,151	15,212	25,214	30,881
Earnings from operations	762	1,278	1,527	2,637
Interest and other, net	(160)	(39)	(341)	(71)
Earnings before taxes	602	1,239	1,186	2,566
Benefit from (provision for) taxes	464	(239)	367	(480)
Net earnings	$1,066	$1,000	$1,553	$2,086

Net earnings per share:
Basic	$1.08	$0.95	$1.57	$1.96
Diluted	$1.07	$0.94	$1.56	$1.94

Weighted-average shares used to compute net earnings per share:
Basic	991	1,050	990	1,066
Diluted	998	1,062	997	1,078
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended April 30		Six months ended April 30
	2023	2022	2023	2022
	In millions
Net earnings	$1,066	$1,000	$1,553	$2,086
Other comprehensive income before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized (loss) gains arising during the period	—	(4)	4	(6)

Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(66)	603	(689)	902
Losses (gains) reclassified into earnings	162	(120)	(172)	(164)
	96	483	(861)	738
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	6	1	(32)	22
Amortization of actuarial loss and prior service benefit	—	5	—	11
Curtailments, settlements and other	(1)	—	—	—
	5	6	(32)	33

Change in cumulative translation adjustment	9	(32)	38	(42)
Other comprehensive income (loss) before taxes	110	453	(851)	723
(Provision for) benefit from taxes	(22)	(90)	170	(116)
Other comprehensive income (loss), net of taxes	88	363	(681)	607
Comprehensive income	$1,154	$1,363	$872	$2,693
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	April 30, 2023	October 31, 2022
	In millions, except par value
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,940	$3,145
Accounts receivable, net of allowance for credit losses of $92 and $107, respectively	4,137	4,546
Inventory	7,221	7,595
Other current assets	3,725	4,515
Total current assets	17,023	19,801
Property, plant and equipment, net	2,771	2,774
Goodwill	8,618	8,541
Other non-current assets	7,954	7,471
Total assets	$36,366	$38,587
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$240	$218
Accounts payable	13,317	15,284
Other current liabilities	10,477	10,651
Total current liabilities	24,034	26,153
Long-term debt	10,360	10,796
Other non-current liabilities	4,456	4,556
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 986 and 980 shares issued and outstanding at April 30, 2023 and October 31, 2022, respectively)	10	10
Additional paid-in capital	1,344	1,172
Accumulated deficit	(3,470)	(4,413)
Accumulated other comprehensive (loss) income	(368)	313
Total stockholders’ deficit	(2,484)	(2,918)
Total liabilities and stockholders’ deficit	$36,366	$38,587
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six months ended April 30
	2023	2022
	In millions
Cash flows from operating activities:
Net earnings	$1,553	$2,086
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	421	390
Stock-based compensation expense	262	203
Restructuring and other charges	341	150
Deferred taxes on earnings	(817)	(5)
Other, net	36	304
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	426	91
Inventory	354	(1,270)
Accounts payable	(1,914)	981
Net investment in leases	(51)	(41)
Taxes on earnings	329	(23)
Restructuring and other	(167)	(146)
Other assets and liabilities	(153)	(555)
Net cash provided by operating activities	620	2,165
Cash flows from investing activities:
Investment in property, plant and equipment, net	(322)	(451)
Purchases of available-for-sale securities and other investments	(5)	(8)
Maturities and sales of available-for-sale securities and other investments	18	7
Collateral (posted) returned for derivative instruments	(127)	14
Payment made in connection with business acquisitions, net of cash acquired	(5)	(24)
Net cash used in investing activities	(441)	(462)
Cash flows from financing activities:
Payment of short-term borrowings with original maturities less than 90 days, net	(10)	(400)
Proceeds from debt, net of issuance costs	117	2,060
Payment of debt	(587)	(96)
Stock-based award activities and others	(86)	(97)
Repurchase of common stock	(100)	(2,518)
Cash dividends paid	(518)	(533)
Collateral returned for derivative instruments	(200)	—
Settlement of cash flow hedges	—	59
Net cash used in financing activities	(1,384)	(1,525)
(Decrease) increase in cash, cash equivalents and restricted cash	(1,205)	178
Cash, cash equivalents and restricted cash at beginning of period	3,145	4,299
Cash, cash equivalents and restricted cash at end of period	$1,940	$4,477
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance January 31, 2022	1,059,900	$11	$1,046	$(3,369)	$(16)	$(2,328)
Net earnings				1,000		1,000
Other comprehensive income, net of taxes					363	363
Comprehensive income						1,363
Issuance of common stock in connection with employee stock plans and other	608		(7)			(7)
Repurchases of common stock (Note 10)	(27,116)	(1)	(28)	(970)		(999)
Cash dividends				3		3
Stock-based compensation expense			70			70
Balance April 30, 2022	1,033,392	$10	$1,081	$(3,336)	$347	$(1,898)

Balance January 31, 2023	985,089	$10	$1,256	$(4,540)	$(456)	$(3,730)
Net earnings				1,066		1,066
Other comprehensive income, net of taxes					88	88
Comprehensive income						1,154
Issuance of common stock in connection with employee stock plans and other	787		(7)			(7)
Cash dividends				4		4
Stock-based compensation expense			95			95
Balance April 30, 2023	985,876	$10	$1,344	$(3,470)	$(368)	$(2,484)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2021	1,092,205	$11	$1,060	$(2,461)	$(260)	$(1,650)
Net earnings				2,086		2,086
Other comprehensive income, net of taxes					607	607
Comprehensive income						2,693
Issuance of common stock in connection with employee stock plans and other	10,384		(113)			(113)
Repurchases of common stock (Note 10)	(69,197)	(1)	(69)	(2,428)		(2,498)
Cash dividends ($0.50 per common share)				(533)		(533)
Stock-based compensation expense			203			203
Balance April 30, 2022	1,033,392	$10	$1,081	$(3,336)	$347	$(1,898)

Balance October 31, 2022	979,869	$10	$1,172	$(4,413)	$313	$(2,918)
Net earnings				1,553		1,553
Other comprehensive loss, net of taxes					(681)	(681)
Comprehensive income						872
Issuance of common stock in connection with employee stock plans and other	9,631		(86)			(86)
Repurchases of common stock (Note 10)	(3,624)		(4)	(96)		(100)
Cash dividends ($0.53 per common share)				(514)		(514)
Stock-based compensation expense			262			262
Balance April 30, 2023	985,876	$10	$1,344	$(3,470)	$(368)	$(2,484)
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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of April 30, 2023, the extent to which the current macroeconomic factors will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As the events continue to evolve with respect to the ongoing macroeconomic factors, our estimates may materially change in future periods.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2021, the FASB issued guidance that enhances the transparency of government assistance by requiring annual disclosure of the types of assistance received, an entity’s accounting for the assistance, and the effect of the assistance on the entity’s financial statements. HP is required to adopt the guidance for its annual period ending on October 31, 2023. Early adoption is permitted. HP is currently evaluating the impact of this guidance on its disclosures.
In September 2022, the FASB issued guidance that enhances the transparency about the use of supplier finance programs. Under the new guidance, companies that use a supplier finance program in connection with the purchase of goods or services will be required to disclose information about the program to allow users of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. HP is required to adopt the guidance in the first quarter of fiscal year 2024, except for the amendment on roll forward information which is effective one year later. Early adoption is permitted. HP is currently evaluating the impact of this guidance on its disclosures.

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
Realignment
Effective the first quarter of fiscal 2023, HP realigned the Personal Systems business units reporting structure into Commercial PS and Consumer PS to align with its customer market segmentation. Additionally, in connection with certain other organizational realignments, some costs which were earlier reflected under “Corporate and unallocated cost and other” have now been reclassified to the Personal Systems and Printing segments.
HP has reflected these changes to its prior reporting periods on an as-if basis. The reporting change had no impact to previously reported segment net revenue, consolidated net revenue, net earnings or net earnings per share (“EPS”).

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)
Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	Three months ended April 30		Six months ended April 30
	2023	2022	2023	2022
	In millions
Net revenue:
Commercial PS	$5,922	$7,817	$12,351	$15,674
Consumer PS	2,254	3,715	5,040	8,054
Personal Systems	8,176	11,532	17,391	23,728
Supplies	3,006	3,131	5,863	6,199
Commercial Printing	1,089	1,042	2,145	2,081
Consumer Printing	641	790	1,340	1,514
Printing	4,736	4,963	9,348	9,794
Corporate Investments	3	—	4	1
Total segment net revenue	12,915	16,495	26,743	33,523
Other	(2)	(5)	(2)	(5)
Total net revenue	$12,913	$16,490	$26,741	$33,518

Earnings before taxes:
Personal Systems	$445	$794	$942	$1,748
Printing	899	949	1,769	1,821
Corporate Investments	(38)	(52)	(71)	(126)
Total segment earnings from operations	1,306	1,691	2,640	3,443
Corporate and unallocated costs and other	(90)	(177)	(182)	(297)
Stock-based compensation expense	(95)	(70)	(262)	(203)
Restructuring and other charges	(200)	(82)	(341)	(150)
Acquisition and divestiture charges	(73)	(32)	(157)	(52)
Amortization of intangible assets	(86)	(52)	(171)	(104)
Interest and other, net	(160)	(39)	(341)	(71)
Total earnings before taxes	$602	$1,239	$1,186	$2,566

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the six months ended April 30, 2023 and 2022 summarized by plan were as follows:

	Fiscal 2023 Plan
	Severance and EER		Non-labor	Other prior-year plans(1)	Total
	In millions
Accrued balance as of October 31, 2022	$—		$—	$32	$32
Charges	294		13	2	309
Cash payments	(92)		(8)	(35)	(135)
Non-cash and other adjustments	(141)	(2)	(5)	3	(143)
Accrued balance as of April 30, 2023	$61		$—	$2	$63
Total costs incurred to date as of April 30, 2023	$294		$13	$867	$1,174

Reflected in Consolidated Condensed Balance Sheets
Other current liabilities	$61		$—	$2	$63

Accrued balance as of October 31, 2021	$—		$—	$75	$75
Charges	—		—	145	145
Cash payments	—		—	(141)	(141)
Non-cash and other adjustments	—		—	(32)	(32)
Accrued balance as of April 30, 2022	$—		$—	$47	$47

HP’s restructuring charges for the three months ended April 30, 2023 summarized by the plans outlined below were as follows:

	Fiscal 2023 Plan
	Severance and EER	Non-labor	Other prior-year plans(1)	Total
	In millions
For the three months ended April 30, 2023	$172	$4	$2	$178
(1)     Primarily includes the fiscal 2020 plan along with other legacy plans, all of which are substantially complete. HP does not expect any further material activity associated with these plans.
(2)    Includes reclassification of liability related to the Enhanced Early Retirement (“EER”) program of $139 million for pension and post-retirement plan special termination benefits. See Note 4 “Retirement and Post-Retirement Benefit Plans” for further information.

Fiscal 2023 Plan
On November 18, 2022, HP’s Board of Directors approved the Future Ready Plan (the “Fiscal 2023 Plan”) intended to enable digital transformation, portfolio optimization and operational efficiency which HP expects will be implemented through fiscal 2025. HP expects to reduce global headcount by approximately 4,000 to 6,000 employees. HP estimates that it will incur pre-tax charges of approximately $1.0 billion relating to labor and non-labor actions. HP expects to incur approximately $0.7 billion primarily in labor costs related to workforce reductions and the remaining costs will relate to non-labor actions and other charges.
Other charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts and transformation program management costs, and are distinct from ongoing operational costs. These costs primarily relate to third-party professional services and other costs. For the three and six months ended April 30, 2023, HP incurred $22 million

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 3: Restructuring and Other Charges (Continued)
and $32 million of other charges, respectively. For the three and six months ended April 30, 2022, HP incurred $4 million and $5 million of other charges, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2023	2022	2023	2022	2023	2022
	In millions
Service cost	$—	$—	$11	$14	$—	$—
Interest cost	55	40	10	5	3	2
Expected return on plan assets	(64)	(75)	(13)	(12)	(3)	(2)
Amortization and deferrals:
Actuarial loss (gain)	4	2	1	9	(4)	(4)
Prior service cost (credit)	—	—	2	1	(3)	(3)
Net periodic benefit (credit) cost	(5)	(33)	11	17	(7)	(7)
Settlement loss	—	—	(1)	—	—	—
Special termination benefit cost	105	—	—	—	34	—
Total periodic benefit (credit) cost	$100	$(33)	$10	$17	$27	$(7)

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2023	2022	2023	2022	2023	2022
	In millions
Service cost	$—	$—	$20	$28	$—	$—
Interest cost	109	80	20	11	7	4
Expected return on plan assets	(129)	(149)	(26)	(25)	(6)	(4)
Amortization and deferrals:
Actuarial loss (gain)	9	3	2	19	(8)	(8)
Prior service cost (credit)	—	—	3	3	(6)	(6)
Net periodic benefit (credit) cost	(11)	(66)	19	36	(13)	(14)
Special termination benefit cost	105	—	—	—	34	—
Total periodic benefit (credit) cost	$94	$(66)	$19	$36	$21	$(14)

Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2023, HP anticipates making contributions of approximately $36 million to its non-U.S. pension plans, approximately $32 million to its U.S. non-qualified plan participants and approximately $4 million to cover benefit claims under HP’s post-retirement benefit plans. During the six months ended April 30, 2023, HP contributed $21 million to its non-U.S. pension plans, paid $13 million to cover benefit payments to U.S. non-qualified plan participants and paid $3 million to cover benefit claims under HP’s post-retirement benefit plans.
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
Retirement Incentive Program
As part of the Fiscal 2023 Plan, HP announced a voluntary EER program for its U.S. employees in January 2023. Voluntary participation in the EER program was limited to employees at least 55 years old with 10 or more years of service at HP. Employees accepted into the EER program are leaving HP on dates ranging from March 15, 2023 to October 31, 2023. The U.S. defined benefit pension plan was amended to provide that the EER benefit will be paid from the plan for eligible electing EER participants. The retirement incentive benefit is calculated as a lump sum based on years of service at HP at the time of retirement, ranging from 20 to 52 weeks of pay. As a result of this retirement incentive, HP recognized a special termination benefit (“STB”) expense of $105 million for each of the three and six months ended April 30, 2023 as a restructuring charge. This expense is the present value of all additional benefits that HP will distribute from the pension plan assets.
All employees participating in the EER program were offered the opportunity to continue health care coverage at the active employee contribution rates for up to 36 months following retirement, but not beyond age 65 when Medicare is available. In addition, HP is providing up to $12,000 in employer credits under the Retirement Medical Savings Account program. HP recognized an additional STB expense of $34 million as restructuring and other charges for each of the three and six months ended April 30, 2023 for the health care incentives.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was (77.1)% and 19.3% for the three months ended April 30, 2023 and 2022, respectively, and (30.9)% and 18.7% for the six months ended April 30, 2023 and 2022, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three and six months ended April 30, 2023 was primarily due to tax effects of internal reorganization. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three and six months ended April 30, 2022 was primarily due to tax effects of favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world.
During the three and six months ended April 30, 2023, HP recorded $636 million and $692 million, respectively, of net income tax benefits related to discrete items in the provision for taxes. These amounts included income tax benefits of $691 million and $697 million related to tax effects of internal reorganization, $36 million and $66 million related to restructuring charges, and $13 million and $27 million related to acquisition and divestiture charges for the three and six months ended April 30, 2023, respectively. The six months ended April 30, 2023 also included $11 million of other net tax benefits. These benefits were partially offset by income tax charges of $62 million and $58 million related to audit settlements in various jurisdictions, $34 million and $36 million related to the filing of tax returns in various jurisdictions, and $8 million and $15 million of uncertain tax position charges for the three and six months ended April 30, 2023, respectively. During the three and six months ended April 30, 2023, discrete items in the provision for taxes and excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
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
Uncertain Tax Positions
As of April 30, 2023, the amount of gross unrecognized tax benefits was $1.1 billion, of which up to $853 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits increased by $95 million for the six months ended April 30, 2023. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of April 30, 2023 and 2022, HP had accrued $86 million and $81 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by $67 million within the next 12 months, affecting HP’s effective tax rate if realized.
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

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 6: Supplementary Financial Information

Cash, cash equivalents and restricted cash

	As of
	April 30, 2023	October 31, 2022
	In millions
Cash and cash equivalents	$1,923	$3,145
Restricted cash(1)	17	—
	$1,940	$3,145
(1)    Restricted Cash is related to amounts collected and held on behalf of a third party for trade receivables previously sold.

Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

Six months ended April 30, 2023
In millions
Balance at beginning of period	$107
Benefit of allowance for credit losses	(10)
Deductions, net of recoveries	(5)
Balance at end of period	$92
HP utilizes certain third-party arrangements in the normal course of business as part of HPs cash and liquidity management and also to provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of April 30, 2023 and October 31, 2022 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended April 30		Six months ended April 30
	2023	2022	2023	2022
	In millions
Balance at beginning of period(1)	$128	$121	$185	$131
Trade receivables sold	3,179	3,002	6,857	5,969
Cash receipts	(3,136)	(2,941)	(6,888)	(5,914)
Foreign currency and other	3	(9)	20	(13)
Balance at end of period(1)	$174	$173	$174	$173
(1) Amounts outstanding from third parties reported in Accounts receivable in the Consolidated Condensed Balance Sheets.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Inventory

	As of
	April 30, 2023	October 31, 2022
	In millions
Finished goods	$3,986	$4,885
Purchased parts and fabricated assemblies	3,235	2,710
	$7,221	$7,595

Other Current Assets

	As of
	April 30, 2023	October 31, 2022
	In millions
Prepaid and other current assets	$1,539	$2,170
Supplier and other receivables	1,299	1,377
Value-added taxes receivable	887	968
	$3,725	$4,515

Property, Plant and Equipment, net

	As of
	April 30, 2023	October 31, 2022
	In millions
Land, buildings and leasehold improvements	$2,273	$2,255
Machinery and equipment, including equipment held for lease	5,361	5,337
	7,634	7,592
Accumulated depreciation	(4,863)	(4,818)
	$2,771	$2,774

Other Non-Current Assets

	As of
	April 30, 2023	October 31, 2022
	In millions
Deferred tax assets	$3,092	$2,159
Intangible assets	1,776	1,933
Right-of-use assets	1,241	1,236
Prepaid pension and post-retirement benefit assets	541	679
Deposits and prepaids	504	474
Other	800	990
	$7,954	$7,471

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Other Current Liabilities

	As of
	April 30, 2023	October 31, 2022
	In millions
Sales and marketing programs	$2,913	$2,967
Deferred revenue	1,377	1,393
Other accrued taxes	1,024	1,064
Employee compensation and benefit	998	954
Warranty	580	619
Operating lease liabilities	451	405
Tax liability	379	286
Other	2,755	2,963
	$10,477	$10,651

Other Non-Current Liabilities

	As of
	April 30, 2023	October 31, 2022
	In millions
Deferred revenue	$1,215	$1,171
Tax liability	934	931
Operating lease liability	885	875
Pension, post-retirement, and post-employment liabilities	599	600
Deferred tax liability	37	121
Other	786	858
	$4,456	$4,556

Interest and other, net

	Three months ended April 30		Six months ended April 30
	2023	2022	2023	2022
	In millions
Interest expense on borrowings	$(153)	$(74)	$(297)	$(136)
Loss on extinguishment of debt	—	—	(8)	—
Non-operating retirement-related credits	$13	$36	25	72
Factoring costs(1)	(30)	—	(62)	—
Other, net	10	(1)	1	(7)
	$(160)	$(39)	$(341)	$(71)
(1) For the three and six months ended April 30, 2022, Factoring costs were included in Selling, general and administrative and were not material.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Net revenue by region

	Three months ended April 30		Six months ended April 30
	2023	2022	2023	2022
	In millions
Americas	$5,452	$6,903	$11,225	$13,762
Europe, Middle East and Africa	4,388	6,022	9,028	11,958
Asia-Pacific and Japan	3,073	3,565	6,488	7,798
Total net revenue	$12,913	$16,490	$26,741	$33,518

Value of Remaining Performance Obligations
    As of April 30, 2023, the estimated value of transaction price allocated to remaining performance obligations was $3.7 billion. HP expects to recognize approximately $1.7 billion of the unearned amount in next 12 months and $2.0 billion thereafter.
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
Contract Liabilities
As of April 30, 2023 and October 31, 2022, HP’s contract liabilities balances were $2.6 billion and $2.5 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Consolidated Condensed Balance Sheets.
The increase in the contract liabilities balance for the six months ended April 30, 2023, was primarily driven by sales of fixed-price support and maintenance services, partially offset by $0.8 billion of revenue recognized that was included in the contract liabilities balance as of October 31, 2022.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
    The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2023				As of October 31, 2022
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$607	$—	$607	$—	$904	$—	$904
Government debt(1)	374	—	—	374	1,289	—	—	1,289
Available-for-Sale Investments:
Financial institution instruments	—	3	—	3	—	5	—	5
Marketable securities and mutual funds	5	48	—	53	17	41	—	58
Derivative Instruments:
Foreign currency contracts	—	287	—	287	—	1,088	—	1,088
Other derivatives	—	1	—	1	—	2	—	2
Total assets	$379	$946	$—	$1,325	$1,306	$2,040	$—	$3,346
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$57	$—	$57	$—	$78	$—	$78
Foreign currency contracts	—	368	—	368	—	295	—	295
Other derivatives	—	—	—	—	—	1	—	1
Total liabilities	$—	$425	$—	$425	$—	$374	$—	$374

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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $9.9 billion as compared to its carrying amount of $10.6 billion at April 30, 2023. The fair value of HP’s short- and long-term debt was $9.6 billion as compared to its carrying value of $11.0 billion at October 31, 2022. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of April 30, 2023				As of October 31, 2022
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$607	$—	$—	$607	$904	$—	$—	$904
Government debt	374	—	—	374	1,289	—	—	1,289
Total cash equivalents	981	—	—	981	2,193	—	—	2,193
Available-for-Sale Investments:
Financial institution instruments	3	—	—	3	5	—	—	5
Marketable securities and mutual funds	41	12	—	53	50	8	—	58
Total available-for-sale investments	44	12	—	56	55	8	—	63
Total cash equivalents and available-for-sale investments	$1,025	$12	$—	$1,037	$2,248	$8	$—	$2,256
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of April 30, 2023 and October 31, 2022, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of April 30, 2023
	Amortized Cost	Fair Value
	In millions
Due in one year	$3	$3
Non-marketable equity securities in privately held companies are included in Other non-current assets in the Consolidated Condensed Balance Sheets. These amounted to $111 million and $110 million as of April 30, 2023 and October 31, 2022, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded for the three and six months ended April 30, 2023.
Derivative Instruments
HP uses derivative instruments, primarily forward contracts, interest rate swaps, total return swaps, treasury rate locks, forward starting swaps and option contracts to offset business exposure to foreign currency and interest rate risk on expected future cash flows and on certain existing assets and liabilities. HP may designate its derivative contracts as fair value hedges or cash flow hedges and classifies the cash flows with the activities that correspond to the underlying hedged items. Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Consolidated Condensed Balance Sheets.
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The Company includes gross collateral posted and received in other current assets and other current liabilities in the Consolidated Condensed Balance Sheets, respectively. The fair value of derivatives with credit contingent features in a net liability position was $176 million and $82 million as of April 30, 2023 and as of October 31, 2022, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of April 30, 2023 and October 31, 2022.
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
During the three and six months ended April 30, 2023 and 2022, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

	As of April 30, 2023					As of October 31, 2022
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$—	$—	$57	$750	$—	$—	$—	$78
Cash flow hedges:
Foreign currency contracts	15,254	213	58	284	70	16,014	820	256	206	72
Total derivatives designated as hedging instruments	16,004	213	58	284	127	16,764	820	256	206	150
Derivatives not designated as hedging instruments
Foreign currency contracts	4,538	16	—	14	—	4,554	12	—	17	—
Other derivatives	128	1	—	—	—	122	2	—	1	—
Total derivatives not designated as hedging instruments	4,666	17	—	14	—	4,676	14	—	18	—
Total derivatives	$20,670	$230	$58	$298	$127	$21,440	$834	$256	$224	$150

Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of April 30, 2023 and October 31, 2022, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Condensed Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
As of April 30, 2023
Derivative assets	$288	$—	$288	$242	$39	(1)	$7
Derivative liabilities	$425	$—	$425	$242	$165	(2)	$18
As of October 31, 2022
Derivative assets	$1,090	$—	$1,090	$290	$616	(1)	$184
Derivative liabilities	$374	$—	$374	$290	$86	(2)	$(2)
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
Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship were as follows:

Derivative Instrument	Hedged Item	Location	Year	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Three months ended April 30
Interest rate contract	Fixed-rate debt	Interest and other, net	2023	$(160)	$7	$(7)
			2022	$(39)	$(31)	$31
Six months ended April 30
Interest rate contract	Fixed-rate debt	Interest and other, net	2023	$(341)	$21	$(21)
			2022	$(71)	$(42)	$42

The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive (loss) income was as follows:

	Three months ended April 30		Six months ended April 30
	2023	2022	2023	2022
	In millions
Gain/(loss) recognized in Accumulated other comprehensive (loss) income on derivatives:
Foreign currency contracts	$(66)	$553	$(689)	$833
Interest rate contracts	$—	$50	$—	$69
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of cash flow hedges are recorded				Gain/(loss) reclassified from Accumulated other comprehensive (loss) income into earnings
	Three months ended April 30		Six months ended April 30		Three months ended April 30		Six months ended April 30
	2023	2022	2023	2022	2023	2022	2023	2022
	In millions
Net revenue	$12,913	$16,490	$26,741	$33,518	$(109)	$142	$277	$199
Cost of revenue	(9,984)	(13,157)	(21,003)	(26,800)	(55)	(21)	(109)	(35)
Other operating expenses	(2,167)	(2,055)	(4,211)	(4,081)	(1)	—	(2)	1
Interest and other, net	(160)	(39)	(341)	(71)	3	(1)	6	(1)
Total					$(162)	$120	$172	$164
As of April 30, 2023, HP expects to reclassify an estimated accumulated other comprehensive loss of $82 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive (loss) income based on the change of market rate, and therefore could have different impact on earnings.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Condensed Statements of Earnings for the three and six months ended April 30, 2023 and 2022 was as follows:

	Gain/(loss) recognized in earnings on derivative instrument
		Three months ended April 30		Six months ended April 30
	Location	2023	2022	2023	2022
		In millions
Foreign currency contracts	Interest and other, net	$4	$32	$(40)	$(5)
Other derivatives	Interest and other, net	(6)	(1)	—	(12)
Total		$(2)	$31	$(40)	$(17)

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of April 30, 2023		As of October 31, 2022
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Current portion of long-term debt	$166	6.1%	$165	5.4%
Notes payable to banks, lines of credit and other	74	1.0%	53	0.6%
	$240		$218
Long-Term Debt

	As of
	April 30, 2023	October 31, 2022
	In millions
U.S. Dollar Global Notes(1)
$1,200 issued at discount to par at a price of 99.863% at 6.00%, due September 2041	$1,199	$1,199
$1,150 issued at discount to par at a price of 99.769% at 2.2%, due June 2025	1,149	1,149
$1,000 issued at discount to par at a price of 99.718% at 3.0%, due June 2027	998	997
$850 issued at discount to par at a price of 99.790% at 3.4%, due June 2030	848	848
$1,000 issued at discount to par at a price of 99.808% at 1.45%, due June 2026	999	999
$1,000 issued at discount to par at a price of 99.573% at 2.65%, due June 2031(2)	997	996
$1,000 issued at discount to par at a price of 99.767% at 4.00%, due April 2029	999	999
$1,000 issued at discount to par at a price of 99.966% at 4.20%, due April 2032	1,000	1,000
$900 issued at discount to par at a price of 99.841% at 4.75%, due January 2028	899	899
$1,100 issued at discount to par at a price of 99.725% at 5.50%, due January 2033	1,097	1,097
$500 issued at par at a price of 100% at 4.75%, due March 2029(3)	3	500
	10,188	10,683
Other borrowings at 1.58%-8.30%, due in calendar years 2023-2029	466	436
Fair value adjustment related to hedged debt	(57)	(78)
Unamortized debt issuance cost	(71)	(80)
Current portion of long-term debt	(166)	(165)
Total long-term debt	$10,360	$10,796
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
(3)During the six months ended April 30, 2023, HP repurchased or redeemed and settled $497 million of the March 2029 Notes related to the August 2022 Poly acquisition.

As disclosed in Note 8, “Financial Instruments”, HP uses interest rate swaps to mitigate some of the exposure of its debt portfolio to changes in fair value resulting from changes in benchmark interest rates. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.
Commercial Paper
As of April 30, 2023, HP maintained a U.S. commercial paper program for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. The principal amount outstanding under this program and certain short-term borrowings at any time cannot exceed a $6.0 billion authorization by HP’s Board of Directors.

Table of Contents 10
HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Borrowings (Continued)
Credit Facilities
As of April 30, 2023, HP maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility, which HP entered into in May 2021, and a $1.0 billion senior unsecured committed 364-day revolving credit facility, which HP entered into in March 2023. Commitments under the $5.0 billion revolving credit facility will be available until May 26, 2026 and commitments under the $1.0 billion 364-day revolving credit facility will be available until March 19, 2024. Commitment fees, interest rates and other terms of borrowing under the revolving credit facilities vary based on HP’s external credit ratings and, for the $5.0 billion facility, certain sustainability metrics. Funds borrowed under the revolving credit facilities may be used for general corporate purposes.
As of April 30, 2023, HP was in compliance with the covenants in the credit agreements governing the revolving credit facilities.
Available Borrowing Resources
As of April 30, 2023, HP had available borrowing resources of $1.2 billion from uncommitted lines of credit in addition to the revolving credit facilities.

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. There were no share repurchases during the three months ended April 30, 2023. During the six months ended April 30, 2023, HP executed share repurchases of 3.6 million shares and settled total shares for $0.1 billion. During the three and six months ended April 30, 2022, HP executed share repurchases of 27 million shares and 69 million shares and settled total shares for $1.0 billion and $2.5 billion respectively. Share repurchases executed during the three and six months ended April 30, 2022 included 1 million shares settled in May 2022.
The shares repurchased during the six months ended April 30, 2023 and 2022 were all open market repurchase transactions. As of April 30, 2023, HP had approximately $2.0 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

Tax effects related to Other Comprehensive Income (Loss)

	Three months ended April 30		Six months ended April 30
	2023	2022	2023	2022
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax benefit (provision) on unrealized (losses) gains arising during the period	$—	$1	$(1)	$1

Tax effect on change in unrealized components of cash flow hedges:
Tax benefit (provision) on unrealized (losses) gains arising during the period	20	(114)	126	(146)
Tax (benefit) provision on losses (gains) reclassified into earnings	(41)	24	37	36
	(21)	(90)	163	(110)
Tax effect on change in unrealized components of defined benefit plans:
Tax (provision) benefit on gains (losses) arising during the period	(1)	—	8	(6)
Tax benefit on amortization of actuarial loss and prior service benefit	—	(1)	—	(2)
Tax provision on curtailments, settlements and other	—	(1)	—	(1)
	(1)	(2)	8	(9)

Tax effect on change in cumulative translation adjustment	—	1	—	2
Tax (provision) benefit on other comprehensive income (loss)	$(22)	$(90)	$170	$(116)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended April 30		Six months ended April 30
	2023	2022	2023	2022
	In millions
Other comprehensive income (loss), net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized (losses) gains arising during the period	$—	$(3)	$3	$(5)

Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(46)	489	(563)	756
Losses (gains) reclassified into earnings	121	(96)	(135)	(128)
	75	393	(698)	628
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	5	1	(24)	16
Amortization of actuarial loss and prior service benefit(1)	—	4	—	9
Curtailments, settlements and other	(1)	(1)	—	(1)
	4	4	(24)	24

Change in cumulative translation adjustment	9	(31)	38	(40)
Other comprehensive income (loss), net of taxes	$88	$363	$(681)	$607
(1)These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.

The components of Accumulated other comprehensive income (loss), net of taxes and changes were as follows:

	Six months ended April 30, 2023
	Net unrealized gains (losses) on available-for-sale debt securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive income (loss)
	In millions
Balance at beginning of period	$6	$648	$(295)	$(46)	$313
Other comprehensive gain (loss) before reclassifications	3	(563)	(24)	38	(546)
Reclassifications of gain into earnings	—	(135)	—	—	(135)
Balance at end of period	$9	$(50)	$(319)	$(8)	$(368)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended April 30		Six months ended April 30
	2023	2022	2023	2022
	In millions, except per share amounts
Numerator:
Net earnings	$1,066	$1,000	$1,553	$2,086
Denominator:
Weighted-average shares used to compute basic net EPS	991	1,050	990	1,066
Dilutive effect of employee stock plans	7	12	7	12
Weighted-average shares used to compute diluted net EPS	998	1,062	997	1,078
Net earnings per share:
Basic	$1.08	$0.95	$1.57	$1.96
Diluted	$1.07	$0.94	$1.56	$1.94
Anti-dilutive weighted-average stock-based compensation awards(1)	5	1	7	4
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

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of April 30, 2023, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement entered into with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
Caltech Patent Litigation. On November 11, 2020, the California Institute of Technology (“Caltech”) filed a complaint against HP for patent infringement in the federal court for the Western District of Texas. On March 19, 2021, Caltech filed an amendment to this same complaint. The complaint as amended alleges infringement of five of Caltech’s patents, U.S. Patent Nos. 7,116,710; 7,421,032; 7,716,552; 7,916,781; and 8,284,833. The accused products are HP commercial and consumer PCs as well as wireless printers that comply with the IEEE 802.11n, 802.11ac, and/or 802.11ax standards. Caltech seeks unspecified damages and other relief. The court stayed the case pending the decision by the U.S. Court of Appeals for the Federal Circuit in

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
The California Inst. of Tech. v. Broadcom Ltd et al., Case No. 2020-2222, which was issued on February 4, 2022. On May 3, 2023, the parties filed a joint status report requesting the court maintain the stay pending the Supreme Court’s decision on Apple and Broadcom’s petition for writ of certiorari to the Supreme Court.
In re HP Inc. Securities Litigation (Electrical Workers Pension Fund, Local 103, I.B.E.W. v. HP Inc., et al.).  On February 19, 2020, Electrical Workers Pension Fund, Local 103, I.B.E.W. filed a putative class action complaint against HP, Dion Weisler, Catherine Lesjak, and Steven Fieler in U.S. District Court in the Northern District of California. The court appointed the State of Rhode Island, Office of the General Treasurer, on behalf of the Employees’ Retirement System of Rhode Island and Iron Workers Local 580 Joint Funds as Lead Plaintiffs. Lead Plaintiffs filed an amended complaint, which additionally named as defendants Enrique Lores and Christoph Schell. HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted HP’s motion to dismiss and granted plaintiffs leave to amend the complaint. Plaintiffs’ second amended complaint, which no longer names Christoph Schell as a defendant, alleges, among other things, that from February 23, 2017 to October 3, 2019, HP and the named officers violated Sections 10(b) and 20(a) of the Exchange Act by making false or misleading statements about HP’s printing supplies business. It further alleges that Dion Weisler and Enrique Lores violated Sections 10(b) and 20A of the Exchange Act by allegedly selling shares of HP common stock during this period while in possession of material, non-public adverse information about HP’s printing supplies business. Plaintiffs seek compensatory damages and other relief. HP and the named officers filed a motion to dismiss the second amended complaint for failure to state a claim upon which relief can be granted. On September 15, 2021, the court granted HP’s motion. Plaintiffs appealed the decision. The parties settled and the motion for preliminary approval of settlement was filed on March 3, 2023. Under the terms of the settlement, HP agreed to pay an amount that is immaterial to HP. The district court granted preliminary approval of the settlement on April 7, 2023 with the final approval hearing scheduled for July 28, 2023.
York County on behalf of the County of York Retirement Fund v. HP Inc., et al., and related proceedings. On November 5, 2020, York County, on behalf of the County of York Retirement Fund, filed a putative class action complaint against HP, Dion Weisler, and Catherine Lesjak in federal court in the Northern District of California. The court appointed Maryland Electrical Industry Pension Fund as Lead Plaintiff. Lead Plaintiff filed a consolidated complaint, which additionally names as defendants Enrique Lores and Richard Bailey. The complaint alleges, among other things, that from November 5, 2015 to June 21, 2016, HP and the named current and former officers violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business. Plaintiffs seek compensatory damages and other relief. HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On March 3, 2022, the court granted the motion to dismiss with prejudice. Plaintiffs appealed the decision. On April 11, 2023, the appellate court reversed the district court’s decision and remanded the case to the district court for further proceedings consistent with the appellate opinion, including consideration of HP’s other arguments for dismissal. On May 17, 2021, stockholder Scott Franklin filed a derivative complaint against certain current and former officers and directors in federal court in the District of Delaware. Plaintiff purports to bring the action on behalf of HP, which he has named as a nominal defendant, and he makes substantially the same factual allegations as in the York County securities complaint, bringing claims for breach of fiduciary duty and violations of securities laws. The derivative plaintiff seeks compensatory damages, governance reforms, and other relief. By court order following stipulations by the parties, the case was transferred to the Northern District of California, and the case was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. On January 13, 2022, stockholder Gerald Lovoi filed a derivative complaint in federal court in the Northern District of California against the same current and former officers and directors named in the Franklin action. The complaint alleges the same basic claims based on the same alleged conduct as the Franklin action and seeks similar relief. By stipulation of the parties, the Lovoi action was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. Both derivative actions will remain stayed while the district court considers on remand HP’s other arguments for dismissal.

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
In addition, two putative class actions have been filed against HP in federal court in California, in December 2020 and April 2022, arising out of the use of Dynamic Security firmware updates in HP Laserjet printers and HP Inkjet printers, respectively. Plaintiffs in both cases seek compensatory damages, restitution, injunctive relief against alleged unfair business practices, and other relief. The cases are in their early stages. In late 2022, the New Zealand competition authority opened an investigation regarding whether firmware updates and security measures allegedly restrict competition for cartridges for HP and non-HP branded printers and whether these practices constitute an alleged misuse of market power. In May 2023, HP was notified that this investigation has been closed with no adverse action.
Autonomy-Related Legal Matters
Investigations. As a result of the findings of an internal investigation, HP provided information to government authorities, including the U.S. Department of Justice (“DOJ”) related to accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred before and in connection with HP’s 2011 acquisition of Autonomy. In November 2016, a federal grand jury indicted Sushovan Hussain, former CFO of Autonomy on charges of conspiracy to commit wire fraud, securities fraud, and multiple counts of wire fraud. The indictment alleged that Mr. Hussain engaged in a scheme to defraud purchasers and sellers of securities of Autonomy and HP about Autonomy’s true financial performance and condition. On April 30, 2018, a jury found Mr. Hussain guilty of all charges against him, and that judgment was affirmed on appeal in August 2020. In November 2018, a federal grand jury indicted Michael Lynch, former CEO of Autonomy, and Stephen Chamberlain, former VP of Finance of Autonomy. The indictment charged Mr. Lynch and Mr. Chamberlain with conspiracy to commit wire fraud and multiple counts of wire fraud. On January 28, 2022, the U.K. Home Office approved U.S. demands to have Mr. Lynch extradited to face the charges. Mr. Lynch’s request for permission to appeal this decision was denied on April 21, 2023, and Mr. Lynch has been extradited to the United States. HP is continuing to cooperate with the ongoing enforcement actions.
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
HP’s aggregate product warranty liabilities and changes were as follows:

Six months ended April 30, 2023
In millions
Balance at beginning of period	$876
Accruals for warranties issued	329
Adjustments related to pre-existing warranties (including changes in estimates)	12
Settlements made (in cash or in kind)	(436)
Balance at end of period	$781

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
•Results of Operations.  An analysis of our financial results comparing the three and six months ended April 30, 2023 to the prior-year period. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.
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
•In Personal Systems, our long-term strategic focus is on:
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
We believe that we are well positioned due to our competitive product lineup along with our recent acquisitions enhancing our portfolio of hybrid systems and remote-computing solutions.
•In Printing, our long-term strategic focus is on:
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
We are committed to growing our hybrid systems, gaming, workforce services and solutions, consumer subscriptions, 3D and industrial graphics businesses at a rate faster than our core business with accretive margins in the longer term. We believe our ability to innovate will help us gain momentum in growth areas like hybrid systems and gaming, and we see significant opportunities to drive greater recurring revenues across Personal Systems and Printing. Our acquisition of Poly adds to our growth portfolio by bringing industry-leading video conferencing solutions, cameras, headsets, voice and software capabilities. To drive more integration across our commercial services, software and security portfolio, we have created a new Workforce Services and Solutions organization. We continue to build on strong portfolios like Instant Ink to grow our Consumer Subscription business. In Industrial Graphics, we are driving the shift from analog to digital in segments like labels and packaging. In 3D and Personalization, we are creating end-to-end solutions that can capture more value with our differentiated technology.
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
To address these challenges, we continue to pursue innovation with a view towards developing new products and services aligned with generating market demand and meeting the needs of our customers and partners. In addition, we continue to work on improving our operations and adapting our business models, with a particular focus on enhancing our end-to-end processes, analytics, efficiencies and simplification of our product portfolio. We also continue to work on optimizing our sales coverage models, aligning our sales incentives with our strategic goals, improving channel execution and inventory, production and backlog management, strengthening our capabilities in our areas of strategic focus, effective cost management, strengthening our pricing strategy, and developing and capitalizing on market opportunities.
Macroeconomic Environment
Our business and financial performance also depend significantly on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of the effects of the ongoing geopolitical conflicts in Ukraine, tensions across the Taiwan Strait, tariff-driven headwinds, uncertainty in the markets, volatility in exchange rates, inflationary trends and evolving dynamics in the global trade environment. During the first half of fiscal 2023, we observed significant market uncertainty, budget tightening by large enterprise for information technology hardware, lower consumer spending, inflationary pressures and a weakening U.S. dollar. These market dynamics, which we expect will continue in the short-term, have created new and different demand dynamics and have had significant impacts on our financial results.
In the first half of fiscal 2023, we continued to experience overall demand weakness and elevated industry wide reseller inventory, particularly in Personal Systems due to a challenging macroeconomic environment. This decline in revenue of Personal Systems is in line with market trends and we expect this to continue in the short-term. In Printing, we continued to see gradual and uneven recovery in Commercial Printing, driven by the slow return of workers to the office. We continued to experience a competitive pricing environment, which we expect to continue in the short-term, due to the macroeconomic environment across Personal Systems and Printing. However, we are seeing improvements in logistics constraints and supply availability and expect these trends to continue. In fiscal 2023, we expect both Personal Systems and Printing markets to decline as compared to fiscal 2022.
In addition to the macroeconomic dynamics, we are exposed to fluctuations in foreign currency exchange rates. We have a large global presence, with approximately 65% of our net revenue coming from outside the United States. As a result, our financial results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. We expect foreign currency fluctuations to continue to negatively impact our financial results in fiscal 2023.
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
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K.
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
We are on-track to achieve our targeted gross annual run-rate structural cost savings by the end of fiscal 2023. We continue to leverage artificial intelligence (“AI”) to positively impact both our products and solutions. During the first half of fiscal 2023, we enhanced our digital capabilities in Workforce Solution and Services. Additionally, we are reducing portfolio complexity, improving continuity of supply, and increasing our forecast accuracy. We continued to reduce our structural cost primarily within our operating expenses through headcount reductions and executed a significant portion of the early retirement program in second quarter of fiscal 2023 and are on track to achieve our overall headcount reduction goal.
For more information on our Fiscal 2023 Plan, see Note 3, “Restructuring and Other Charges,” and Note 4, “Retirement and Post-Retirement Benefit Plans,” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. As of April 30, 2023, the impact of current macroeconomic factors on our business continued to unfold. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods. Management believes that there have been no significant changes during the six months ended April 30, 2023 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, except as mentioned in Note 1, “Basis of Presentation”.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2023		2022		2023		2022
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$12,913	100.0%	$16,490	100.0%	$26,741	100.0%	$33,518	100.0%
Cost of revenue	9,984	77.3%	13,157	79.8%	21,003	78.5%	26,800	80.0%
Gross profit	2,929	22.7%	3,333	20.2%	5,738	21.5%	6,718	20.0%
Research and development	410	3.2%	425	2.6%	813	3.0%	843	2.5%
Selling, general and administrative	1,398	10.8%	1,464	8.8%	2,729	10.3%	2,932	8.7%
Restructuring and other charges	200	1.5%	82	0.5%	341	1.3%	150	0.4%
Acquisition and divestiture charges	73	0.6%	32	0.2%	157	0.6%	52	0.2%
Amortization of intangible assets	86	0.7%	52	0.3%	171	0.6%	104	0.3%
Earnings from operations	762	5.9%	1,278	7.8%	1,527	5.7%	2,637	7.9%
Interest and other, net	(160)	(1.2)%	(39)	(0.3)%	(341)	(1.3)%	(71)	(0.2)%
Earnings before taxes	602	4.7%	1,239	7.5%	1,186	4.4%	2,566	7.7%
Benefit from (provision for) taxes	464	3.6%	(239)	(1.4)%	367	1.4%	(480)	(1.5)%
Net earnings	$1,066	8.3%	$1,000	6.1%	$1,553	5.8%	$2,086	6.2%

Net Revenue
For the three months ended April 30, 2023, net revenue decreased 21.7% (decreased 18.0% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 20.9% to $4.4 billion, and net revenue from international operations decreased 22.1% to $8.5 billion. The decrease in net revenue was primarily driven by demand softness across Personal Systems, Consumer Printing and Supplies as well as foreign currency impacts, partially offset by an increase in Commercial Printing.
For the six months ended April 30, 2023, total net revenue decreased 20.2% (decreased 16.4% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 18.5% to $9.0 billion, and net revenue from international operations decreased 21.1% to $17.7 billion. The decrease in net revenue was primarily driven by demand softness across Personal Systems, Supplies and Consumer Printing as well as foreign currency impacts, partially offset by an increase in Commercial Printing.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Gross Margin
For the three and six months ended April 30, 2023, gross margin increased by 2.5 and 1.5 percentage points, respectively, primarily driven by mix shift towards Printing, and lower commodity cost in Personal Systems and, partially offset by foreign currency impacts and competitive pricing particularly in Printing Consumer hardware.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense decreased 3.5% for the three months ended April 30, 2023, primarily due to disciplined cost management, higher R&D partner funding and lower variable compensation partially offset by the Poly acquisition.
R&D expense decreased 3.6% for the six months ended April 30, 2023, primarily due to lower variable compensation, disciplined cost management, partially offset by the Poly acquisition and higher R&D partner funding received in the prior-year period.
Selling, General and Administrative (“SG&A”)
SG&A expense decreased 4.5% and 6.9% for the three months and six months ended April 30, 2023 respectively, primarily due to disciplined cost management including Future Ready transformation savings, lower variable compensation and higher charitable contributions in the prior-year period, partially offset by the Poly acquisition.
Restructuring and Other Charges
Restructuring and other charges for the three and six months ended April 30, 2023 relate primarily to the Fiscal 2023 Plan. For more information, see Note 3, “Restructuring and other charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Acquisition and Divestiture Charges
Acquisition and divestiture charges primarily include direct third-party professional and legal fees, integration and divestiture-related costs, non-cash adjustments to the fair value of certain acquired assets, such as inventory, and certain compensation charges related to cash settlement of restricted stock units and performance-based restricted stock units from acquisitions. Acquisition and divestiture charges for the three and six months ended April 30, 2023 increased by $41 million and $105 million, respectively, primarily due to the Poly acquisition.
Amortization of Intangible Assets
Amortization of intangible assets for the three and six months ended April 30, 2023 relates primarily to intangible assets resulting from prior acquisitions. Amortization of intangible assets increased by $34 million and $67 million for the three and six months ended April 30, 2023, respectively, primarily due to the Poly acquisition.
Interest and Other, Net
Interest and other, net expense increased $121 million and $270 million for the three months and six months ended April 30, 2023, respectively, primarily due to higher interest expense on debt and factoring costs.
Provision for taxes
Our effective tax rate was (77.1)% for the three months ended April 30, 2023 and (30.9)% for the six months ended April 30, 2023. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three and six months ended April 30, 2023, was primarily due to tax effects of internal reorganization.
During the three and six months ended April 30, 2023, we recorded $636 million and $692 million, respectively, of net income tax benefits related to discrete items in the provision for taxes. These amounts included income tax benefits of $691 million and $697 million related to one-time tax effects of internal reorganization, $36 million and $66 million related to restructuring charges, and $13 million and $27 million related to acquisition and divestiture charges for the three and six months ended April 30, 2023, respectively. The six months ended April 30, 2023 also included $11 million of other net tax benefits. These benefits were partially offset by income tax charges of $62 million and $58 million related to audit settlements in various jurisdictions, $34 million and $36 million related to the filing of tax returns in various jurisdictions, and $8 million and $15 million of uncertain tax position charges for the three and six months ended April 30, 2023, respectively. During the three and six months ended April 30, 2023, discrete items in the provision for taxes and excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.

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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Personal Systems

	Three months ended April 30			Six months ended April 30
	2023	2022	% Change	2023	2022	% Change
	Dollars in millions
Net revenue	$8,176	$11,532	(29.1)%	$17,391	$23,728	(26.7)%
Earnings from operations	$445	$794	(44.0)%	$942	$1,748	(46.1)%
Earnings from operations as a % of net revenue	5.4%	6.9%		5.4%	7.4%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended April 30			Six months ended April 30
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2023	2022		2023	2022
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Commercial PS	$5,922	$7,817	(16.4)	$12,351	$15,674	(14.0)
Consumer PS	2,254	3,715	(12.7)	5,040	8,054	(12.7)
Total Personal Systems	$8,176	$11,532	(29.1)	$17,391	$23,728	(26.7)
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended April 30, 2023 compared with three months ended April 30, 2022
Personal Systems net revenue decreased 29.1% (decreased 24.8% on a constant currency basis) for the three months ended April 30, 2023. The net revenue decrease was primarily due to a 27.6% decrease in commercial and consumer client PCs unit volume and decline in average selling price (“ASPs”) by 5.8%, partially offset by an increase in revenue driven by the Poly acquisition. The decline in unit volume is due to demand softness and elevated industry-wide reseller inventory. The decline in ASPs is primarily due to foreign currency impacts and competitive pricing partially offset by mix shift towards Commercial.
Commercial PS net revenue decreased 24.2% primarily driven by unit decline due to demand softness and lower ASPs, partially offset by an increase in hybrid systems revenue driven by the Poly acquisition. The lower ASPs were driven by unfavorable mix shift and foreign currency impacts.
Consumer PS net revenue decreased 39.3% driven by unit decline due to demand softness and lower ASPs. The lower ASPs were driven by foreign currency impacts and competitive pricing largely due to elevated industry-wide reseller inventory, partially offset by favorable mix shifts.
Personal Systems earnings from operations as a percentage of net revenue decreased by 1.5 percentage points. The decrease was driven by an increase in operating expenses as a percentage of revenue, partially offset by an increase in gross margin. Gross margin increased primarily due to lower commodity cost and favorable mix shift, partially offset by foreign currency impacts and competitive pricing. Operating expenses as a percentage of revenue increased primarily driven by the acquisition of Poly, partially offset by disciplined cost management including Future Ready transformation savings and higher R&D partner funding.

Six months ended April 30, 2023 compared with six months ended April 30, 2022
Personal Systems net revenue decreased 26.7% (decreased 22.2% on a constant currency basis) for the six months ended April 30, 2023. The net revenue decrease was primarily due to a 27.8% decrease in commercial and consumer client PCs unit volume and a decline in ASPs by 2.7%, partially offset by an increase in revenue driven by the Poly acquisition. The decline in unit volume is due to demand softness and elevated industry-wide reseller inventory. The decline in ASPs is primarily due to foreign currency impacts and competitive pricing partially offset by mix shift towards Commercial.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Commercial PS net revenue decreased 21.2% primarily driven by unit decline due to demand softness, and lower ASPs, partially offset by an increase in hybrid systems revenue driven by the Poly acquisition. The lower ASPs were driven by foreign currency impacts and unfavorable mix shift.
Consumer PS net revenue decreased 37.4% driven by unit decline due to demand softness and lower ASPs. The lower ASPs were driven by foreign currency impacts and competitive pricing largely due to elevated industry-wide reseller inventory, partially offset by favorable mix shifts.
Personal Systems earnings from operations as a percentage of net revenue decreased by 2.0 percentage points. The decrease was driven by an increase in operating expenses as a percentage of revenue, partially offset by an increase in gross margin. Gross margin increased primarily due to lower commodity cost and favorable mix shift, partially offset by foreign currency impacts and competitive pricing. Operating expenses as a percentage of revenue increased primarily driven by the acquisition of Poly and R&D partner funding received in the prior-year period, partially offset by disciplined cost management including Future Ready transformation savings and lower variable compensation.

Printing

	Three months ended April 30			Six months ended April 30
	2023	2022	% Change	2023	2022	% Change
	Dollars in millions
Net revenue	$4,736	$4,963	(4.6)%	$9,348	$9,794	(4.6)%
Earnings from operations	$899	$949	(5.3)%	$1,769	$1,821	(2.9)%
Earnings from operations as a % of net revenue	19.0%	19.1%		18.9%	18.6%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three Months Ended April 30			Six months ended April 30
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2023	2022		2023	2022
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$3,006	$3,131	(2.5)	$5,863	$6,199	(3.4)
Commercial	1,089	1,042	0.9	2,145	2,081	0.6
Consumer	641	790	(3.0)	1,340	1,514	(1.8)
Total Printing	$4,736	$4,963	(4.6)	$9,348	$9,794	(4.6)
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended April 30, 2023 compared with three months ended April 30, 2022
Printing net revenue decreased 4.6% (decreased 2.4% on a constant currency basis) for the three months ended April 30, 2023. The decrease in net revenue was driven by Consumer Printing and Supplies as well as foreign currency impacts, partially offset by Commercial Printing. Net revenue for Supplies decreased 4.0%, primarily due to decline in the installed base and usage. Print hardware ASPs decreased 2.1% and unit volume decreased 4.0%. Print hardware ASPs decreased primarily due to foreign currency impacts, partially offset by mix shift. The decrease in print unit volume was primarily driven by Consumer Printing.
Net revenue for Commercial Printing increased by 4.5%, primarily due to a 9.4% increase in ASPs. The increase in ASPs was primarily driven by disciplined pricing, partially offset by foreign currency impacts.
Net revenue for Consumer Printing decreased 18.9%, primarily due to a 15.2% decrease in ASPs and 4.6% decrease in print unit volume. The decrease in ASPs was primarily driven by competitive pricing and foreign currency impacts, partially offset by mix shift.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Printing earnings from operations as a percentage of net revenue decreased by 0.1 percentage points, primarily due to a decline in gross margin, partially offset by lower operating expenses as a percentage of revenue. The decrease in gross margin is primarily due to pricing pressure, commodity cost and foreign currency impacts. Operating expenses as a percentage of revenue decreased primarily due to lower variable compensation and disciplined cost management including Future Ready transformation savings.
Six months ended April 30, 2023 compared with six months ended April 30, 2022
Printing net revenue decreased 4.6% (decreased 2.3% on a constant currency basis) for the six months ended April 30, 2023. The decrease in net revenue was driven by Supplies, Consumer Printing as well as foreign currency impacts, partially offset by Commercial Printing. Net revenue for Supplies decreased 5.4%, primarily due to decline in the installed base and usage. Print unit volume decreased 1.2% and hardware ASPs decreased 1.5%. The decrease in print unit volume was primarily driven by Commercial Printing. Print hardware ASPs decreased primarily due to foreign currency impacts and mix shifts, partially offset by disciplined pricing in Commercial Printing.
Net revenue for Commercial Printing increased by 3.1%, primarily due to 11.7% increase in ASPs, partially offset by 4.0% decrease in print unit volume. The increase in ASPs was primarily driven by disciplined pricing, partially offset by foreign currency impacts.
Net revenue for Consumer Printing decreased 11.5%, primarily due to 10.8% decrease in ASPs and 0.8% decrease in print unit volume. The decrease in ASPs was primarily driven by competitive pricing and foreign currency impacts, partially offset by mix shift.
Printing earnings from operations as a percentage of net revenue increased by 0.3 percentage points. The increase was driven by lower operating expenses as a percentage of revenue, partially offset by a decline in gross margin. The decline in gross margin is primarily driven by pricing pressure, unfavorable mix shift, commodity cost and foreign currency impacts. Operating expenses as a percentage of revenue decreased primarily due to lower variable compensation and disciplined cost management including Future Ready transformation savings.
Corporate Investments
The loss from operations in Corporate Investments for the three and six months ended April 30, 2023 was primarily due to expenses associated with our incubation projects and investments in digital enablement.

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

Liquidity
 Our cash, cash equivalents and restricted cash and total debt were as follows:

	As of
	April 30, 2023	October 31, 2022
	In millions
Cash and cash equivalents	$1,923	$3,145
Restricted cash	$17	$—
Total debt	$10,600	$11,014

Our key cash flow metrics were as follows:

	Six months ended April 30
	2023	2022
	In millions
Net cash provided by operating activities	$620	$2,165
Net cash used in investing activities	(441)	(462)
Net cash used in financing activities	(1,384)	(1,525)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,205)	$178
Operating Activities
Compared to the corresponding period in fiscal year 2022, net cash provided by operating activities decreased by $1.5 billion for the six months ended April 30, 2023, primarily due to lower net earnings, unfavorable working capital impacts and changes in receivables from contract manufacturers, partially offset by lower variable compensation.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	April 30, 2023	October 31, 2022	Change	April 30, 2022	October 31, 2021	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	29	28	1	29	30	(1)	—
Days of supply in inventory (“DOS”)	65	57	8	61	53	8	4
Days of purchases outstanding in accounts payable (“DPO”)	(120)	(114)	(6)	(116)	(108)	(8)	(4)
Cash conversion cycle	(26)	(29)	3	(26)	(25)	(1)	—
April 30, 2023 as compared to April 30, 2022
The cash conversion cycle is the sum of days of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from historical trends include, but are not limited to, changes in business mix, changes in payment terms and timing, timing and extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for credit losses, by a 90-day average net revenue. The DSO remained flat.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. The increase in DOS was primarily due to change in business mix driven by demand softness in Personal Systems, strategic buys, and increased mix towards sea shipments.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. The increase in DPO was primarily driven by favorable purchase linearity.
Investing Activities
Compared to the corresponding period in fiscal year 2022, net cash used in investing activities remained flat for the six months ended April 30, 2023, primarily due to a decrease in net investment in property, plant and equipment of $0.1 billion, offset by higher collateral posted for derivative instruments of $0.1 billion.
Financing Activities
Compared to the corresponding period in fiscal year 2022, net cash used in financing activities decreased by $0.1 billion for the six months ended April 30, 2023, primarily due to lower share repurchases of $2.4 billion, partially offset by issuance of senior unsecured notes of $2.0 billion in the prior-year period and higher net payment of debt of $0.1 billion.
Share Repurchases and Dividends
During the six months ended April 30, 2023, HP returned $0.6 billion to the shareholders in the form of cash dividends of $0.5 billion and share repurchases of $0.1 billion. As of April 30, 2023, HP had approximately $2.0 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 10, “Stockholders’ Deficit”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure as well as credit rating considerations. Depending on these factors, we may, from time to time, incur additional indebtedness or repay or refinance existing indebtedness. Outstanding borrowings decreased to $10.6 billion as of April 30, 2023 as compared to $11.0 billion as of October 31, 2022, bearing weighted-average interest rates of 3.9% and 3.7% for April 30, 2023 and October 31, 2022, respectively.

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
As of April 30, 2023, we maintained a 5-year sustainability-linked senior unsecured committed revolving credit facility with aggregate lending commitments of $5.0 billion which will be available until May 26, 2026. In March 2023, we also entered into a $1.0 billion senior unsecured committed revolving credit facility with a 364-day maturity. Funds borrowed under the revolving credit facilities may be used for general corporate purposes.
Available Borrowing Resources
As of April 30, 2023, we had available borrowing resources of $1.2 billion from uncommitted lines of credit in addition to the revolving credit facilities.
In December 2022, we filed a non-automatic shelf registration statement (the “2022 Shelf Registration Statement”) with the SEC. The 2022 Shelf Registration Statement was declared effective by the SEC on March 1, 2023 and enables us to offer for sale, from time to time, in one or more offerings, up to $3.0 billion, in the aggregate, of debt securities, common stock, preferred stock, depository shares and warrants.
For more information on our borrowings, see Note 9, “Borrowings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Credit Ratings
Our credit risk is evaluated by major independent rating agencies based upon publicly available information as well as information they obtain during our ongoing discussions. While we currently do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, a downgrade from our current credit rating may increase the cost of borrowing under our credit facility, reduce market capacity for our commercial paper, require the posting of additional collateral under some of our derivative contracts and may have a negative impact on our liquidity and capital position and our contractual business going forward, depending on the extent of such downgrade. We can access alternative sources of funding, including drawdowns under our credit facility, if necessary, to offset potential reductions in the market capacity for our commercial paper.

CONTRACTUAL AND OTHER OBLIGATIONS
Retirement and Post-Retirement Benefit Plan Contributions
As of April 30, 2023, we anticipate making contributions for the remainder of fiscal year 2023 of approximately $15 million to our non-U.S. pension plans, $19 million to cover benefit payments to U.S. non-qualified pension plan participants and $1 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.6 billion. We expect to make future cash payments of $0.2 billion in fiscal year 2023 with remaining cash payments through fiscal year 2025. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of April 30, 2023, we had approximately $909 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during the quarter ended April 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases during the three months ended April 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
February 2023	—	$—	—	2,034,564
March 2023	—	$—	—	2,034,564
April 2023	—	$—	—	2,034,564
Total	—		—
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On February 22, 2020, HP’s Board of Directors increased HP’s remaining share repurchase authorization to $15.0 billion in total. As of April 30, 2023, HP had approximately $2.0 billion remaining under the share repurchase authorizations. From time-to-time HP may repurchase shares opportunistically and to offset the dilution created by shares issued under employee stock plans.
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
		10-Q	001-04423	10(e)(e)(e)(e)	March 5, 2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(g)(g)(g)	Amendment Number Three to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective November 17, 2020).*	10-Q	001-04423	10(f)(f)(f)(f)	March 5, 2021
10(h)(h)(h)	Five-Year Credit Agreement, dated as of May 26, 2021, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-04423	10.1	June 1, 2021
10(i)(i)(i)	Amendment Number Four to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective as of April 1, 2021 and December 31, 2021).*	10-Q	001-04423	10(j)(j)(j)	September 3, 2021
10(j)(j)(j)	Form of Grant Agreement for grants of restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(j)(j)(j)	March 7, 2022
10(k)(k)(k)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(k)(k)(k)	March 7, 2022
10(l)(l)(l)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(l)(l)(l)	March 7, 2022
10(m)(m)(m)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(m)(m)(m)	March 7, 2022
10(n)(n)(n)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(n)(n)(n)	March 7, 2022
10(o)(o)(o)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(o)(o)(o)	March 7, 2022
10(p)(p)(p)	Third Amended and Restated HP Inc. 2004 Stock Incentive Plan.*	8-K	001-04423	10.1	April 22, 2022
10(q)(q)(q)	Amendment Agreement, dated August 23, 2022 to the Five-Year Credit Agreement dated May 26, 2021, by and among HP Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-04423	10.1	August 26, 2022
10(r)(r)(r)	Plantronics, Inc. 2003 Stock Plan, as amended and restated.*	S-8	333-267151	4.4	August 29, 2022
10(s)(s)(s)	Amendment Number One to the Plantronics, Inc. 2003 Stock Plan, as amended and restated.*	S-8	333-267151	4.5	August 29, 2022
10(t)(t)(t)	Amendment Number Five to Registrant’s 2005 Executive Deferred Compensation Plan.*	10-K	001-04423	10(t)(t)(t)	December 6, 2022
10(u)(u)(u)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2022).*	10-Q	001-04423	10(u)(u)(u)	March 1, 2023
10(v)(v)(v)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2022).*	10-Q	001-04423	10(v)(v)(v)	March 1, 2023
10(w)(w)(w)	Form of Grant Agreement for grants of non-qualified stock options (for use from November 1, 2022).*	10-Q	001-04423	10(w)(w)(w)	March 1, 2023
10(x)(x)(x)	Form of Retention Grant Agreement for grants of non-qualified stock options (for use from November 1, 2022).*	10-Q	001-04423	10(x)(x)(x)	March 1, 2023
10(y)(y)(y)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2022).*	10-Q	001-04423	10(y)(y)(y)	March 1, 2023
10(z)(z)(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options (for use from November 1, 2022).*	10-Q	001-04423	10(z)(z)(z)	March 1, 2023

10(a)(a)(a)(a)
Second Amendment to Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective February 28, 2020, for Performance-Contingent Stock Options generally granted on or after December 7, 2022.*
		10-Q	001-04423	10(a)(a)(a)(a)	March 1, 2023
10(b)(b)(b)(b)	Form of Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan).*	10-Q	001-04423	10(b)(b)(b)(b)	March 1, 2023
10(c)(c)(c)(c)	Form of Retention Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan).*	10-Q	001-04423	10(c)(c)(c)(c)	March 1, 2023
10(d)(d)(d)(d)	2023 Amendment to the HP Inc. Cash Account Restoration Plan.*†
10(e)(e)(e)(e)	Third Amendment to the HP Inc. Excess Benefit Plan.*†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).†

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
Date: May 30, 2023