Form 10-K/A
period 2022-10-31
HP INC
filed 2023-09-11
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment Number 1)

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
The number of shares of HP Inc. common stock outstanding as of November 30, 2022 was 982,145,796 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K/A PART
Portions of the Registrant’s definitive proxy statement related to its 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of October 31, 2022 are incorporated by reference into Part III of this Report.	III

Explanatory Note
HP Inc. (“HP,” the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment") to our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on December 6, 2022 (the “Original Form 10-K”) to make certain changes, as described below.
In connection with the preparation of HP’s Consolidated Condensed Financial Statements for the three and nine months ended July 31, 2023, the Company identified an accounting error related to a revenue contract in the Personal Systems segment. We evaluated the materiality of the error and concluded that it did not result in a material misstatement of our previously issued Consolidated Financial Statements.
However, in connection with the period-end close process, we identified material weaknesses in the Company’s internal control over financial reporting and have concluded these material weaknesses were present as of October 31, 2022. For a more detailed description of these material weaknesses, refer to Part II, Item 9A,“Controls and Procedures.” This Amendment revises our assessment of the effectiveness of our internal control over financial reporting and our disclosure controls and procedures to indicate that they were not effective as of October 31, 2022 because of these material weaknesses. A revised opinion from our independent registered public accounting firm, Ernst & Young LLP, on our internal control over financial reporting as of October 31, 2022 also is included with this Amendment.
This Amendment also revises our previously issued Consolidated Financial Statements for the fiscal years ended 2022 2021, and 2020. In connection with the revisions for this error, the Company has also corrected the timing of other unrelated immaterial errors which were previously made in the periods the Company identified them.
“Forward-Looking Statements” of Part I of the Original Form 10-K and Item 8, “Financial Statements and Supplementary Data” and Item 9A, “Controls and Procedures,” of Part II of the Original Form 10-K are hereby deleted in their entireties and replaced with “Forward-Looking Statements,” Item 8, and Item 9A included herein. Item 15, “Exhibits and Financial Statement Schedules,” of Part IV of the Original Form 10-K also has been amended to include a new consent of Ernst & Young LLP and, as required by Rule 12b-15 under the Securities Act of 1934, as amended, to provide new currently dated certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The new consent is attached to this Amendment as Exhibit 23 and the new certifications are attached to this Amendment as Exhibits 31.1, 31.2, and 32.
The only changes to the Original Form 10-K are those related to the matters described above. Except as described above, this Amendment does not amend, update, or change any other item or disclosure in the Original Form 10-K and does not purport to reflect any information or event subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Form 10-K was filed, and the Company has not undertaken herein to amend, update, or change any information contained in the Original Form 10-K to give effect to any subsequent event, other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and any subsequent filing with the SEC.

HP INC. AND SUBSIDIARIES
Form 10-K/A
For the Fiscal Year ended October 31, 2022

		Page
	Forward-Looking Statements	3
	PART II
Item 8.	Financial Statements and Supplementary Data	6
Item 9A.	Controls and Procedures	78
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	79

Forward-Looking Statements
The Original Form 10-K, as amended by this Amendment, including “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, they could affect the business and results of operations of HP Inc. and its consolidated subsidiaries (“HP”) which may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any statements regarding the impact of the COVID-19 pandemic; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings (including the fiscal 2023 plan), net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, demand, performance, market share or competitive performance relating to products or services; any statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims, disputes or other litigation matters; any statements of expectation or belief as to the timing and expected benefits of acquisitions and other business combination and investment transactions (including the recent acquisition of Plantronics, Inc. (“Poly”)); and any statements of assumptions underlying any of the foregoing.
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
•recent volatility in global capital markets, increases in benchmark interest rates, the effects of inflation and instability of financial institutions;
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
•the results of our restructuring plans (including the fiscal 2023 plan), including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of our restructuring plans;
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
•the effectiveness of our internal control over financial reporting; and
•other risks that are described herein and in the Original Form 10-K, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of the Original Form 10-K and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”).
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

PART II

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 6, 2022, except for the effect of the material weaknesses described in the fourth paragraph of that report, as to which the date is September 11, 2023, expressed an adverse opinion thereon.
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
San Jose, California
December 6, 2022, except for Notes 1, 2 and 19, as to which the date is September 11, 2023.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HP Inc.
Opinion on Internal Control over Financial Reporting
We have audited HP Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, HP Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of October 31, 2022, based on the COSO criteria.
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
In our report dated December 6, 2022, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2022, based on the COSO criteria. Management has subsequently identified design deficiencies involving revenue related to (i) recognition of revenue for a Personal Systems customer’s transactions involving third-party financing and (ii) undue reliance on a payment application for certain sales incentive programs in EMEA, associated with variable consideration of approximately 4% of total consolidated revenues, for which management did not receive the System and Organization Controls Type 1 (SOC-1) Report timely and did not have effective complementary user entity controls. As a result, management has revised its assessment, as presented in the accompanying Management's Annual Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of October 31, 2022. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of October 31, 2022, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to ineffective design of controls over revenue which include (i) recognition of revenue for a Personal Systems customer’s transactions involving third-party financing and (ii) undue reliance on a payment application for certain sales incentive programs in EMEA, associated with variable consideration of approximately 4% of total consolidated revenues, for which management did not receive the System and Organization Controls Type 1 (SOC-1) Report timely and did not have effective complementary user entity controls. that existed as of October 31, 2022.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of HP Inc. and subsidiaries as of October 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended October 31, 2022, and the related notes. The material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated December 6, 2022, except for Notes 1, 2 and 19, as to which the date is September 11, 2023 which expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP

San Jose, California
December 6, 2022, except for the effect of the material weaknesses described in the fourth paragraph above, as to which the date is September 11, 2023.

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
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Poly, which we acquired on August 29, 2022, as discussed in Note 18, “Acquisitions”. The exclusion represents internal control over financial reporting of 1.3 percent of total assets as of October 31, 2022 and less than 0.5 percent of net revenue for the then year ended. We have included the financial results of Poly in the consolidated financial statements from the date of acquisition.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We identified material weaknesses in internal control over financial reporting due to design deficiencies involving (i) recognition of revenue for a Personal Systems customer’s transactions involving third-party financing and (ii) undue reliance on a payment application for certain sales incentive programs in EMEA, associated with variable consideration of approximately 4% of total consolidated revenues, for which management did not receive the System and Organization Controls Type 1 (SOC-1) Report timely and did not have effective complementary user entity controls.
The material weakness described in clause (i) resulted in an error related to a revenue contract in our Personal Systems segment that comprises less than 1% of total consolidated revenues for the impacted periods. As a result, we revised our prior period financial statements for this error and other previously identified errors, the impact of which was not material to our previously filed financial statements. The error was identified by management as part of the financial statement close process for the period ended July 31, 2023. The material weakness described in clause (ii) above did not result in any errors. While these material weaknesses did not result in a material misstatement of our previously filed financial statements, there is a reasonable possibility that these control deficiencies could have resulted in a material misstatement in the Company's annual or interim consolidated financial statements that would not be detected. Accordingly, we have determined that these control deficiencies constitute material weaknesses.
At the time that the Form 10-K for our fiscal year ended October 31, 2022 was filed on December 6, 2022, management, including our principal executive officer and principal financial officer, concluded our internal control over financial reporting was effective as of October 31, 2022. In the third quarter of the fiscal year ending October 31, 2023, management identified material weaknesses in its internal control over financial reporting that were determined to have existed as of October 31, 2022. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2022 and therefore has revised its report on internal control over financial reporting.
The effectiveness of HP’s internal control over financial reporting as of October 31, 2022 has been audited by Ernst & Young LLP, HP’s independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Amendment.

/s/ ENRIQUE LORES	/s/ MARIE MYERS
Enrique Lores President and Chief Executive Officer September 11, 2023	Marie Myers Chief Financial Officer September 11, 2023

HP INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2022	2021	2020
	In millions, except per share amounts
Net revenue	$62,910	$63,460	$56,638
Costs and expenses:
Cost of revenue	50,647	50,053	46,217
Research and development	1,653	1,848	1,477
Selling, general and administrative	5,264	5,727	4,901
Restructuring and other charges	218	251	472
Acquisition and divestiture charges	318	68	16
Amortization of intangible assets	228	154	113
Russia exit charges	23	—	—
Total costs and expenses	58,351	58,101	53,196
Earnings from operations	4,559	5,359	3,442
Interest and other, net	(235)	2,209	(231)
Earnings before taxes	4,324	7,568	3,211
Provision for taxes	(1,192)	(1,027)	(396)
Net earnings	$3,132	$6,541	$2,815

Net earnings per share:
Basic	$3.02	$5.41	$1.99
Diluted	$2.98	$5.36	$1.98

Weighted-average shares used to compute net earnings per share:
Basic	1,038	1,208	1,413
Diluted	1,050	1,220	1,420

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Net earnings	$3,132	$6,541	$2,815
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized (losses) gains arising during the period	(11)	5	2

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	1,541	(132)	(201)
(Gains) losses reclassified into earnings	(779)	243	(85)
	762	111	(286)
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(54)	1,029	(29)
Amortization of actuarial loss and prior service benefit	20	80	83
Curtailments, settlements and other	—	(36)	215
	(34)	1,073	269
Change in cumulative translation adjustment	(78)	28	(4)
Other comprehensive income (loss) before taxes	639	1,217	(19)
(Provision for) benefit from taxes	(109)	(219)	1
Other comprehensive income (loss), net of taxes	530	998	(18)
Comprehensive income	$3,662	$7,539	$2,797

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of October 31
	2022	2021
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$3,145	$4,299
Accounts receivable, net of allowance for credit losses of $107 and $111, respectively	4,546	5,536
Inventory	7,614	7,930
Other current assets	4,431	4,403
Total current assets	19,736	22,168
Property, plant and equipment, net	2,774	2,546
Goodwill	8,541	6,803
Other non-current assets	7,443	7,088
Total assets	$38,494	$38,605
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$218	$1,106
Accounts payable	15,303	16,075
Other current liabilities	10,668	11,880
Total current liabilities	26,189	29,061
Long-term debt	10,796	6,386
Other non-current liabilities	4,534	4,802
Commitments and contingencies
Stockholders’ deficit:	0
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 980 and 1,092 shares issued and outstanding at October 31, 2022, and 2021 respectively)	10	11
Additional paid-in capital	1,172	1,060
Accumulated deficit	(4,492)	(2,470)
Accumulated other comprehensive income (loss)	285	(245)
Total stockholders’ deficit	(3,025)	(1,644)
Total liabilities and stockholders’ deficit	$38,494	$38,605

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Cash flows from operating activities:
Net earnings	$3,132	$6,541	$2,815
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	780	785	789
Stock-based compensation expense	343	330	278
Restructuring and other charges	218	251	472
Deferred taxes on earnings	577	(582)	43
Defined benefit plan settlement (gains) charges	—	(37)	214
Other, net	475	440	325
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,285	(105)	575
Inventory	214	(2,180)	(370)
Accounts payable	(909)	1,257	(35)
Net investment in leases	(155)	(111)	(152)
Taxes on earnings	(134)	59	(112)
Restructuring and other	(245)	(205)	(489)
Other assets and liabilities	(1,118)	(34)	(37)
Net cash provided by operating activities	4,463	6,409	4,316
Cash flows from investing activities:
Investment in property, plant and equipment	(791)	(582)	(580)
Proceeds from sale of property, plant and equipment	26	—	3
Purchases of available-for-sale securities and other investments	(52)	(28)	(693)
Maturities and sales of available-for-sale securities and other investments	9	304	417
Collateral posted for derivative instruments	14	148	(163)
Payments made in connection with business acquisitions, net of cash acquired	(2,755)	(854)	—
Net cash used in investing activities	(3,549)	(1,012)	(1,016)
Cash flows from financing activities:
(Payments of) Proceeds from short-term borrowings with original maturities less than 90 days, net	(400)	400	—
Proceeds from debt, net of issuance costs	4,175	2,121	3,108
Payment of debt	(693)	(1,245)	(1,849)
Stock-based award activities and others	(95)	(51)	(128)
Repurchase of common stock	(4,297)	(6,249)	(3,107)
Cash dividends paid	(1,037)	(938)	(997)
Collateral withdrawn for derivative instruments	200	—	—
Settlement of cash flow hedges	79	—	—
Net cash used in financing activities	(2,068)	(5,962)	(2,973)
(Decrease) increase in cash and cash equivalents	(1,154)	(565)	327
Cash and cash equivalents at beginning of period	4,299	4,864	4,537
Cash and cash equivalents at end of period	$3,145	$4,299	$4,864
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$749	$1,548	$464
Interest expense paid	$305	$261	$227
Supplemental schedule of non-cash activities:
Purchase of assets under finance leases	$—	$—	$19
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2019	1,457,719	$15	$835	$(836)	$(1,225)	$(1,211)
Net earnings				2,815		2,815
Other comprehensive loss, net of taxes					(18)	(18)
Comprehensive income						2,797
Issuance of common stock in connection with employee stock plans and other	14,065		(37)			(37)
Repurchases of common stock (Note 12)	(167,857)	(2)	(113)	(3,017)		(3,132)
Cash dividends ($0.70 per common share)				(997)		(997)
Stock-based compensation expense			278			278
Adjustment for adoption of accounting standards				27		27
Balance October 31, 2020	1,303,927	$13	$963	$(2,008)	$(1,243)	$(2,275)
Net earnings				6,541		6,541
Other comprehensive income, net of taxes					998	998
Comprehensive income						7,539
Issuance of common stock in connection with employee stock plans and other	11,896		(45)			(45)
Repurchases of common stock (Note 12)	(223,618)	(2)	(188)	(6,065)		(6,255)
Cash dividends ($0.78 per common share)				(938)		(938)
Stock-based compensation expense			330			330
Balance October 31, 2021	1,092,205	$11	$1,060	$(2,470)	$(245)	$(1,644)
Net earnings				3,132		3,132
Other comprehensive income, net of taxes					530	530
Comprehensive income						3,662
Issuance of common stock in connection with employee stock plans and other	11,951		(111)			(111)
Repurchases of common stock (Note 12)	(124,287)	(1)	(129)	(4,117)		(4,247)
Cash dividends ($1.00 per common share)				(1,037)		(1,037)
Stock-based compensation expense			343			343
Business acquisitions			9			9
Balance October 31, 2022	979,869	$10	$1,172	$(4,492)	$285	$(3,025)
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
Revision of Prior Period Consolidated Financial Statements
In connection with the preparation of HP’s Consolidated Condensed Financial Statements for the three and nine months ended July 31, 2023, the Company identified an accounting error related to a revenue contract in the Personal Systems segment. HP has revised its prior period financial statements to correct this error, as well as other immaterial errors, which impacted the last quarter and annual period of fiscal year 2020 and all the subsequent periods through the second quarter of fiscal year 2023. The Company evaluated the error and determined that the related impacts were not material to its financial statements for the prior annual periods when they occurred, but that correcting the error would be material to the Company’s results of operations for the three and nine months ended July 31, 2023. The Company has corrected these errors in the Consolidated Financial Statements for all prior periods presented herein. Revisions to the Company’s previously reported disclosures have been reflected in Note 2, “Segment Information”; Note 3, “Restructuring and Other Charges”; Note 4, “Retirement and Post-Retirement Benefit Plans”; Note 6, “Taxes on Earnings”; Note 7, “Supplementary Financial Information”, Note 12, “Stockholders’ Deficit”; and Note 13, “Net Earnings Per Share”. A summary of the revisions to the Company’s previously reported financial statements is provided in Note 19, “Revision of Prior Period Consolidated Financial Statements”.
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
HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors’ and resellers’ aggregated business deteriorates substantially, HP’s operating results could be adversely affected. The ten largest distributor and reseller receivable balances, which were concentrated primarily in North America and Europe, collectively represented approximately 52% and 42% of gross accounts receivable as of October 31, 2022 and 2021, respectively. Two customers TD Synnex Corp and Ingram Micro Inc., accounted for 13.8% and 10.4%, respectively, of gross accounts receivable as of October 31, 2022. No single customer accounted for more than 10% of gross accounts receivable as of October 31, 2021. Credit risk with respect to other accounts receivable is generally diversified due to HP’s large customer base and their dispersion across many different industries and geographic markets. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances.
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
Personal Systems prior to the business unit change grouped its global business capabilities into the following business units when reporting business performance:
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Segment Information (Continued)

Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Net revenue:
Commercial PS (1)	$29,616	$26,822	$25,230
Consumer PS	14,395	16,510	13,766
Personal Systems	44,011	43,332	38,996
Supplies	11,761	12,632	11,586
Commercial	4,225	4,209	3,539
Consumer	2,916	3,287	2,516
Printing	18,902	20,128	17,641
Corporate Investments	2	3	2
Total segment net revenue	62,915	63,463	56,639
Other	(5)	(3)	(1)
Total net revenue	$62,910	$63,460	$56,638

Earnings before taxes:
Personal Systems	$2,761	$3,152	$2,309
Printing	3,619	3,647	2,488
Corporate Investments	(230)	(96)	(69)
Total segment earnings from operations	$6,150	$6,703	$4,728
Corporate and unallocated costs and other	(461)	(541)	(407)
Stock-based compensation expense	(343)	(330)	(278)
Restructuring and other charges	(218)	(251)	(472)
Acquisition and divestiture charges	(318)	(68)	(16)
Amortization of intangible assets	(228)	(154)	(113)
Russia exit charges	(23)	—	—
Interest and other, net	(235)	2,209	(231)
Total earnings before taxes	$4,324	$7,568	$3,211

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
The below table summarizes Personal Systems net revenues based on earlier business units reporting structure:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Segment Information (Continued)

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Net revenue:
Notebooks	$29,110	$30,495	$25,765
Desktops	10,736	9,381	9,806
Workstations	2,100	1,669	1,816
Other (1)	2,065	1,787	1,609
Personal Systems	$44,011	$43,332	$38,996
(1)    Includes net revenue for Poly since acquisition date (August 29, 2022).
Segment Assets
HP allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to HP consolidated assets were as follows:

	As of October 31
	2022	2021
	In millions
Personal Systems	$19,633	$18,123
Printing	14,507	14,742
Corporate Investments	191	171
Corporate and unallocated assets	4,163	5,569
Total assets	$38,494	$38,605
Major Customers
No single customer represented 10% or more of HP’s net revenue in any fiscal year presented.
Geographic Information
Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2022, 2021 and 2020, other than the United States, no country represented more than 10% of HP net revenue.
Net revenue by country was as follows:

	For the fiscal years ended October 31
	2022	2021	2020
		In millions
United States	$21,626	$22,420	$20,226
Other countries	41,284	41,040	36,412
Total net revenue	$62,910	$63,460	$56,638

Net property, plant and equipment by country in which HP operates was as follows:

	As of October 31
	2022	2021
	In millions
United States	$1,264	$1,178
Singapore	329	305
South Korea	320	285
Other countries	861	778
Total property, plant and equipment, net	$2,774	$2,546

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Segment Information (Continued)

No single country other than those represented above exceeds 10% or more of HP’s total net property, plant and equipment in any fiscal year presented.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring and Other Charges

Summary of Restructuring Plans

HP’s restructuring activities in fiscal years 2022, 2021 and 2020 summarized by plan were as follows:

	Fiscal 2020 Plan			Other prior year plans(1)	Total
	Severance and EER		Non-labor
	In millions
Accrued balance as of October 31, 2019	$76		$—	$66	$142
Charges	356		10	1	367
Cash payments	(319)		(10)	(52)	(381)
Non-cash and other adjustments	(48)	(2)	—	(3)	(51)
Accrued balance as of October 31, 2020	65		—	12	77
Charges	187		38	4	229
Cash payments	(159)		(7)	(16)	(182)
Non-cash and other adjustments	(3)		(31)	—	(34)
Accrued balance as of October 31, 2021	90		—	—	90
Charges	116		77	—	193
Cash payments	(176)		(40)	(1)	(217)
Non-cash and other adjustments	2		(37)	1	(34)
Accrued balance as of October 31, 2022	$32		$—	$—	$32
Total costs incurred to date as of October 31, 2022	$740		$125	$504	$1,369

Reflected in Consolidated Balance Sheets:
Other current liabilities	$32		$—	$—	$32
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

Funded Status
The funded status of the defined benefit and post-retirement benefit plans was as follows:

	As of October 31
	2022	2021	2022	2021	2022	2021
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value of assets — beginning of year	$6,060	$10,463	$1,211	$1,064	$457	$481
Actual return on plan assets	(1,711)	1,403	(131)	117	(49)	11
Employer contributions	29	28	34	71	3	2
Participant contributions	—	—	19	21	39	49
Benefits paid	(204)	(427)	(21)	(45)	(67)	(86)
Settlement	(4)	(5,407)	(62)	(5)	—	—
Currency impact	—	—	(143)	(12)	—	—
Fair value of assets — end of year	$4,170	$6,060	$907	$1,211	$383	$457
Change in benefits obligation
Projected benefit obligation — beginning of year	$5,740	$11,344	$1,726	$1,664	$354	$394
Acquisition of plan(1)	—	—	11	—	—	—
Service cost	—	—	56	67	1	1
Interest cost	161	281	22	18	8	9
Participant contributions	—	—	19	21	39	49
Actuarial (gain) loss	(1,724)	(51)	(420)	(44)	(61)	(13)
Benefits paid	(204)	(427)	(21)	(45)	(67)	(86)
Plan amendments	—	—	(5)	62	—	—
Curtailment	—	—	—	(3)	—	—
Settlement	(4)	(5,407)	(62)	(5)	—	—
Currency impact	—	—	(181)	(9)	—	—
Projected benefit obligation — end of year	$3,969	$5,740	$1,145	$1,726	$274	$354
Funded status at end of year	$201	$320	$(238)	$(515)	$109	$103
Accumulated benefit obligation	$3,969	$5,740	$1,035	$1,602
(1)$11 million of defined benefit plans as a result of the Poly acquisition

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

The cumulative net actuarial losses for our defined pension plans and retiree welfare plans decreased year over year. The decrease in losses is primarily due to significant increases in discount rates and lump sum interest rates, partially offset by lower than expected returns on assets, plan experience, and other assumption changes.
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
The net amounts of non-current assets and current and non-current liabilities for HP’s defined benefit and post-retirement benefit plans recognized on HP’s Consolidated Balance Sheet were as follows:

	As of October 31
	2022	2021	2022	2021	2022	2021
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Other non-current assets	$490	$732	$38	$34	$114	$108
Other current liabilities	(32)	(36)	(9)	(8)	(4)	(4)
Other non-current liabilities	(257)	(376)	(267)	(541)	(1)	(1)
Funded status at end of year	$201	$320	$(238)	$(515)	$109	$103
The following table summarizes the pre-tax net actuarial loss (gain) and prior service cost (credit) recognized in Accumulated other comprehensive income (loss) for the defined benefit and post-retirement benefit plans.

	As of October 31, 2022
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$407	$45	$(191)
Prior service cost (credit)	—	42	(68)
Total recognized in Accumulated other comprehensive income (loss)	$407	$87	$(259)

Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2022	2021	2022	2021
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$—	$—	$728	$988
Aggregate projected benefit obligation	$289	$412	$996	$1,541

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2022	2021	2022	2021
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$—	$—	$538	$983
Aggregate accumulated benefit obligation	$289	$412	$733	$1,416

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

	As of October 31, 2022
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset category:
Equity securities(1)	$14	$37	$—	$51	$7	$82	$—	$89	$—	$—	$—	$—
Debt securities(2)
Corporate	—	1,949	—	1,949	—	13	—	13	—	214	—	214
Government	—	1,418	—	1,418	—	43	—	43	—	108	—	108
Real estate funds	—	—	—	—	1	16	—	17	—	—	—	—
Insurance contracts	—	—	—	—	—	72	—	72	—	—	—	—
Common collective trusts and 103-12 Investment entities(3)	—	—	—	—	—	7	—	7	—	—	—	—
Investment funds(4)	13	—	—	13	—	260	—	260	68		—	68
Cash and cash equivalents(5)	40	54	—	94	37	—	—	37	(5)	—	—	(5)
Other(6)	(264)	(230)	—	(494)	11	75	—	86	(2)		—	(2)
Net plan assets subject to leveling	$(197)	$3,228	$—	$3,031	$56	$568	$—	$624	$61	$322	$—	$383

Investments using NAV as a practical expedient(7)				1,139				283				—
Investments at fair value				$4,170				$907				$383

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings
Provision for Taxes
The domestic and foreign components of earnings before taxes were as follows:

	For the fiscal years ended October 31
h	2022	2021	2020
	In millions
U.S.	$1,406	$4,724	$874
Non-U.S.	2,918	2,844	2,337
	$4,324	$7,568	$3,211
The provision for (benefit from) taxes on earnings was as follows:

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
U.S. federal taxes:
Current	$272	$1,112	$12
Deferred	27	(458)	(68)
Non-U.S. taxes:
Current	338	420	319
Deferred	503	(173)	137
State taxes:
Current	9	78	23
Deferred	43	48	(27)
	$1,192	$1,027	$396

The differences between the U.S. federal statutory income tax rate and HP’s effective tax rate were as follows:

	For the fiscal years ended October 31
	2022	2021	2020
U.S. federal statutory income tax rate from continuing operations	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.3%	0.9%	1.4%
Impact of foreign earnings including GILTI and FDII, net	(7.9)%	(3.9)%	(5.2)%
Valuation allowances	0.3%	(3.5)%	1.5%
Uncertain tax positions and audit settlements	2.8%	0.9%	(3.9)%
Impact of internal reorganization	9.4%	(1.2)%	—%
Other, net	0.7%	(0.6)%	(2.5)%
	27.6%	13.6%	12.3%

The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include Singapore, Malaysia, and Puerto Rico. HP has elected to treat GILTI inclusions as period costs.
In fiscal year 2022, HP recorded $456 million of net income tax charges related to discrete items in the provision for taxes. This amount included $649 million of tax effects related to internal reorganization, $107 million of uncertain tax position charges, $55 million related to withholding taxes on undistributed foreign earnings, $51 million related to audit settlements in various jurisdictions and $26 million of other net tax charges. These charges were partially offset by income tax benefits of $189 million related to the filing of tax returns in various jurisdictions, $156 million related to changes in valuation allowances, $44 million related to restructuring charges, and $43 million related to Poly acquisition charges. In the fiscal year 2022, HP

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)
recorded excess tax benefits of $33 million associated with stock options, restricted stock units and performance-adjusted restricted stock.
In fiscal year 2021, HP recorded $4 million of net income tax charges related to discrete items in the provision for taxes. This amount included income tax charges of $533 million related to the Oracle litigation proceeds and $15 million of uncertain tax position charges. These charges were offset by income tax benefits of $368 million related to changes in valuation allowances, $89 million of tax effects related to internal reorganization, $51 million related to restructuring charges,$16 million related to the filing of tax returns in various jurisdictions, $11 million related to acquisition charges, and $9 million of other net tax benefits. In fiscal year 2021, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
In fiscal year 2020, HP recorded $245 million of net income tax benefits related to discrete items in the provision for taxes. This amount included tax benefits related to audit settlements of $124 million in various jurisdictions and $84 million related to restructuring benefits. Additionally, HP recorded benefits of $20 million related to proxy contest costs and $17 million of other net tax benefits. In fiscal year 2020, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
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
Uncertain Tax Positions
A reconciliation of unrecognized tax benefits is as follows:

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Balance at beginning of year	$829	$830	$934
Increases:
For current year’s tax positions	26	62	64
For prior years’ tax positions	299	92	71
Decreases:
For prior years’ tax positions	(60)	(92)	(89)
Statute of limitations expirations	(5)	(9)	(2)
Settlements with taxing authorities	(44)	(54)	(148)
Balance at end of year	$1,045	$829	$830

As of October 31, 2022, the amount of gross unrecognized tax benefits was $1.0 billion, of which up to $783 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits increased by $216 million for the twelve months ended October 31, 2022. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Statements of Earnings. As of October 31, 2022, 2021 and 2020, HP had accrued $64 million, $70 million and $34 million, respectively, for interest and penalties.
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
Deferred Income Taxes

The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31
	2022	2021
	In millions
Deferred tax assets:
Loss and credit carryforwards	$7,601	$7,630
Intercompany transactions—excluding inventory	799	791
Fixed assets	118	136
Warranty	170	207
Employee and retiree benefits	133	281
Deferred revenue	221	192
Capitalized research and development	654	454
Intangible assets	—	474
Operating lease liabilities	238	227
Investment in partnership	70	95
Cash flow hedges	—	8
Other	352	448
Gross deferred tax assets	10,356	10,943
Valuation allowances	(7,592)	(7,749)
Total deferred tax assets	2,764	3,194

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(75)	(42)
Right-of-use assets from operating leases	(227)	(215)
Intangible assets	(261)	—
Cash flow hedges	(155)	—
Other	—	(79)
Total deferred tax liabilities	(718)	(336)
Net deferred tax assets	$2,046	$2,858

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)
Deferred tax assets and liabilities included in the Consolidated Balance Sheets as follows:

	As of October 31
	2022	2021
	In millions
Deferred tax assets	$2,167	$2,915
Deferred tax liabilities	(121)	(57)
Total	$2,046	$2,858

 As of October 31, 2022, HP had recorded deferred tax assets for net operating loss (“NOL”) carryforwards as follows:

	Gross NOLs	Deferred Taxes on NOLs	Valuation allowance	Initial Year of Expiration
	In millions
Federal	$291	$63	$(11)	2023
State	2,680	178	(71)	2023
Foreign	25,948	7,213	(7,113)	2033
Balance at end of year	$28,919	$7,454	$(7,195)

As of October 31, 2022, HP had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
Tax credits in state and foreign jurisdictions	$312	$(55)	2023
U.S. R&D and other credits	11	—	2031
Balance at end of year	$323	$(55)

Deferred Tax Asset Valuation Allowance

The deferred tax asset valuation allowance and changes were as follows:

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Balance at beginning of year	$7,749	$7,951	$7,930
Income tax (benefit) expense	(274)	(168)	49
Goodwill, other comprehensive loss (income), currency translation and charges to other accounts	117	(34)	(28)
Balance at end of year	$7,592	$7,749	$7,951

Gross deferred tax assets as of October 31, 2022, 2021, and 2020 were reduced by valuation allowances of $7.6 billion, $7.7 billion and $8.0 billion, respectively. In fiscal year 2022, the deferred tax asset valuation allowance decreased by $157 million primarily due to foreign net operating losses, U.S. deferred tax assets that are anticipated to be realized at a lower effective rate than the federal statutory tax rate, and the impact of the acquisition of Poly on the company’s deferred tax assets. In fiscal year 2021, the deferred tax asset valuation allowance decreased by $202 million primarily due to foreign net operating losses and U.S. deferred tax assets that are anticipated to be realized at a lower effective rate due to certain future U.S. international tax reform implications. In fiscal year 2020, the deferred tax asset valuation allowance increased by $21 million primarily associated with foreign net operating losses and U.S. deferred tax assets that are anticipated to be realized at a lower effective rate than the federal statutory tax rate due to certain future U.S. international tax reform implications.

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
The following is a summary of the activity under these arrangements:

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Balance at beginning of year (1)	$131	$188	$235
Trade receivables sold	12,028	11,976	10,474
Cash receipts	(11,942)	(12,035)	(10,526)
Foreign currency and other	(32)	2	5
Balance at end of year (1)	$185	$131	$188
(1) Amounts outstanding from third parties reported in Accounts Receivable in the Consolidated Balance Sheets.
Inventory

	As of October 31
	2022	2021
	In millions
Finished goods	$4,885	$4,532
Purchased parts and fabricated assemblies	2,729	3,398
	$7,614	$7,930

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)
Other Current Assets

	As of October 31
	2022	2021
	In millions
Prepaid and other current assets	$2,086	$1,065
Supplier and other receivables	1,377	2,333
Value-added taxes receivable	968	1,005
	$4,431	$4,403

Property, Plant and Equipment, Net

	As of October 31
	2022	2021
	In millions
Land, buildings and leasehold improvements	$2,255	$2,166
Machinery and equipment, including equipment held for lease	5,337	5,307
	7,592	7,473
Accumulated depreciation	(4,818)	(4,927)
	$2,774	$2,546
 Depreciation expense was $542 million, $627 million and $673 million in fiscal years 2022, 2021 and 2020, respectively.
Other Non-Current Assets

	As of October 31
	2022	2021
	In millions
Deferred tax assets(1)	$2,167	$2,915
Intangible assets(2)	1,933	784
Right-of-use assets(3)	1,236	1,192
Prepaid pension and post-retirement benefit assets(4)	642	874
Deposits and prepaid	474	626
Other	991	697
	$7,443	$7,088

(1)See Note 6, “Taxes on Earnings” for detailed information.
(2)See Note 8, “Goodwill and Intangible Assets” for detailed information.
(3)See Note 17, “Leases” for detailed information.
(4)See Note 4, “Retirement and Post-Retirement Benefit Plans” for detailed information.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)
Other Current Liabilities

	As of October 31
	2022	2021
	In millions
Sales and marketing programs	$2,984	$3,179
Deferred revenue	1,393	1,277
Other accrued taxes	1,064	1,227
Employee compensation and benefit	954	1,627
Warranty	619	731
Operating lease liabilities(1)	405	350
Tax liability	286	296
Other	2,963	3,193
	$10,668	$11,880
(1)See Note 17, “Leases” for detailed information.

Other Non-Current Liabilities

	As of October 31
	2022	2021
	In millions
Deferred revenue	$1,171	$1,099
Tax liability	911	860
Operating lease liabilities(1)	875	936
Pension, post-retirement, and post-employment liabilities(2)	600	1,020
Deferred tax liability	121	57
Other	856	830
	$4,534	$4,802
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)
Interest and other, net

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Oracle litigation proceeds(1)	$—	$2,304	$—
Non-operating retirement-related credits	144	160	240
Interest expense on borrowings	(359)	(254)	(239)
Defined benefit plan settlement gains (charges)	—	37	(214)
Loss on extinguishment of debt	—	(16)	(40)
Tax indemnifications	(1)	—	1
Other, net	(19)	(22)	21
	$(235)	$2,209	$(231)
(1)See Note 1, “Summary of Significant Accounting Policies” for detailed information.
Net Revenue by Region

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Americas	$26,544	$27,491	$24,413
Europe, Middle East and Africa	21,300	22,216	19,624
Asia-Pacific and Japan	15,066	13,753	12,601
Total net revenue	$62,910	$63,460	$56,638

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
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive income (loss) was as follows:

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Gain/(loss) recognized in Accumulated other comprehensive income (loss) on derivatives:
Foreign currency contracts	$1,456	$(117)	$(197)
Interest rate contracts	$85	$(15)	$(4)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Total amounts of income/ (expense) line items in the statement of financial performance in which the effects of cash flow hedges are recorded			Gain/ (loss) reclassified from Accumulated other comprehensive loss into earnings
	For the fiscal years ended October 31			For the fiscal years ended October 31
	2022	2021	2020	2022	2021	2020
	In millions			In millions
Net revenue	$62,910	$63,460	$56,638	$877	$(214)	$108
Cost of revenue	(50,647)	(50,053)	(46,217)	(101)	(30)	(25)
Operating expenses	(7,704)	(8,048)	(6,979)	(1)	1	2
Interest and other, net	(235)	2,209	(231)	4	—	—
Total				$779	$(243)	$85
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
Taxes related to Other Comprehensive Income (Loss)

	For the fiscal years ended October 31
	2022	2021	2020
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax benefit (provision) on unrealized (losses) gains arising during the period	$2	$(1)	$—

Tax effect on change in unrealized components of cash flow hedges:
Tax (provision) benefit on unrealized gains (losses) arising during the period	(328)	(9)	20
Tax provision (benefit) on (gains) losses reclassified into earnings	195	(17)	28
	(133)	(26)	48
Tax effect on change in unrealized components of defined benefit plans:
Tax benefit (provision) on (losses) gains arising during the period	26	(183)	11
Tax benefit on amortization of actuarial loss and prior service benefit	(6)	(17)	(19)
Tax (provision) benefit on curtailments, settlements and other	(1)	9	(41)
	19	(191)	(49)
Tax effect on change in cumulative translation adjustment	3	(1)	2
Tax (provision) benefit on other comprehensive income (loss)	$(109)	$(219)	$1

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 12: Stockholders’ Deficit (Continued)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	For the year ended October 31
	2022	2021	2020
	In millions
Other comprehensive income (loss), net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized (losses) gains arising during the period	$(9)	$4	$2

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	1,213	(141)	(181)
(Gains) losses reclassified into earnings	(584)	226	(57)
	629	85	(238)
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	(28)	846	(18)
Amortization of actuarial loss and prior service benefit(1)	14	63	64
Curtailments, settlements and other	(1)	(27)	174
	(15)	882	220
Change in cumulative translation adjustment	(75)	27	(2)
Other comprehensive income (loss), net of taxes	$530	$998	$(18)
(1)These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.
The components of Accumulated other comprehensive income (loss), net of taxes as of October 31, 2022 and changes during fiscal year 2022 were as follows:

	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$15	$19	$(308)	$29	$(245)
Other comprehensive (losses) gains before reclassifications	(9)	1,213	(28)	(75)	1,101
Reclassifications of losses into earnings	—	(584)	14	—	(570)
Reclassifications of curtailments, settlements and other into earnings	—	—	(1)	—	(1)
Balance at end of period	$6	$648	$(323)	$(46)	$285

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	For the fiscal years ended October 31
	2022	2021	2020
	In millions, except per share amounts
Numerator:
Net earnings	$3,132	$6,541	$2,815
Denominator:
Weighted-average shares used to compute basic net EPS	1,038	1,208	1,413
Dilutive effect of employee stock plans	12	12	7
Weighted-average shares used to compute diluted net EPS	1,050	1,220	1,420
Net earnings per share:
Basic	$3.02	$5.41	$1.99
Diluted	$2.98	$5.36	$1.98
Anti-dilutive weighted-average stock-based compensation awards(1)	4	2	13

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 19: Revision of Prior Period Consolidated Financial Statements

The Company has revised certain prior period consolidated financial statements to correct for an accounting error related to a revenue contract as well as other immaterial errors. See Note 1, “Summary of Significant Accounting Policies” for further information. A summary of revisions to the Company’s previously reported financial statements is presented below.

Revised Consolidated Statements of Earnings

	For the fiscal year ended October 31, 2022
	As reported	Adjustment	As revised
	In millions, except per share amounts
Net revenue	$62,983	$(73)	$62,910
Cost of revenue	$50,648	$(1)	$50,647
Research and development	$1,593	$60	$1,653
Restructuring and other charges	$233	$(15)	$218
Total costs and expenses	$58,307	$44	$58,351
Earnings from operations	$4,676	$(117)	$4,559
Earnings before taxes	$4,441	$(117)	$4,324
Provision for taxes	$(1,238)	$46	$(1,192)
Net earnings	$3,203	$(71)	$3,132
Basic earnings per share	$3.09	$(0.07)	$3.02
Diluted earnings per share	$3.05	$(0.07)	$2.98

	For the fiscal year ended October 31, 2021
	As reported	Adjustment	As revised
	In millions, except per share amounts
Net revenue	$63,487	$(27)	$63,460
Cost of revenue	$50,070	$(17)	$50,053
Research and development	$1,907	$(59)	$1,848
Selling, general and administrative	$5,741	$(14)	$5,727
Restructuring and other charges	$245	$6	$251
Total costs and expenses	$58,185	$(84)	$58,101
Earnings from operations	$5,302	$57	$5,359
Earnings before taxes	$7,511	$57	$7,568
Provision for taxes	$(1,008)	$(19)	$(1,027)
Net earnings	$6,503	$38	$6,541
Basic earnings per share	$5.38	$0.03	$5.41
Diluted earnings per share	$5.33	$0.03	$5.36

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 19: Revision of Prior Period Consolidated Financial Statements (Continued)

	For the fiscal year ended October 31, 2020
	As reported	Adjustment	As revised
	In millions, except per share amounts
Net revenue	$56,639	$(1)	$56,638
Cost of revenue	$46,202	$15	$46,217
Research and development	$1,478	$(1)	$1,477
Selling, general and administrative	$4,906	$(5)	$4,901
Restructuring and other charges	$462	$10	$472
Total costs and expenses	$53,177	$19	$53,196
Earnings from operations	$3,462	$(20)	$3,442
Earnings before taxes	$3,231	$(20)	$3,211
Provision for taxes	$(387)	$(9)	$(396)
Net earnings	$2,844	$(29)	$2,815
Basic earnings per share	$2.01	$(0.02)	$1.99
Diluted earnings per share	$2.00	$(0.02)	$1.98

Revised Consolidated Statements of Comprehensive Income

	For the fiscal year ended October 31, 2022
	As reported	Adjustment	As revised
	In millions
Net earnings	$3,203	$(71)	$3,132
Gains (losses) on unrealized components of defined benefit plans	$4	$(58)	$(54)
Other comprehensive income before taxes	$697	$(58)	$639
Provision for taxes	$(124)	$15	$(109)
Other comprehensive income, net of taxes	$573	$(43)	$530
Comprehensive income	$3,776	$(114)	$3,662

	For the fiscal year ended October 31, 2021
	As reported	Adjustment	As revised
	In millions
Net earnings	$6,503	$38	$6,541
Gains on unrealized components of defined benefit plans	$1,008	$21	$1,029
Other comprehensive income before taxes	$1,196	$21	$1,217
Provision for taxes	$(213)	$(6)	$(219)
Other comprehensive income, net of taxes	$983	$15	$998
Comprehensive income	$7,486	$53	$7,539

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 19: Revision of Prior Period Consolidated Financial Statements (Continued)

	For the fiscal year ended October 31, 2020
	As reported	Adjustment	As revised
	In millions
Net earnings	$2,844	$(29)	$2,815
Comprehensive income	$2,826	$(29)	$2,797

Revised Consolidated Balance Sheets

	For the fiscal years ended October 31
	2022			2021
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
	In millions
Accounts receivable, net	$4,546	$—	$4,546	$5,511	$25	$5,536
Inventory	$7,595	$19	$7,614	$7,930	$—	$7,930
Other current assets	$4,515	$(84)	$4,431	$4,430	$(27)	$4,403
Total current assets	$19,801	$(65)	$19,736	$22,170	$(2)	$22,168
Other non-current assets	$7,471	$(28)	$7,443	$7,091	$(3)	$7,088
Total assets	$38,587	$(93)	$38,494	$38,610	$(5)	$38,605
Accounts payable	$15,284	$19	$15,303	$16,075	$—	$16,075
Other current liabilities	$10,651	$17	$10,668	$11,915	$(35)	$11,880
Total current liabilities	$26,153	$36	$26,189	$29,096	$(35)	$29,061
Other non-current liabilities	$4,556	$(22)	$4,534	$4,778	$24	$4,802
Accumulated deficit	$(4,413)	$(79)	$(4,492)	$(2,461)	$(9)	$(2,470)
Accumulated other comprehensive income (loss)	$313	$(28)	$285	$(260)	$15	$(245)
Total stockholders’ deficit	$(2,918)	$(107)	$(3,025)	$(1,650)	$6	$(1,644)
Total liabilities and stockholders’ deficit	$38,587	$(93)	$38,494	$38,610	$(5)	$38,605

Revised Consolidated Statements of Cash Flows

	For the fiscal year ended October 31, 2022
	As reported	Adjustment	As revised
	In millions
Cash flows from operating activities:
Net earnings	$3,203	$(71)	$3,132
Restructuring and other charges	$233	$(15)	$218
Deferred taxes on earnings	$574	$3	$577
Accounts receivable	$1,260	$25	$1,285
Inventory	$233	$(19)	$214
Accounts payable	$(928)	$19	$(909)
Taxes on earnings	$(83)	$(51)	$(134)
Other assets and liabilities	$(1,227)	$109	$(1,118)
Net cash provided by operating activities	$4,463	$—	$4,463

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 19: Revision of Prior Period Consolidated Financial Statements (Continued)

	For the fiscal year ended October 31, 2021
	As reported	Adjustment	As revised
	In millions
Cash flows from operating activities:
Net earnings	$6,503	$38	$6,541
Restructuring and other charges	$245	$6	$251
Deferred taxes on earnings	$(605)	$23	$(582)
Accounts receivable	$(80)	$(25)	$(105)
Inventory	$(2,164)	$(16)	$(2,180)
Taxes on earnings	$64	$(5)	$59
Other assets and liabilities	$(13)	$(21)	$(34)
Net cash provided by operating activities	$6,409	$—	$6,409

	For the fiscal year ended October 31, 2020
	As reported	Adjustment	As revised
	In millions
Cash flows from operating activities:
Net earnings	$2,844	$(29)	$2,815
Restructuring and other charges	$462	$10	$472
Deferred taxes on earnings	$70	$(27)	$43
Inventory	$(386)	$16	$(370)
Taxes on earnings	$(147)	$35	$(112)
Other assets and liabilities	$(32)	$(5)	$(37)
Net cash provided by operating activities	$4,316	$—	$4,316

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). At the time that the Form 10-K for our fiscal year ended October 31, 2022 was filed on December 6, 2022, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed by us in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to HP’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Subsequent to this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date due to the material weaknesses in our internal control over financial reporting described below.
See Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in Item 8, which are incorporated herein by reference.
Remediation Plan for the Material Weaknesses
The Company’s management, under the oversight of the Audit Committee, is in the process of designing prevent and detect controls specific to the impacted business activity.
The Company’s management is also enhancing its processes and controls to help ensure the timely review of the SOC-1 report in conjunction with designing and implementing related, effective complementary user entity controls associated with the sales incentive payment processing application.
While we have taken steps to implement our remediation plan, the material weaknesses will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Company will monitor the effectiveness of its remediation plan and refine its remediation plan as appropriate.
Changes in Internal Control over Financial Reporting
As described above, we are taking steps to remediate the material weaknesses in our internal control over financial reporting. Other than in connection with the remediation process described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
h

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
		10-Q	001-04423	10(e)(e)(e)(e)	March 5, 2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(g)(g)(g)	Amendment Number Three to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective November 17, 2020).*	10-Q	001-04423	10(f)(f)(f)(f)	March 5, 2021
10(h)(h)(h)	Five-Year Credit Agreement, dated as of May 26, 2021, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-04423	10.1	June 1, 2021
10(i)(i)(i)	Amendment Number Four to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective as of April 1, 2021 and December 31, 2021).*	10-Q	001-04423	10(j)(j)(j)	September 3, 2021
10(j)(j)(j)	Form of Grant Agreement for grants of restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(j)(j)(j)	March 7, 2022
10(k)(k)(k)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(k)(k)(k)	March 7, 2022
10(l)(l)(l)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(l)(l)(l)	March 7, 2022
10(m)(m)(m)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(m)(m)(m)	March 7, 2022
10(n)(n)(n)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(n)(n)(n)	March 7, 2022
10(o)(o)(o)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(o)(o)(o)	March 7, 2022
10(p)(p)(p)	Third Amended and Restated HP Inc. 2004 Stock Incentive Plan.*	8-K	001-04423	10.1	April 22, 2022
10(q)(q)(q)	Amendment Agreement, dated August 23, 2022 to the Five-Year Credit Agreement dated May 26, 2021, by and among HP Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-04423	10.1	August 26, 2022
10(r)(r)(r)	Plantronics, Inc. 2003 Stock Plan, as amended and restated.*	S-8	333-267151	4.4	August 29, 2022
10(s)(s)(s)	Amendment Number One to the Plantronics, Inc. 2003 Stock Plan, as amended and restated.*	S-8	333-267151	4.5	August 29, 2022
10(t)(t)(t)	Amendment Number Five to Registrant’s 2005 Executive Deferred Compensation Plan.*	10-K	001-04423	10(t)(t)(t)	December 6, 2022
21	Subsidiaries of the Registrant as of October 31, 2022.	10-K	001-04423	21	December 6, 2022
23	Consent of Independent Registered Public Accounting Firm.†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).†
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

Date: September 11, 2023	HP INC.
	By:	/s/ MARIE MYERS
Marie Myers Chief Financial Officer