Form 10-Q
period 2023-07-31
HP INC
filed 2023-09-11
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP Inc. common stock outstanding as of July 31, 2023 was 988,268,771 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended July 31, 2023
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries. Certain financial statement numbers presented in this document may differ from those presented in our third quarter fiscal 2023 earnings release and Form 8-K filing (dated August 29, 2023) as a result of immaterial rounding adjustments.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, they could affect the business and results of operations of HP Inc. and its consolidated subsidiaries (“HP”) which may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any statements regarding the impact of the COVID-19 pandemic; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings (including the Fiscal 2023 Plan (as defined below)), net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, demand, performance, market share or competitive performance relating to products or services; any statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims, disputes or other litigation matters; any statements of expectation or belief as to the timing and expected benefits of acquisitions and other business combination and investment transactions (including the recent acquisition of Plantronics, Inc. (“Poly”)); and any statements of assumptions underlying any of the foregoing. Forward-looking statements can also generally be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Risks, uncertainties and assumptions that could affect our business and results of operations include factors relating to the impact of macroeconomic and geopolitical trends, changes and events, including the Russian invasion of Ukraine and tension across the Taiwan Strait and the regional and global ramifications of these events; recent volatility in global capital markets, increases in benchmark interest rates, the effects of inflation and instability of financial institutions; risks associated with HP’s international operations; the effects of the COVID-19 pandemic; the execution and performance of contracts by HP and its suppliers, customers, clients and partners, including logistical challenges with respect to such execution and performance; changes in estimates and assumptions HP makes in connection with the preparation of its financial statements; the need to manage (and reliance on) third-party suppliers, including with respect to component shortages, and the need to manage HP’s global, multi-tier distribution network, limit potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; HP’s ability to execute on its strategic plans, including the previously announced initiatives, business model changes and transformation; execution of planned structural cost reductions and productivity initiatives; HP’s ability to complete any contemplated share repurchases, other capital return programs or other strategic transactions; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy and business model changes and transformation; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution, reseller and customer landscape; the development and transition of new products and services and the enhancement of existing products and services to meet evolving customer needs and respond to emerging technological trends; successfully competing and maintaining the value proposition of HP’s products, including supplies; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products or our uneven sales cycle; integration and other risks associated with business combination and investment transactions; the results of our restructuring plans (including the Fiscal 2023 Plan), including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of our restructuring plans; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; the hiring and retention of key employees; disruptions in operations from system security risks, data protection breaches, cyberattacks, extreme weather conditions or other effects of climate change, medical epidemics or pandemics such as the COVID-19 pandemic, and other natural or manmade disasters or catastrophic events; the impact of changes to federal, state, local and foreign laws and regulations, including environmental regulations and tax laws; our aspirations related to environmental, social and governance matters; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; the effectiveness of our internal control over financial reporting; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part II of this report as well as the risks discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this report are made as of the date of this filing and HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2023	2022	2023	2022
	In millions, except per share amounts
Net revenue	$13,196	$14,648	$39,901	$48,136
Costs and expenses:
Cost of revenue	10,374	11,764	31,378	38,564
Research and development	354	368	1,167	1,271
Selling, general and administrative	1,302	1,143	4,031	4,075
Restructuring and other charges	75	13	416	148
Acquisition and divestiture charges	48	31	205	83
Amortization of intangible assets	91	50	262	154
Russia exit charges	—	23	—	23
Total costs and expenses	12,244	13,392	37,459	44,318
Earnings from operations	952	1,256	2,442	3,818
Interest and other, net	(16)	(70)	(357)	(141)
Earnings before taxes	936	1,186	2,085	3,677
(Provision for) benefit from taxes	(170)	(64)	204	(522)
Net earnings	$766	$1,122	$2,289	$3,155

Net earnings per share:
Basic	$0.77	$1.10	$2.31	$3.00
Diluted	$0.76	$1.08	$2.29	$2.97

Weighted-average shares used to compute net earnings per share:
Basic	993	1,024	991	1,052
Diluted	1,002	1,035	999	1,064
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2023	2022	2023	2022
	In millions
Net earnings	$766	$1,122	$2,289	$3,155
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains (losses) arising during the period	1	(1)	5	(7)

Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(68)	280	(757)	1,182
Losses (gains) reclassified into earnings	68	(327)	(104)	(491)
	—	(47)	(861)	691
Change in unrealized components of defined benefit plans:
Gains arising during the period	—	10	5	12
Amortization of actuarial loss and prior service benefit	—	5	—	16
Curtailments, settlements and other	—	(1)	—	(1)
	—	14	5	27

Change in cumulative translation adjustment	10	(14)	48	(56)
Other comprehensive income (loss) before taxes	11	(48)	(803)	655
Benefit from (provision for) taxes	3	(62)	164	(172)
Other comprehensive income (loss), net of taxes	14	(110)	(639)	483
Comprehensive income	$780	$1,012	$1,650	$3,638
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	July 31, 2023	October 31, 2022
	In millions, except par value
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,718	$3,145
Accounts receivable, net of allowance for credit losses of $91 and $107, respectively	4,367	4,546
Inventory	7,197	7,614
Other current assets	4,181	4,431
Total current assets	17,463	19,736
Property, plant and equipment, net	2,783	2,774
Goodwill	8,614	8,541
Other non-current assets	7,772	7,443
Total assets	$36,632	$38,494
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$443	$218
Accounts payable	14,123	15,303
Other current liabilities	10,624	10,668
Total current liabilities	25,190	26,189
Long-term debt	9,236	10,796
Other non-current liabilities	4,451	4,534
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 988 and 980 shares issued and outstanding at July 31, 2023 and October 31, 2022, respectively)	10	10
Additional paid-in capital	1,435	1,172
Accumulated deficit	(3,336)	(4,492)
Accumulated other comprehensive (loss) income	(354)	285
Total stockholders’ deficit	(2,245)	(3,025)
Total liabilities and stockholders’ deficit	$36,632	$38,494
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended July 31
	2023	2022
	In millions
Cash flows from operating activities:
Net earnings	$2,289	$3,155
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	638	571
Stock-based compensation expense	353	273
Restructuring and other charges	416	148
Deferred taxes on earnings	(774)	51
Other, net	(61)	361
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	180	1,101
Inventory	364	(570)
Accounts payable	(1,133)	(491)
Net investment in leases	(82)	(94)
Taxes on earnings	354	(165)
Restructuring and other	(244)	(185)
Other assets and liabilities	(704)	(1,596)
Net cash provided by operating activities	1,596	2,559
Cash flows from investing activities:
Investment in property, plant and equipment	(459)	(647)
Proceeds from sale of property, plant and equipment	—	26
Purchases of available-for-sale securities and other investments	(6)	(50)
Maturities and sales of available-for-sale securities and other investments	18	8
Collateral (posted) returned for derivative instruments	(118)	14
Payment made in connection with business acquisitions, net of cash acquired	(5)	(24)
Net cash used in investing activities	(570)	(673)
Cash flows from financing activities:
Proceeds from (payment of) short-term borrowings with original maturities less than 90 days, net	190	(400)
Proceeds from debt, net of issuance costs	177	4,086
Payment of debt and associated costs	(1,654)	(141)
Stock-based award activities and others	(86)	(88)
Repurchase of common stock	(100)	(3,547)
Cash dividends paid	(777)	(788)
Collateral returned for derivative instruments	(200)	—
Settlement of cash flow hedges	(3)	79
Net cash used in financing activities	(2,453)	(799)
(Decrease) increase in cash, cash equivalents and restricted cash	(1,427)	1,087
Cash, cash equivalents and restricted cash at beginning of period	3,145	4,299
Cash, cash equivalents and restricted cash at end of period	$1,718	$5,386
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance at April 30, 2022	1,033,392	$10	$1,081	$(3,399)	$348	$(1,960)
Net earnings				1,122		1,122
Other comprehensive loss, net of taxes					(110)	(110)
Comprehensive income						1,012
Issuance of common stock in connection with employee stock plans and other	1,068		9			9
Repurchases of common stock (Note 10)	(28,522)		(30)	(971)		(1,001)
Cash dividends ($0.50 per common share)				(506)		(506)
Stock-based compensation expense			70			70
Balance at July 31, 2022	1,005,938	$10	$1,130	$(3,754)	$238	$(2,376)

Balance at April 30, 2023	985,876	$10	$1,344	$(3,579)	$(368)	$(2,593)
Net earnings				766		766
Other comprehensive income, net of taxes					14	14
Comprehensive income						780
Issuance of common stock in connection with employee stock plans and other	2,344		—			—
Cash dividends ($0.52 per common share)				(523)		(523)
Stock-based compensation expense			91			91
Balance at July 31, 2023	988,220	$10	$1,435	$(3,336)	$(354)	$(2,245)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance at October 31, 2021	1,092,205	$11	$1,060	$(2,470)	$(245)	$(1,644)
Net earnings				3,155		3,155
Other comprehensive income, net of taxes					483	483
Comprehensive income						3,638
Issuance of common stock in connection with employee stock plans and other	11,452		(104)			(104)
Repurchases of common stock (Note 10)	(97,719)	(1)	(99)	(3,399)		(3,499)
Cash dividends ($1.00 per common share)				(1,040)		(1,040)
Stock-based compensation expense			273			273
Balance at July 31, 2022	1,005,938	$10	$1,130	$(3,754)	$238	$(2,376)

Balance at October 31, 2022	979,869	$10	$1,172	$(4,492)	$285	$(3,025)
Net earnings				2,289		2,289
Other comprehensive loss, net of taxes					(639)	(639)
Comprehensive income						1,650
Issuance of common stock in connection with employee stock plans and other	11,975		(86)			(86)
Repurchases of common stock (Note 10)	(3,624)		(4)	(96)		(100)
Cash dividends ($1.05 per common share)				(1,037)		(1,037)
Stock-based compensation expense			353			353
Balance at July 31, 2023	988,220	$10	$1,435	$(3,336)	$(354)	$(2,245)
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
Revision of Prior Period Financial Statements
In connection with the preparation of HP’s Consolidated Condensed Financial Statements for the three and nine months ended July 31, 2023, the Company identified an accounting error related to a revenue contract in the Personal Systems segment. HP has revised its prior period financial statements to correct this error, as well as other immaterial errors, which impacted the last quarter and annual period of fiscal year 2020 and all the subsequent periods through the second quarter of fiscal year 2023. The Company evaluated the error and determined that the related impacts were not material to its financial statements for the annual periods when they occurred, but that correcting the error would be material to the Company’s results of operations for the three and nine months ended July 31, 2023. The Company has corrected these errors in the Consolidated Condensed Financial Statements for all prior periods presented herein. Revisions to the Company’s previously reported disclosures have been reflected in Note 2, “Segment Information”; Note 3, “Restructuring and Other Charges”; Note 5, “Taxes on Earnings”; Note 6, “Supplementary Financial Information”; Note 10, “Stockholders’ Deficit”; and Note 11, “Net Earnings Per Share”. A summary of the revisions to the Company’s previously reported financial statements is provided in Note 14, “Revision of Prior Period Financial Statements”.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of July 31, 2023, the extent to which the current macroeconomic factors will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As the events continue to evolve with respect to the ongoing macroeconomic factors, our estimates may materially change in future periods.
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
HP has reflected these changes to its prior reporting periods on an as-if basis. The realignment change had no impact to previously reported segment net revenue, consolidated net revenue, net earnings or net earnings per share (“EPS”).

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)
Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	Three months ended July 31		Nine months ended July 31
	2023	2022	2023	2022
	In millions
Net revenue:
Commercial PS	$6,201	$6,956	$18,499	$22,600
Consumer PS	2,731	3,117	7,787	11,171
Personal Systems	8,932	10,073	26,286	33,771
Supplies	2,768	2,814	8,631	9,013
Commercial Printing	974	1,036	3,119	3,117
Consumer Printing	521	725	1,861	2,239
Printing	4,263	4,575	13,611	14,369
Corporate Investments	1	—	5	1
Total segment net revenue	13,196	14,648	39,902	48,141
Other	—	—	(1)	(5)
Total net revenue	$13,196	$14,648	$39,901	$48,136

Earnings before taxes:
Personal Systems	$592	$673	$1,498	$2,331
Printing	794	904	2,563	2,725
Corporate Investments	(32)	(58)	(103)	(184)
Total segment earnings from operations	1,354	1,519	3,958	4,872
Corporate and unallocated costs and other	(97)	(76)	(279)	(373)
Stock-based compensation expense	(91)	(70)	(353)	(273)
Restructuring and other charges	(75)	(13)	(416)	(148)
Acquisition and divestiture charges	(48)	(31)	(206)	(83)
Amortization of intangible assets	(91)	(50)	(262)	(154)
Russia exit charges	—	(23)	—	(23)
Interest and other, net	(16)	(70)	(357)	(141)
Total earnings before taxes	$936	$1,186	$2,085	$3,677

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the nine months ended July 31, 2023 and 2022 summarized by plan were as follows:

	Fiscal 2023 Plan
	Severance and EER		Non-labor	Other prior-year plans(1)	Total
	In millions
Accrued balance as of October 31, 2022	$—		$—	$32	$32
Charges	318		38	3	359
Cash payments	(135)		(15)	(37)	(187)
Non-cash and other adjustments	(141)	(2)	(5)	3	(143)
Accrued balance as of July 31, 2023	$42		$18	$1	$61
Total costs incurred to date as of July 31, 2023	$318		$38	$868	$1,224

Reflected in Consolidated Condensed Balance Sheets
Other current liabilities	$42		$6	$1	$49
Other non-current liabilities	$—		$12	$—	$12

Accrued balance as of October 31, 2021	$—		$—	$90	$90
Charges	—		—	136	136
Cash payments	—		—	(170)	(170)
Non-cash and other adjustments	—		—	(36)	(36)
Accrued balance as of July 31, 2022	$—		$—	$20	$20

HP’s restructuring charges for the three months ended July 31, 2023 summarized by the plans outlined below were as follows:

	Fiscal 2023 Plan
	Severance and EER	Non-labor	Other prior-year plans(1)	Total
	In millions
For the three months ended July 31, 2023	$24	$25	$1	$50
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
Other charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts and transformation program management costs, and are distinct from ongoing operational costs. These costs primarily relate to third-party professional services and other costs. For the three and nine months ended July 31, 2023, HP incurred $25 million and $57 million of other charges, respectively. For the three and nine months ended July 31, 2022, HP incurred $7 million and $12 million of other charges, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2023	2022	2023	2022	2023	2022
	In millions
Service cost	$—	$—	$10	$14	$1	$1
Interest cost	54	41	10	5	4	2
Expected return on plan assets	(65)	(72)	(13)	(12)	(4)	(2)
Amortization and deferrals:
Actuarial loss (gain)	4	1	1	9	(4)	(4)
Prior service cost (credit)	—	—	1	1	(2)	(2)
Net periodic benefit (credit) cost	(7)	(30)	9	17	(5)	(5)
Settlement gain	—	—	—	(1)	—	—
Total periodic benefit (credit) cost	$(7)	$(30)	$9	$16	$(5)	$(5)

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2023	2022	2023	2022	2023	2022
	In millions
Service cost	$—	$—	$30	$42	$1	$1
Interest cost	163	121	30	16	11	6
Expected return on plan assets	(194)	(221)	(39)	(37)	(10)	(6)
Amortization and deferrals:
Actuarial loss (gain)	13	4	3	28	(12)	(12)
Prior service cost (credit)	—	—	4	4	(8)	(8)
Net periodic benefit (credit) cost	(18)	(96)	28	53	(18)	(19)
Settlement gain	—	—	—	(1)	—	—
Special termination benefit cost	105	—	—	—	34	—
Total periodic benefit (credit) cost	$87	$(96)	$28	$52	$16	$(19)

Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2023, HP anticipates making contributions of approximately $36 million to its non-U.S. pension plans, approximately $32 million to its U.S. non-qualified plan participants and approximately $4 million to cover benefit claims under HP’s post-retirement benefit plans. During the nine months ended July 31, 2023, HP contributed $27 million to its non-U.S. pension plans, paid $20 million to cover benefit payments to U.S. non-qualified plan participants and paid $4 million to cover benefit claims under HP’s post-retirement benefit plans.
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
Retirement Incentive Program
As part of the Fiscal 2023 Plan, HP announced a voluntary EER program for its U.S. employees in January 2023. Voluntary participation in the EER program was limited to employees at least 55 years old with 10 or more years of service at HP. Employees accepted into the EER program are leaving HP on dates ranging from March 15, 2023 to October 31, 2023. The U.S. defined benefit pension plan was amended to provide that the EER benefit will be paid from the plan for eligible electing EER participants. The retirement incentive benefit is calculated as a lump sum based on years of service at HP at the time of retirement, ranging from 20 to 52 weeks of pay. As a result of this retirement incentive, HP recognized a special termination benefit (“STB”) expense of $105 million for the nine months ended July 31, 2023 as a restructuring charge. This expense is the present value of all additional benefits that HP will distribute from the pension plan assets.
All employees participating in the EER program were offered the opportunity to continue health care coverage at the active employee contribution rates for up to 36 months following retirement, but not beyond age 65 when Medicare is available. In addition, HP is providing up to $12,000 in employer credits under the Retirement Medical Savings Account program. HP recognized an additional STB expense of $34 million as restructuring and other charges for the nine months ended July 31, 2023 for the health care incentives.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was 18.2% and 5.4% for the three months ended July 31, 2023 and 2022, respectively, and (9.8)% and 14.2% for the nine months ended July 31, 2023 and 2022, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three months ended July 31, 2023 was primarily due to favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. For the nine months ended July 31, 2023, the difference was primarily due to tax effects of internal reorganization. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three and nine months ended July 31, 2022 was primarily due to tax effects of internal reorganization and favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world.
During the three and nine months ended July 31, 2023, HP recorded $32 million and $724 million, respectively, of net income tax benefits related to discrete items in the provision for taxes. The nine months ended July 31, 2023 included benefits of $697 million related to tax effects of internal reorganization. The three and nine months ended July 31, 2023 also included benefits of $16 million and $82 million related to restructuring charges, $51 million and $15 million related to the filing of tax returns in various jurisdictions, and $10 million and $37 million related to acquisition and divestiture charges, respectively. These benefits were partially offset by income tax charges of $2 million and $60 million related to audit settlements in various jurisdictions, $17 million and $32 million of uncertain tax position charges, and $27 million and $25 million related to extinguishment of debt for the three and nine months ended July 31, 2023, respectively. During the three and nine months ended July 31, 2023, discrete items in the provision for taxes and excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
During the three and nine months ended July 31, 2022, HP recorded $150 million and $111 million, respectively, of net income tax benefits related to discrete items in the provision for taxes. These amounts included income tax benefits of $167 million and $150 million related to the filing of tax returns in various jurisdictions for the three and nine months ended July 31, 2022 and $3 million and $31 million related to restructuring charges for the three and nine months ended July 31, 2022, respectively. The three and nine months ended July 31, 2022 also included $87 million of tax benefits related to internal reorganization. These benefits were partially offset by income tax charges of $98 million and $93 million related to uncertain tax positions and $10 million and $19 million related to audit settlements in various jurisdictions for the three and nine months ended July 31, 2022, respectively. The nine months ended July 31, 2022 also included tax charges of $55 million related to withholding taxes on undistributed foreign earnings. In addition to the discrete items mentioned above, HP recorded excess tax benefits of $32 million associated with stock options, restricted stock units and performance-adjusted restricted stock units for the nine months ended July 31, 2022.
Uncertain Tax Positions
As of July 31, 2023, the amount of gross unrecognized tax benefits was $1.2 billion, of which up to $861 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits increased by $106 million for the nine months ended July 31, 2023. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of July 31, 2023 and 2022, HP had accrued $98 million and $76 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by $44 million within the next 12 months, affecting HP’s effective tax rate if realized.
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

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 6: Supplementary Financial Information

Cash, cash equivalents and restricted cash

	As of
	July 31, 2023	October 31, 2022
	In millions
Cash and cash equivalents	$1,673	$3,145
Restricted cash(1)	45	—
	$1,718	$3,145
(1)    Restricted Cash is related to amounts collected and held on behalf of a third party for trade receivables previously sold.

Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

Nine months ended July 31, 2023
In millions
Balance at beginning of period	$107
Benefit of allowance for credit losses	(7)
Deductions, net of recoveries	(9)
Balance at end of period	$91
HP utilizes certain third-party arrangements in the normal course of business as part of HPs cash and liquidity management and also to provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of July 31, 2023 and October 31, 2022 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended July 31		Nine months ended July 31
	2023	2022	2023	2022
	In millions
Balance at beginning of period(1)	$174	$173	$185	$131
Trade receivables sold	3,383	2,918	10,241	8,887
Cash receipts	(3,398)	(2,897)	(10,286)	(8,811)
Foreign currency and other	—	(5)	19	(18)
Balance at end of period(1)	$159	$189	$159	$189
(1) Amounts outstanding from third parties reported in Accounts receivable in the Consolidated Condensed Balance Sheets.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Inventory

	As of
	July 31, 2023	October 31, 2022
	In millions
Finished goods	$4,171	$4,885
Purchased parts and fabricated assemblies	3,026	2,729
	$7,197	$7,614

Other Current Assets

	As of
	July 31, 2023	October 31, 2022
	In millions
Supplier and other receivables	1,868	1,377
Prepaid and other current assets	1,451	2,086
Value-added taxes receivable	862	968
	$4,181	$4,431

Property, Plant and Equipment, net

	As of
	July 31, 2023	October 31, 2022
	In millions
Land, buildings and leasehold improvements	$2,305	$2,255
Machinery and equipment, including equipment held for lease	5,385	5,337
	7,690	7,592
Accumulated depreciation	(4,907)	(4,818)
	$2,783	$2,774

Other Non-Current Assets

	As of
	July 31, 2023	October 31, 2022
	In millions
Deferred tax assets	$3,054	$2,167
Intangible assets	1,690	1,933
Right-of-use assets	1,171	1,236
Prepaid pension and post-retirement benefit assets	559	642
Deposits and prepaids	470	474
Other	828	991
	$7,772	$7,443

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Other Current Liabilities

	As of
	July 31, 2023	October 31, 2022
	In millions
Sales and marketing programs	$3,031	$2,984
Deferred revenue	1,379	1,393
Other accrued taxes	1,014	1,064
Employee compensation and benefit	905	954
Warranty	584	619
Operating lease liabilities	439	405
Tax liability	366	286
Other	2,906	2,963
	$10,624	$10,668

Other Non-Current Liabilities

	As of
	July 31, 2023	October 31, 2022
	In millions
Deferred revenue	$1,271	$1,171
Tax liability	957	911
Operating lease liability	829	875
Pension, post-retirement, and post-employment liabilities	595	600
Deferred tax liability	25	121
Other	774	856
	$4,451	$4,534

Interest and other, net

	Three months ended July 31		Nine months ended July 31
	2023	2022	2023	2022
	In millions
Interest expense on borrowings	$(134)	$(96)	$(429)	$(229)
Net gain on debt extinguishment	115	—	107	—
Non-operating retirement-related credits	14	38	40	110
Factoring costs(1)	(37)	—	(99)	—
Other, net	26	(12)	24	(22)
	$(16)	$(70)	$(357)	$(141)
(1) For the three and nine months ended July 31, 2022, Factoring costs were included in Selling, general and administrative and were not material.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Net revenue by region

	Three months ended July 31		Nine months ended July 31
	2023	2022	2023	2022
	In millions
Americas	$5,880	$6,379	$17,052	$20,111
Europe, Middle East and Africa	4,285	4,712	13,330	16,670
Asia-Pacific and Japan	3,031	3,557	9,519	11,355
Total net revenue	$13,196	$14,648	$39,901	$48,136

Value of Remaining Performance Obligations
As of July 31, 2023, the estimated value of transaction price allocated to remaining performance obligations was $3.7 billion. HP expects to recognize approximately $1.7 billion of the unearned amount in next 12 months and $2.0 billion thereafter.
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
Contract Liabilities
As of July 31, 2023 and October 31, 2022, HP’s contract liabilities balances were $2.6 billion and $2.5 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Consolidated Condensed Balance Sheets.
The increase in the contract liabilities balance for the nine months ended July 31, 2023, was primarily driven by sales of fixed-price support and maintenance services, partially offset by $1.0 billion of revenue recognized that was included in the contract liabilities balance as of October 31, 2022.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
    The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2023				As of October 31, 2022
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$460	$—	$460	$—	$904	$—	$904
Government debt(1)	362	—	—	362	1,289	—	—	1,289
Available-for-Sale Investments:
Financial institution instruments	—	3	—	3	—	5	—	5
Marketable securities and mutual funds	28	48	—	76	17	41	—	58
Derivative Instruments:
Foreign currency contracts	—	248	—	248	—	1,088	—	1,088
Other derivatives	—	6	—	6	—	2	—	2
Total assets	$390	$765	$—	$1,155	$1,306	$2,040	$—	$3,346
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$63	$—	$63	$—	$78	$—	$78
Foreign currency contracts	—	341	—	341	—	295	—	295
Other derivatives	—	—	—	—	—	1	—	1
Total liabilities	$—	$404	$—	$404	$—	$374	$—	$374

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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $9.1 billion as compared to its carrying amount of $9.7 billion at July 31, 2023. The fair value of HP’s short- and long-term debt was $9.6 billion as compared to its carrying value of $11.0 billion at October 31, 2022. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of July 31, 2023				As of October 31, 2022
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$460	$—	$—	$460	$904	$—	$—	$904
Government debt	362	—	—	362	1,289	—	—	1,289
Total cash equivalents	822	—	—	822	2,193	—	—	2,193
Available-for-Sale Investments:
Financial institution instruments	3	—	—	3	5	—	—	5
Marketable securities and mutual funds	41	35	—	76	50	8	—	58
Total available-for-sale investments	44	35	—	79	55	8	—	63
Total cash equivalents and available-for-sale investments	$866	$35	$—	$901	$2,248	$8	$—	$2,256
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of July 31, 2023 and October 31, 2022, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of July 31, 2023
	Amortized Cost	Fair Value
	In millions
Due in one year	$3	$3
Non-marketable equity securities in privately held companies are included in Other non-current assets in the Consolidated Condensed Balance Sheets. These amounted to $112 million and $110 million as of July 31, 2023 and October 31, 2022, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded for the three and nine months ended July 31, 2023.
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
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The Company includes gross collateral posted and received in other current assets and other current liabilities in the Consolidated Condensed Balance Sheets, respectively. The fair value of derivatives with credit contingent features in a net liability position was $174 million and $82 million as of July 31, 2023 and October 31, 2022, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of July 31, 2023 and October 31, 2022.
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
During the three and nine months ended July 31, 2023 and 2022, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

	As of July 31, 2023					As of October 31, 2022
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$—	$—	$63	$750	$—	$—	$—	$78
Cash flow hedges:
Foreign currency contracts	15,492	208	31	251	75	16,014	820	256	206	72
Total derivatives designated as hedging instruments	16,242	208	31	251	138	16,764	820	256	206	150
Derivatives not designated as hedging instruments
Foreign currency contracts	4,309	9	—	15	—	4,554	12	—	17	—
Other derivatives	137	6	—	—	—	122	2	—	1	—
Total derivatives not designated as hedging instruments	4,446	15	—	15	—	4,676	14	—	18	—
Total derivatives	$20,688	$223	$31	$266	$138	$21,440	$834	$256	$224	$150

Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of July 31, 2023 and October 31, 2022, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Condensed Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
As of July 31, 2023
Derivative assets	$254	$—	$254	$222	$31	(1)	$1
Derivative liabilities	$404	$—	$404	$222	$149	(2)	$33
As of October 31, 2022
Derivative assets	$1,090	$—	$1,090	$290	$616	(1)	$184
Derivative liabilities	$374	$—	$374	$290	$86	(2)	$(2)
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

Derivative Instrument	Hedged Item	Location	Year	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Three months ended July 31
Interest rate contract	Fixed-rate debt	Interest and other, net	2023	$(16)	$(6)	$6
			2022	$(70)	$8	$(8)
Nine months ended July 31
Interest rate contract	Fixed-rate debt	Interest and other, net	2023	$(357)	$15	$(15)
			2022	$(141)	$(34)	$34

The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive (loss) income was as follows:

	Three months ended July 31		Nine months ended July 31
	2023	2022	2023	2022
	In millions
(Loss)/gain recognized in Accumulated other comprehensive (loss) income on derivatives:
Foreign currency contracts	$(68)	$264	$(757)	$1,097
Interest rate contracts	$—	$16	$—	$85

The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of cash flow hedges are recorded				Gain/(loss) reclassified from Accumulated other comprehensive (loss) income into earnings
	Three months ended July 31		Nine months ended July 31		Three months ended July 31		Nine months ended July 31
	2023	2022	2023	2022	2023	2022	2023	2022
	In millions
Net revenue	$13,196	$14,648	$39,901	$48,136	$(37)	$349	$240	$548
Cost of revenue	(10,374)	(11,764)	(31,378)	(38,564)	(33)	(23)	(142)	(58)
Other operating expenses	(1,870)	(1,628)	(6,081)	(5,754)	(1)	(1)	(3)	—
Interest and other, net	(16)	(70)	(357)	(141)	3	2	9	1
Total					$(68)	$327	$104	$491

As of July 31, 2023, HP expects to reclassify an estimated accumulated other comprehensive loss of $49 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive (loss) income based on the change of market rate, and therefore could have different impact on earnings.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Condensed Statements of Earnings for the three and nine months ended July 31, 2023 and 2022 was as follows:

	Gain/(loss) recognized in earnings on derivative instrument
		Three months ended July 31		Nine months ended July 31
	Location	2023	2022	2023	2022
		In millions
Foreign currency contracts	Interest and other, net	$(37)	$8	$(76)	$3
Other derivatives	Interest and other, net	5	14	5	2
Total		$(32)	$22	$(71)	$5

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of July 31, 2023		As of October 31, 2022
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Commercial Paper	$200	5.5%	$—	—%
Current portion of long-term debt	178	6.1%	165	5.4%
Notes payable to banks, lines of credit and other	65	1.4%	53	0.6%
	$443		$218
Long-Term Debt

	As of
	July 31, 2023	October 31, 2022
	In millions
U.S. Dollar Global Notes(1)
$1,200 issued at discount to par at a price of 99.863% at 6.00%, due September 2041	$1,199	$1,199
$1,150 issued at discount to par at a price of 99.769% at 2.2%, due June 2025	1,149	1,149
$1,000 issued at discount to par at a price of 99.718% at 3.0%, due June 2027	998	997
$850 issued at discount to par at a price of 99.790% at 3.4%, due June 2030(4)	503	848
$1,000 issued at discount to par at a price of 99.808% at 1.45%, due June 2026(4)	521	999
$1,000 issued at discount to par at a price of 99.573% at 2.65%, due June 2031(2)	997	996
$1,000 issued at discount to par at a price of 99.767% at 4.00%, due April 2029	999	999
$1,000 issued at discount to par at a price of 99.966% at 4.20%, due April 2032(4)	676	1,000
$900 issued at discount to par at a price of 99.841% at 4.75%, due January 2028	899	899
$1,100 issued at discount to par at a price of 99.725% at 5.50%, due January 2033	1,097	1,097
$500 issued at par at a price of 100% at 4.75%, due March 2029(3)	3	500
	9,041	10,683
Other borrowings at 1.58%-8.30%, due in calendar years 2023-2030	496	436
Fair value adjustment related to hedged debt	(63)	(78)
Unamortized debt issuance cost	(60)	(80)
Current portion of long-term debt	(178)	(165)
Total long-term debt	$9,236	$10,796
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
(3)During the nine months ended July 31, 2023, HP repurchased or redeemed and settled $497 million of the March 2029 Notes related to the August 2022 Poly acquisition
(4)During the nine months ended July 31, 2023, HP repurchased and settled $1.15 billion in aggregate principal amount of various Global Notes.

As disclosed in Note 8, “Financial Instruments”, HP uses interest rate swaps to mitigate some of the exposure of its debt portfolio to changes in fair value resulting from changes in benchmark interest rates. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.
Extinguishment of Debt
In July 2023, HP commenced and completed a tender offer to purchase approximately $1.15 billion in aggregate principal amount of its outstanding US Dollar 1.45% Global Notes due June 17, 2026, 3.40% Global Notes due June 17, 2030 and 4.20%

Table of Contents 10
HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Borrowings (Continued)
Global Notes due April 15, 2032. This extinguishment of debt resulted in a net gain of $115 million, which was recorded within Interest and other, net on the Consolidated Condensed Statements of Earnings.
Commercial Paper
As of July 31, 2023, HP maintained a U.S. commercial paper program for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. The principal amount outstanding under this program and certain short-term borrowings at any time cannot exceed a $6.0 billion authorization by HP’s Board of Directors.
Credit Facilities
As of July 31, 2023, HP maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility, which HP entered into in May 2021, and a $1.0 billion senior unsecured committed 364-day revolving credit facility, which HP entered into in March 2023. Commitments under the $5.0 billion revolving credit facility will be available until May 26, 2026 and commitments under the $1.0 billion 364-day revolving credit facility will be available until March 19, 2024. Commitment fees, interest rates and other terms of borrowing under the revolving credit facilities vary based on HP’s external credit ratings and, for the $5.0 billion facility, certain sustainability metrics. Funds borrowed under the revolving credit facilities may be used for general corporate purposes.
As of July 31, 2023, HP was in compliance with the covenants in the credit agreements governing the revolving credit facilities.
Available Borrowing Resources
As of July 31, 2023, HP had available borrowing resources of $1.2 billion from uncommitted lines of credit in addition to the revolving credit facilities.

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. There were no share repurchases during the three months ended July 31, 2023. During the nine months ended July 31, 2023, HP executed share repurchases of 3.6 million shares and settled total shares for $0.1 billion. During the three and nine months ended July 31, 2022, HP executed share repurchases of 29 million shares and 98 million shares and settled total shares for $1.0 billion and $3.5 billion respectively.
The shares repurchased during the nine months ended July 31, 2023 and 2022 were all open market repurchase transactions. As of July 31, 2023, HP had approximately $2.0 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)
Tax effects related to Other Comprehensive Income (Loss)

	Three months ended July 31		Nine months ended July 31
	2023	2022	2023	2022
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax benefit (provision) on unrealized (losses) gains arising during the period	$—	$1	$(1)	$2

Tax effect on change in unrealized components of cash flow hedges:
Tax benefit (provision) on unrealized (losses) gains arising during the period	18	(159)	144	(305)
Tax (benefit) provision on losses (gains) reclassified into earnings	(15)	99	22	135
	3	(60)	166	(170)
Tax effect on change in unrealized components of defined benefit plans:
Tax benefit (provision) on gains (losses) arising during the period	—	—	(1)	—
Tax benefit on amortization of actuarial loss and prior service benefit	—	(3)	—	(5)
Tax provision on curtailments, settlements and other	—	—	—	(1)
	—	(3)	(1)	(6)

Tax effect on change in cumulative translation adjustment	—	—	—	2
Tax benefit (provision) on other comprehensive income (loss)	$3	$(62)	$164	$(172)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended July 31		Nine months ended July 31
	2023	2022	2023	2022
	In millions
Other comprehensive income (loss), net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$1	$—	$4	$(5)

Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(50)	121	(613)	877
Losses (gains) reclassified into earnings	53	(228)	(82)	(356)
	3	(107)	(695)	521
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	—	10	4	12
Amortization of actuarial loss and prior service benefit(1)	—	2	—	11
Curtailments, settlements and other	—	(1)	—	(2)
	—	11	4	21

Change in cumulative translation adjustment	10	(14)	48	(54)
Other comprehensive income (loss), net of taxes	$14	$(110)	$(639)	$483
(1)These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.

The components of Accumulated other comprehensive income (loss), net of taxes and changes were as follows:

	Nine months ended July 31, 2023
	Net unrealized gains (losses) on available-for-sale debt securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive income (loss)
	In millions
Balance at beginning of period	$6	$648	$(323)	$(46)	$285
Other comprehensive gain (loss) before reclassifications	4	(613)	4	48	(557)
Reclassifications of gain into earnings	—	(82)	—	—	(82)
Balance at end of period	$10	$(47)	$(319)	$2	$(354)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended July 31		Nine months ended July 31
	2023	2022	2023	2022
	In millions, except per share amounts
Numerator:
Net earnings	$766	$1,122	$2,289	$3,155
Denominator:
Weighted-average shares used to compute basic net EPS	993	1,024	991	1,052
Dilutive effect of employee stock plans	9	11	8	12
Weighted-average shares used to compute diluted net EPS	1,002	1,035	999	1,064
Net earnings per share:
Basic	$0.77	$1.10	$2.31	$3.00
Diluted	$0.76	$1.08	$2.29	$2.97
Anti-dilutive weighted-average stock-based compensation awards(1)	3	5	5	4
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

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of July 31, 2023, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement entered into with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
Litigation, Proceedings and Investigations
Copyright Levies.  Proceedings are ongoing or have been concluded involving HP in certain European countries, challenging the imposition or the modification of levies regimes upon IT equipment (such as PCs or printers) or the restrictions to exonerate the application of private copying levies on devices purchased by business users. The levies are generally based upon the number of products sold and the per-product amounts of the levies, which vary. Some European countries are expected to implement legislation to introduce or extend existing levy schemes to digital devices. HP, other companies and various industry associations have opposed the extension of levies to the digital product and certain requirements for business sales exemptions, and have advocated alternative models of compensation to rights holders. Based on the exemption of levies on business sales and industry opposition to increasing levies to digital products, HP’s assessments of the merits of various proceedings and HP’s estimates of the number of units impacted and the amounts of the levies, HP has accrued amounts that it believes are adequate to address the ongoing disputes.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise (“HPE”) alleging the defendants violated federal and state law by terminating older workers and replacing them with younger workers. In their most recent complaint, plaintiffs seek to represent (1) a putative nationwide federal Age Discrimination in Employment Act (ADEA) collective comprised of all former HP Inc. employees 40 years of age and older who had their employment terminated under a WFR plan in or after 2014 or 2015, depending on state law; and (2) a putative Rule 23 class under California law comprised of all former HP Inc. employees 40 years of age and older who had their employment terminated in California under a WFR plan in or after 2012. Excluded from the putative collective and class are employees who (a) signed a Waiver and General Release Agreement at termination, or (b) signed an Agreement to Arbitrate Claims. Similar claims are pending against HPE. Because the court granted plaintiffs’ motion for preliminary certification of the putative nationwide ADEA collectives, a third-party administrator notified eligible former employees of their right to opt into the ADEA collective. This opt-in period closed on February 15, 2022. Plaintiffs seek monetary damages, punitive damages, and other relief. In June 2023, the parties reached an agreement in principle to resolve this matter. The parties are negotiating a formal settlement agreement that, if finalized, would be submitted to the District Court for approval. The case is presently stayed until a hearing for preliminary approval of the settlement set for October 26, 2023.
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
Caltech Patent Litigation. On November 11, 2020, the California Institute of Technology (“Caltech”) filed a complaint against HP for patent infringement in the federal court for the Western District of Texas. On March 19, 2021, Caltech filed an amendment to this same complaint. The complaint as amended alleges infringement of five of Caltech’s patents, U.S. Patent Nos. 7,116,710; 7,421,032; 7,716,552; 7,916,781; and 8,284,833. The accused products are HP commercial and consumer PCs

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
as well as wireless printers that comply with the IEEE 802.11n, 802.11ac, and/or 802.11ax standards. Caltech seeks unspecified damages and other relief. In August 2021, the court stayed the case pending the decision by the U.S. Court of Appeals for the Federal Circuit in The California Inst. of Tech. v. Broadcom Ltd et al., Case No. 2020-2222, which was issued on February 4, 2022, and a request for further review of that decision by the Supreme Court was denied. On August 16, 2023, the parties informed the court that the stay should be lifted on September 5, 2023.
In re HP Inc. Securities Litigation (Electrical Workers Pension Fund, Local 103, I.B.E.W. v. HP Inc., et al.).  On February 19, 2020, Electrical Workers Pension Fund, Local 103, I.B.E.W. filed a putative class action complaint against HP, Dion Weisler, Catherine Lesjak, and Steven Fieler in U.S. District Court in the Northern District of California. The court appointed the State of Rhode Island, Office of the General Treasurer, on behalf of the Employees’ Retirement System of Rhode Island and Iron Workers Local 580 Joint Funds as Lead Plaintiffs. Lead Plaintiffs filed an amended complaint, which additionally named as defendants Enrique Lores and Christoph Schell. HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted HP’s motion to dismiss and granted plaintiffs leave to amend the complaint. Plaintiffs’ second amended complaint, which no longer names Christoph Schell as a defendant, alleges, among other things, that from February 23, 2017 to October 3, 2019, HP and the named officers violated Sections 10(b) and 20(a) of the Exchange Act by making false or misleading statements about HP’s printing supplies business. It further alleges that Dion Weisler and Enrique Lores violated Sections 10(b) and 20A of the Exchange Act by allegedly selling shares of HP common stock during this period while in possession of material, non-public adverse information about HP’s printing supplies business. Plaintiffs seek compensatory damages and other relief. HP and the named officers filed a motion to dismiss the second amended complaint for failure to state a claim upon which relief can be granted. On September 15, 2021, the court granted HP’s motion. Plaintiffs appealed the decision. The parties settled and the motion for preliminary approval of settlement was filed on March 3, 2023. Under the terms of the settlement, HP agreed to pay an amount that is immaterial to HP. The district court granted preliminary approval of the settlement on April 7, 2023. On September 6, 2023, the court issued an order approving the settlement and directing entry of final judgment.
York County on behalf of the County of York Retirement Fund v. HP Inc., et al., and related proceedings. On November 5, 2020, York County, on behalf of the County of York Retirement Fund, filed a putative class action complaint against HP, Dion Weisler, and Catherine Lesjak in federal court in the Northern District of California. The court appointed Maryland Electrical Industry Pension Fund as Lead Plaintiff. Lead Plaintiff filed a consolidated complaint, which additionally names as defendants Enrique Lores and Richard Bailey. The complaint alleges, among other things, that from November 5, 2015 to June 21, 2016, HP and the named current and former officers violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business. Plaintiffs seek compensatory damages and other relief. HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On March 3, 2022, the court granted the motion to dismiss with prejudice. Plaintiffs appealed the decision. On April 11, 2023, the appellate court reversed the district court’s decision and remanded the case to the district court for further proceedings consistent with the appellate opinion, including consideration of HP’s other arguments for dismissal. On June 27, 2023, the district court issued an order setting the briefing schedule for a renewed motion to dismiss. On May 17, 2021, stockholder Scott Franklin filed a derivative complaint against certain current and former officers and directors in federal court in the District of Delaware. Plaintiff purports to bring the action on behalf of HP, which he has named as a nominal defendant, and he makes substantially the same factual allegations as in the York County securities complaint, bringing claims for breach of fiduciary duty and violations of securities laws. The derivative plaintiff seeks compensatory damages, governance reforms, and other relief. By court order following stipulations by the parties, the case was transferred to the Northern District of California, and the case was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. On January 13, 2022, stockholder Gerald Lovoi filed a derivative complaint in federal court in the Northern District of California against the same current and former officers and directors named in the Franklin action. The complaint alleges the same basic claims based on the same alleged conduct as the Franklin action and seeks similar relief. By stipulation of the parties, the Lovoi action was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. Both derivative actions will remain stayed while the district court considers on remand HP’s other arguments for dismissal.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
Legal Proceedings re Authentication of Supplies. Since 2016, HP has from time to time been named in civil litigation, or been the subject of government investigations, involving supplies authentication protocols used in certain HP printers in multiple geographies, including but not limited to the United States, Italy, Israel, the Netherlands, Australia and New Zealand. The supplies authentication protocols are often referred to as Dynamic Security. The core allegations in these proceedings claim misleading or inadequate consumer notifications and permissions pertaining to the use of Dynamic Security, the installation of firmware updates, or the potential inability of cartridges with clone chips or circuitry to work in HP printers with Dynamic Security. Plaintiffs base or have based their claims on various legal theories, including but not limited to unfair competition, computer trespass, and similar statutory claims. Among other relief, Plaintiffs have sought or seek money damages and in certain cases have or may seek injunctive relief against the use or operation of Dynamic Security or relief requiring interoperability. If HP is not successful in its defense of these cases or investigations, it could be subject to damages, penalties, significant settlement demands, or injunctive relief that may be costly or may disrupt operations.
Certain of these proceedings in Italy, the Netherlands, Israel, Australia and New Zealand have been resolved, have concluded, or have concluded subject only to HP’s pending appeal. Civil litigation filed by Digital Revolution B.V. (trading as 123Inkt) against HP Nederlands B.V., et al. (Netherlands) in March 2020, including its competition claim, remains pending. Both parties have appealed.
In addition, two putative class actions have been filed against HP in federal court in California, in December 2020 and April 2022, arising out of the use of Dynamic Security firmware updates in HP Laserjet printers and HP Inkjet printers, respectively. Plaintiffs in both cases seek compensatory damages, restitution, injunctive relief against alleged unfair business practices, and other relief. In the case directed to Laserjet printers, plaintiffs have filed a motion for class certification. The case involving Inkjet printers remains in its early stages.
Autonomy-Related Legal Matters
Investigations. As a result of the findings of an internal investigation, HP provided information to government authorities, including the U.S. Department of Justice (“DOJ”) related to accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred before and in connection with HP’s 2011 acquisition of Autonomy. In November 2016, a federal grand jury indicted Sushovan Hussain, former CFO of Autonomy on charges of conspiracy to commit wire fraud, securities fraud, and multiple counts of wire fraud. The indictment alleged that Mr. Hussain engaged in a scheme to defraud purchasers and sellers of securities of Autonomy and HP about Autonomy’s true financial performance and condition. On April 30, 2018, a jury found Mr. Hussain guilty of all charges against him, and that judgment was affirmed on appeal in August 2020. In November 2018, a federal grand jury indicted Michael Lynch, former CEO of Autonomy, and Stephen Chamberlain, former VP of Finance of Autonomy. The indictment charged Mr. Lynch and Mr. Chamberlain with conspiracy to commit wire fraud and multiple counts of wire fraud. On January 28, 2022, the U.K. Home Office approved U.S. demands to have Mr. Lynch extradited to face the charges. Mr. Lynch’s request for permission to appeal this decision was denied on April 21, 2023, and Mr. Lynch has been extradited to the United States. Trial on the charges against Mr. Lynch and Mr. Chamberlain is set to begin on March 18, 2024, in federal court in the Northern District of California. HP is continuing to cooperate with the ongoing enforcement actions.
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
HP’s aggregate product warranty liabilities and changes were as follows:

Nine months ended July 31, 2023
In millions
Balance at beginning of period	$876
Accruals for warranties issued	513
Adjustments related to pre-existing warranties (including changes in estimates)	24
Settlements made (in cash or in kind)	(660)
Balance at end of period	$753

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 14: Revision of Prior Period Financial Statements

The Company has revised certain prior period financial statements to correct for an accounting error related to a revenue contract as well as other immaterial errors. See Note 1, “Basis of Presentation” for further information. A summary of revisions to the Company’s previously reported financial statements is presented below.

Revised Consolidated Condensed Statements of Earnings

	For the three months ended January 31, 2023			For the three months ended January 31, 2022
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
	In millions, except per share amounts
Net revenue	$13,828	$(30)	$13,798	$17,028	$(15)	$17,013
Cost of revenue	$11,019	$(8)	$11,011	$13,643	$(21)	$13,622
Research and development	$403	$—	$403	$418	$60	$478
Total costs and expenses	$13,063	$(8)	$13,055	$15,669	$39	$15,708
Earnings from operations	$765	$(22)	$743	$1,359	$(54)	$1,305
Interest and other, net	$(181)	$—	$(181)	$(32)	$2	$(30)
Earnings before taxes	$584	$(22)	$562	$1,327	$(52)	$1,275
Provision for taxes	$(97)	$4	$(93)	$(241)	$18	$(223)
Net earnings	$487	$(18)	$469	$1,086	$(34)	$1,052
Basic earnings per share	$0.49	$(0.02)	$0.47	$1.00	$(0.03)	$0.97
Diluted earnings per share	$0.49	$(0.02)	$0.47	$0.99	$(0.03)	$0.96

	For the three months ended April 30, 2023			For the six months ended April 30, 2023
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
	In millions, except per share amounts
Net revenue	$12,913	$(6)	$12,907	$26,741	$(36)	$26,705
Cost of revenue	$9,984	$9	$9,993	$21,003	$1	$21,004
Total costs and expenses	$12,151	$9	$12,160	$25,214	$1	$25,215
Earnings from operations	$762	$(15)	$747	$1,527	$(37)	$1,490
Earnings before taxes	$602	$(15)	$587	$1,186	$(37)	$1,149
Benefit from taxes	$464	$3	$467	$367	$7	$374
Net earnings	$1,066	$(12)	$1,054	$1,553	$(30)	$1,523
Basic earnings per share	$1.08	$(0.02)	$1.06	$1.57	$(0.03)	$1.54
Diluted earnings per share	$1.07	$(0.01)	$1.06	$1.56	$(0.03)	$1.53

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

	For the three months ended April 30, 2022			For the six months ended April 30, 2022
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
	In millions, except per share amounts
Net revenue	$16,490	$(15)	$16,475	$33,518	$(30)	$33,488
Cost of revenue	$13,157	$21	$13,178	$26,800	$—	$26,800
Research and development	$425	$—	$425	$843	$60	$903
Restructuring and other charges	$82	$(15)	$67	$150	$(15)	$135
Total costs and expenses	$15,212	$6	$15,218	$30,881	$45	$30,926
Earnings from operations	$1,278	$(21)	$1,257	$2,637	$(75)	$2,562
Interest and other, net	$(39)	$(2)	$(41)	$(71)	$—	$(71)
Earnings before taxes	$1,239	$(23)	$1,216	$2,566	$(75)	$2,491
Provision for taxes	$(239)	$4	$(235)	$(480)	$22	$(458)
Net earnings	$1,000	$(19)	$981	$2,086	$(53)	$2,033
Basic earnings per share	$0.95	$(0.02)	$0.93	$1.96	$(0.05)	$1.91
Diluted earnings per share	$0.94	$(0.02)	$0.92	$1.94	$(0.05)	$1.89

	For the three months ended July 31, 2022			For the nine months ended July 31, 2022
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
	In millions, except per share amounts
Net revenue	$14,664	$(16)	$14,648	$48,182	$(46)	$48,136
Research and development	$368	$—	$368	$1,211	$60	$1,271
Restructuring and other charges	$13	$—	$13	$163	$(15)	$148
Total costs and expenses	$13,392	$—	$13,392	$44,273	$45	$44,318
Earnings from operations	$1,272	$(16)	$1,256	$3,909	$(91)	$3,818
Earnings before taxes	$1,202	$(16)	$1,186	$3,768	$(91)	$3,677
Provision for taxes	$(83)	$19	$(64)	$(563)	$41	$(522)
Net earnings	$1,119	$3	$1,122	$3,205	$(50)	$3,155
Basic earnings per share	$1.09	$0.01	$1.10	$3.05	$(0.05)	$3.00
Diluted earnings per share	$1.08	$—	$1.08	$3.01	$(0.04)	$2.97

Revised Consolidated Condensed Statements of Comprehensive Income (Loss)

	For the three months ended January 31, 2023			For the three months ended January 31, 2022
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
	In millions
Net earnings	$487	$(18)	$469	$1,086	$(34)	$1,052
(Losses) gains on unrealized components of defined benefit plans	$(38)	$37	$(1)	$21	$(20)	$1
Other comprehensive (loss) income before taxes	$(961)	$37	$(924)	$270	$(20)	$250
Benefit from (provision for) taxes	$192	$(9)	$183	$(26)	$6	$(20)
Other comprehensive (loss) income, net of taxes	$(769)	$28	$(741)	$244	$(14)	$230
Comprehensive (loss) income	$(282)	$10	$(272)	$1,330	$(48)	$1,282

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

	For the three months ended April 30, 2023			For the six months ended April 30, 2023
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
	In millions
Net earnings	$1,066	$(12)	$1,054	$1,553	$(30)	$1,523
Gains (losses) on unrealized components of defined benefit plans	$6	$—	$6	$(32)	$37	$5
Other comprehensive income (loss) before taxes	$110	$—	$110	$(851)	$37	$(814)
(Provision for) benefit from taxes	$(22)	$—	$(22)	$170	$(9)	$161
Other comprehensive income (loss), net of taxes	$88	$—	$88	$(681)	$28	$(653)
Comprehensive income	$1,154	$(12)	$1,142	$872	$(2)	$870

	For the three months ended April 30, 2022			For the six months ended April 30, 2022
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
	In millions
Net earnings	$1,000	$(19)	$981	$2,086	$(53)	$2,033
Gains on unrealized components of defined benefit plans	$1	$—	$1	$22	$(20)	$2
Other comprehensive income before taxes	$453	$—	$453	$723	$(20)	$703
Provision for taxes	$(90)	$—	$(90)	$(116)	$6	$(110)
Other comprehensive income, net of taxes	$363	$—	$363	$607	$(14)	$593
Comprehensive income	$1,363	$(19)	$1,344	$2,693	$(67)	$2,626

	For the three months ended July 31, 2022			For the nine months ended July 31, 2022
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
	In millions
Net earnings	$1,119	$3	$1,122	$3,205	$(50)	$3,155
Gains on unrealized components of defined benefit plans	$10	$—	$10	$32	$(20)	$12
Other comprehensive (loss) income before taxes	$(48)	$—	$(48)	$675	$(20)	$655
Provision for taxes	$(62)	$—	$(62)	$(178)	$6	$(172)
Other comprehensive (loss) income, net of taxes	$(110)	$—	$(110)	$497	$(14)	$483
Comprehensive income	$1,009	$3	$1,012	$3,702	$(64)	$3,638

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Revised Consolidated Condensed Balance Sheets

	For the fiscal years ended October 31
	2022
	As reported	Adjustment	As revised
	In millions
Inventory	$7,595	$19	$7,614
Other current assets	$4,515	$(84)	$4,431
Total current assets	$19,801	$(65)	$19,736
Other non-current assets	$7,471	$(28)	$7,443
Total assets	$38,587	$(93)	$38,494
Accounts payable	$15,284	$19	$15,303
Other current liabilities	$10,651	$17	$10,668
Total current liabilities	$26,153	$36	$26,189
Other non-current liabilities	$4,556	$(22)	$4,534
Accumulated deficit	$(4,413)	$(79)	$(4,492)
Accumulated other comprehensive income	$313	$(28)	$285
Total stockholders’ deficit	$(2,918)	$(107)	$(3,025)
Total liabilities and stockholders’ deficit	$38,587	$(93)	$38,494

Revised Consolidated Condensed Statements of Cash Flows

	For the three months ended January 31, 2023			For the three months ended January 31, 2022
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
	In millions
Cash flows from operating activities:
Net earnings	$487	$(18)	$469	$1,086	$(34)	$1,052
Deferred taxes on earnings	$(136)	$(4)	$(140)	$5	$—	$5
Accounts receivable	$244	$—	$244	$337	$25	$362
Inventory	$218	$12	$230	$(1,277)	$—	$(1,277)
Accounts payable	$(1,712)	$(19)	$(1,731)	$2,035	$—	$2,035
Taxes on earnings	$220	$—	$220	$(6)	$(17)	$(23)
Other assets and liabilities	$250	$29	$279	$(988)	$26	$(962)
Net cash (used in) provided by operating activities	$(16)	$—	$(16)	$1,657	$—	$1,657

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

	For the six months ended April 30, 2023			For the six months ended April 30, 2022
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
	In millions
Cash flows from operating activities:
Net earnings	$1,553	$(30)	$1,523	$2,086	$(53)	$2,033
Restructuring and other charges	$341	$—	$341	$150	$(15)	$135
Deferred taxes on earnings	$(817)	$(8)	$(825)	$(5)	$4	$(1)
Accounts receivable	$426	$—	$426	$91	$25	$116
Inventory	$354	$20	$374	$(1,270)	$—	$(1,270)
Accounts payable	$(1,914)	$(19)	$(1,933)	$981	$—	$981
Taxes on earnings	$329	$1	$330	$(23)	$(25)	$(48)
Other assets and liabilities	$(153)	$36	$(117)	$(555)	$64	$(491)
Net cash provided by operating activities	$620	$—	$620	$2,165	$—	$2,165

	For the nine months ended July 31, 2022
	As reported	Adjustment	As revised
	In millions
Cash flows from operating activities:
Net earnings	$3,205	$(50)	$3,155
Restructuring and other charges	$163	$(15)	$148
Deferred taxes on earnings	$47	$4	$51
Accounts receivable	$1,076	$25	$1,101
Taxes on earnings	$(120)	$(45)	$(165)
Other assets and liabilities	$(1,677)	$81	$(1,596)
Net cash provided by operating activities	$2,559	$—	$2,559

Revised Segment Information
The Personal Systems segment results were revised for these corrections within Note 2, “Segment Information”, which resulted in a decrease in segment net revenue and segment earnings from operations of $16 million for the three months ended July 31, 2022 and decrease in segment net revenue and segment earnings from operations of $46 million and $106 million, respectively, for the nine months ended July 31, 2022.

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
•Results of Operations.  An analysis of our financial results comparing the three and nine months ended July 31, 2023 to the prior-year period. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.
•Liquidity and Capital Resources.  An analysis of changes in our cash flows and a discussion of our liquidity and financial condition.
•Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan contributions, cost-saving plans, uncertain tax positions and off-balance sheet arrangements of our operations.
The discussion of financial condition and results of our operations that follows provides information that will assist the reader in understanding our Consolidated Condensed Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Condensed Financial Statements. This discussion should be read in conjunction with our Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this document. Our prior period financial statements have been revised to reflect the correction of immaterial errors as described in Note 1, “Basis of Presentation” and Note 14, “Revision of Prior Period Financial Statements”, to the Consolidated Condensed Financial Statement in Item 1 of Part I of this report, which is incorporated herein by reference.

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
In addition to growing our subscription business, we are also focused on rebalancing system profitability through our product offerings including HP+ and profit upfront Big Tank.
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
We continue to experience challenges that are representative of the trends and uncertainties that may affect our industry, generally, and our business and financial results, specifically, and we expect these challenges to continue in the short-term. One set of challenges relates to the current macroeconomic environment and the adverse impact on demand for certain of our products. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution in an evolving distribution and reseller landscape, with increasing online and omnichannel presence. Additional challenges we face at the segment level, and that we expect to continue facing in the short-term, are set forth below.
•In Personal Systems, we face challenges with decline in Personal Systems market due to the competitive pricing environment and demand softness.

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
Macroeconomic Environment
Our business and financial performance also depend significantly on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of the effects of the ongoing geopolitical conflicts in Ukraine, tensions across the Taiwan Strait, tariff-driven headwinds, uncertainty in the markets, volatility in exchange rates, inflationary trends and evolving dynamics in the global trade environment. During the nine months ended July 31, 2023, we observed continued market uncertainty, cautious spending by large enterprise on information technology hardware, lower discretionary consumer spending, inflationary pressures, and foreign currency fluctuations. These market pressures, which we expect to continue in the short-term, have created new and different demand dynamics and have had significant impacts on our financial results. Geographically, we observed these macroeconomic dynamics negatively impacting certain markets, particularly China. However, in the third quarter of fiscal 2023 we also observed uneven recovery in other markets.
During the nine months ended July 31, 2023, we continued to experience overall demand weakness and elevated industry wide reseller inventory due to a challenging macroeconomic environment. The decline in Personal Systems revenue is in line with market trends and we expect this to continue in the short-term. In Printing, we continued to see gradual and uneven recovery in Commercial Printing, driven by the slow return of workers to the office. In the short term, we continued to experience a competitive pricing environment across Personal Systems and Printing. These markets declined in the first nine months of fiscal 2023 compared to the corresponding fiscal 2022 period, and we expect this to be the case for the full fiscal year 2023 compared to fiscal 2022.
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
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part II of this report as well as in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31 2022.
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
We are on-track to achieve our targeted gross annual run-rate structural cost savings by the end of fiscal 2023. We continue to leverage artificial intelligence (“AI”) to positively impact both our products and solutions. During the nine months ended July 31, 2023, we enhanced our digital capabilities in Workforce Services and Solutions. Additionally, we are reducing portfolio complexity, improving continuity of supply, and increasing our forecast accuracy across Personal Systems and Printing to drive reduction in our cost of sales and operating expenses. We also continued to reduce our structural cost through headcount reductions and executed a significant portion of the early retirement program in second quarter of fiscal 2023 and are on track to achieve our overall headcount reduction goal.
For more information on our Fiscal 2023 Plan, see Note 3, “Restructuring and Other Charges,” and Note 4, “Retirement and Post-Retirement Benefit Plans,” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. As of July 31, 2023, the impact of current macroeconomic factors on our business continued to unfold. As a result, many of our estimates and assumptions required increased judgment and may carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods. Management believes that there have been no significant changes during the nine months ended July 31, 2023 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, except as mentioned in Note 1, “Basis of Presentation”.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2023		2022		2023		2022
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$13,196	100.0%	$14,648	100.0%	$39,901	100.0%	$48,136	100.0%
Cost of revenue	10,374	78.6%	11,764	80.3%	31,378	78.6%	38,564	80.1%
Gross profit	2,822	21.4%	2,884	19.7%	8,523	21.4%	9,572	19.9%
Research and development	354	2.7%	368	2.5%	1,167	2.9%	1,271	2.6%
Selling, general and administrative	1,302	9.9%	1,143	7.8%	4,031	10.2%	4,075	8.5%
Restructuring and other charges	75	0.5%	13	0.1%	416	1.0%	148	0.4%
Acquisition and divestiture charges	48	0.4%	31	0.2%	205	0.5%	83	0.2%
Amortization of intangible assets	91	0.7%	50	0.3%	262	0.7%	154	0.3%
Russia exit charges	—	—%	23	0.2%	—	—%	23	—%
Earnings from operations	952	7.2%	1,256	8.6%	2,442	6.1%	3,818	7.9%
Interest and other, net	(16)	(0.1)%	(70)	(0.5)%	(357)	(0.9)%	(141)	(0.3)%
Earnings before taxes	936	7.1%	1,186	8.1%	2,085	5.2%	3,677	7.6%
(Provision for) benefit from taxes	(170)	(1.3)%	(64)	(0.4)%	204	0.5%	(522)	(1.0)%
Net earnings	$766	5.8%	$1,122	7.7%	$2,289	5.7%	$3,155	6.6%

Net Revenue
For the three months ended July 31, 2023, net revenue decreased 9.9% (decreased 7.4% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 6.7% to $4.8 billion, and net revenue from international operations decreased 11.7% to $8.4 billion. The decrease in net revenue was primarily driven by lower average selling prices (“ASPs”) in Personal Systems and Printing as well as foreign currency impacts.
For the nine months ended July 31, 2023, total net revenue decreased 17.1% (decreased 13.6% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 15.0% to $13.9 billion, and net revenue from international operations decreased 18.2% to $26.0 billion. The decrease in net revenue was primarily driven by demand softness and lower ASPs in both Personal Systems and Printing as well as foreign currency impacts.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Gross Margin
For the three months ended July 31, 2023, gross margin increased by 1.7 percentage points, primarily driven by lower commodity and logistics cost in Personal Systems and mix shift towards Printing, partially offset by competitive pricing and foreign currency impacts.
For the nine months ended July 31, 2023, gross margin increased by 1.5 percentage points, primarily driven by mix shift towards Printing, and lower commodity and logistics cost in Personal Systems, partially offset by foreign currency impacts and competitive pricing in Personal Systems.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense decreased 3.8% for the three months ended July 31, 2023, primarily due to disciplined cost management, partially offset by the Poly acquisition.
R&D expense decreased 8.2% for the nine months ended July 31, 2023, primarily due to disciplined cost management, and lower variable compensation, partially offset by the Poly acquisition.
Selling, General and Administrative (“SG&A”)
SG&A expense increased 13.9% for the three months ended July 31, 2023, primarily due to the Poly acquisition.
SG&A expense decreased 1.1% for the nine months ended July 31, 2023, primarily due to disciplined cost management including Future Ready transformation savings, and variable compensation, partially offset by the Poly acquisition.
Restructuring and Other Charges
Restructuring and other charges for the three and nine months ended July 31, 2023 relate primarily to the Fiscal 2023 Plan. For more information, see Note 3, “Restructuring and other charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Acquisition and Divestiture Charges
Acquisition and divestiture charges primarily include direct third-party professional and legal fees, integration and divestiture-related costs, non-cash adjustments to the fair value of certain acquired assets, such as inventory, and certain compensation charges related to cash settlement of restricted stock units and performance-based restricted stock units from acquisitions. Acquisition and divestiture charges for the three and nine months ended July 31, 2023 increased by $17 million and $122 million, respectively, primarily due to the Poly acquisition.
Amortization of Intangible Assets
Amortization of intangible assets for the three and nine months ended July 31, 2023 relates primarily to intangible assets resulting from prior acquisitions. Amortization of intangible assets increased by $41 million and $108 million for the three and nine months ended July 31, 2023, respectively, primarily due to the Poly acquisition.
Interest and Other, Net
Interest and other, net expense decreased $54 million for the three months ended July 31, 2023, primarily due to the net gain on extinguishment of debt, partially offset by higher interest expense on debt and factoring costs.
Interest and other, net expense increased $216 million for the nine months ended July 31, 2023, primarily due to higher interest expense on debt and factoring costs, partially offset by the net gain on extinguishment of debt.
Provision for taxes
Our effective tax rate was 18.2% for the three months ended July 31, 2023 and (9.8)% for the nine months ended July 31, 2023. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three months ended July 31, 2023 was primarily due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. For the nine months ended July 31, 2023, the difference was primarily due to tax effects of internal reorganization.
During the three and nine months ended July 31, 2023, we recorded $32 million and $724 million, respectively, of net income tax benefits related to discrete items in the provision for taxes. The nine months ended July 31, 2023 included benefits of $697 million related to tax effects of internal reorganization, The three and nine months ended July 31, 2023 also included benefits of $16 million and $82 million related to restructuring charges, $51 million and $15 million related to the filing of tax returns in various jurisdictions, and $10 million and $37 million related to acquisition and divestiture charges, respectively. These benefits were partially offset by income tax charges of $2 million and $60 million related to audit settlements in various

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
jurisdictions, $17 million and $32 million of uncertain tax position charges, and $27 million and $25 million related to extinguishment of debt for the three and nine months ended July 31, 2023, respectively. During the three and nine months ended July 31, 2023, discrete items in the provision for taxes and excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.

Segment Information
A description of the products and services for each segment can be found in Note 2, “Segment Information” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Personal Systems

	Three months ended July 31			Nine months ended July 31
	2023	2022	% Change	2023	2022	% Change
	Dollars in millions
Net revenue	$8,932	$10,073	(11.3)%	$26,286	$33,771	(22.2)%
Earnings from operations	$592	$673	(12.0)%	$1,498	$2,331	(35.7)%
Earnings from operations as a % of net revenue	6.6%	6.7%		5.7%	6.9%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2023	2022		2023	2022
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Commercial PS	$6,201	$6,956	(7.5)	$18,499	$22,600	(12.2)
Consumer PS	2,731	3,117	(3.8)	7,787	11,171	(10.0)
Total Personal Systems	$8,932	$10,073	(11.3)	$26,286	$33,771	(22.2)
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended July 31, 2023 compared with three months ended July 31, 2022
Personal Systems net revenue decreased 11.3% (decreased 8.3% on a constant currency basis) for the three months ended July 31, 2023. The net revenue decrease was primarily due to decline in average selling prices (“ASPs”) by 16.8%, partially offset by an increase in revenue driven by the Poly acquisition and 3.0% increase in PCs unit volume primarily driven by higher consumer notebooks. The decline in ASPs was primarily due to competitive pricing, unfavorable mix shift and foreign currency impacts.
Commercial PS net revenue decreased 10.9% primarily driven by lower ASPs, partially offset by an increase in hybrid systems revenue driven by the Poly acquisition. The lower ASPs were driven by unfavorable mix shift and foreign currency impacts.
Consumer PS net revenue decreased 12.4% driven by lower ASPs, partially offset by unit increase in notebooks. The lower ASPs were driven by competitive pricing and foreign currency impacts.
Personal Systems earnings from operations as a percentage of net revenue decreased by 0.1 percentage points. The decrease was driven by an increase in operating expenses as a percentage of revenue, partially offset by an increase in gross margin. Gross margin increased primarily due to lower commodity and logistics cost, partially offset by foreign currency impacts and competitive pricing. Operating expenses as a percentage of revenue increased primarily driven by the acquisition of Poly, partially offset by disciplined cost management including Future Ready transformation savings.

Nine months ended July 31, 2023 compared with nine months ended July 31, 2022
Personal Systems net revenue decreased 22.2% (decreased 18.1% on a constant currency basis) for the nine months ended July 31, 2023. The net revenue decrease was primarily due to a 18.9% decrease in commercial and consumer client PCs unit volume and a decline in ASPs by 7.8%, partially offset by an increase in revenue driven by the Poly acquisition. The decline in unit volume was due to demand softness and elevated industry-wide reseller inventory. The decline in ASPs was primarily due to foreign currency impacts, unfavorable mix shift and competitive pricing.
Commercial PS net revenue decreased 18.1% primarily driven by unit decline due to demand softness and lower ASPs, partially offset by an increase in hybrid systems revenue driven by the Poly acquisition. The lower ASPs were driven by unfavorable mix shift and foreign currency impacts.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Consumer PS net revenue decreased 30.3% driven by unit decline due to demand softness and lower ASPs. The lower ASPs were driven by competitive pricing and foreign currency impacts, partially offset by favorable mix shifts.
Personal Systems earnings from operations as a percentage of net revenue decreased by 1.2 percentage points. The decrease was driven by an increase in operating expenses as a percentage of revenue, partially offset by an increase in gross margin. Gross margin increased primarily due to lower commodity and logistics cost and favorable mix shift, partially offset by foreign currency impacts and competitive pricing. Operating expenses as a percentage of revenue increased primarily driven by the acquisition of Poly, partially offset by disciplined cost management including Future Ready transformation savings and lower variable compensation.

Printing

	Three months ended July 31			Nine months ended July 31
	2023	2022	% Change	2023	2022	% Change
	Dollars in millions
Net revenue	$4,263	$4,575	(6.8)%	$13,611	$14,369	(5.3)%
Earnings from operations	$794	$904	(12.2)%	$2,563	$2,725	(5.9)%
Earnings from operations as a % of net revenue	18.6%	19.8%		18.8%	19.0%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three Months Ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2023	2022		2023	2022
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$2,768	$2,814	(1.0)	$8,631	$9,013	(2.7)
Commercial	974	1,036	(1.3)	3,119	3,117	—
Consumer	521	725	(4.5)	1,861	2,239	(2.6)
Total Printing	$4,263	$4,575	(6.8)	$13,611	$14,369	(5.3)
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended July 31, 2023 compared with three months ended July 31, 2022
Printing net revenue decreased 6.8% (decreased 5.4% on a constant currency basis) for the three months ended July 31, 2023. The decrease in net revenue was driven by Consumer Printing, Commercial Printing and Supplies as well as foreign currency impacts. Net revenue for Supplies decreased 1.6%, primarily due to decline in the installed base and usage. Printer unit volume decreased 18.7% and hardware ASPs decreased 2.4%. The decrease in printer unit volume was primarily driven by overall demand weakness. Print hardware ASPs decreased primarily due to competitive pricing and foreign currency impacts, partially offset by mix shift.
Net revenue for Commercial Printing decreased 6.0%, primarily due to 8.0% decrease in printer unit volume and 4.4% decrease in ASPs. The decrease in ASPs was primarily driven by competitive pricing and foreign currency impacts, partially offset by mix shift.
Net revenue for Consumer Printing decreased 28.1%, primarily due to 20.3% decrease in printer unit volume and 10.3% decrease in ASPs. The decrease in ASPs was primarily driven by competitive pricing and foreign currency impacts, partially offset by mix shift.
Printing earnings from operations as a percentage of net revenue decreased by 1.2 percentage points, primarily due to a decline in gross margin and higher operating expenses as a percentage of revenue. The decrease in gross margin was primarily due to pricing pressure and foreign currency impacts, partially offset by favorable mix shift. Operating expenses as a percentage of revenue increased primarily due to lower net revenue.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Nine months ended July 31, 2023 compared with nine months ended July 31, 2022
Printing net revenue decreased 5.3% (decreased 3.3% on a constant currency basis) for the nine months ended July 31, 2023. The decrease in net revenue was driven by Consumer Printing, Supplies as well as foreign currency impacts, partially offset by Commercial Printing. Net revenue for Supplies decreased 4.2%, primarily due to decline in the installed base and usage. Printer unit volume decreased 7.2% and hardware ASPs decreased 1.5%. The decrease in printer unit volume was primarily driven by overall demand weakness. Print hardware ASPs decreased primarily due to foreign currency impacts, partially offset by pricing optimization in Commercial Printing and mix shifts.
Net revenue for Commercial Printing increased by 0.1%, primarily due to 6.4% increase in ASPs, partially offset by 5.3% decrease in printer unit volume. The increase in ASPs was primarily driven by mix shift and pricing optimization, partially offset by foreign currency impacts.
Net revenue for Consumer Printing decreased 16.9%, primarily due to 7.6% decrease in printer unit volume and 10.2% decrease in ASPs. The decrease in ASPs was primarily driven by competitive pricing and foreign currency impacts, partially offset by mix shift.
Printing earnings from operations as a percentage of net revenue decreased by 0.2 percentage points. The decrease was driven by decline in gross margin, partially offset by lower operating expenses as a percentage of revenue. The decline in gross margin was primarily driven by pricing pressure, and foreign currency impacts, partially offset by favorable mix shift. Operating expenses as a percentage of revenue decreased primarily due to lower variable compensation and disciplined cost management including Future Ready transformation savings.
Corporate Investments
The loss from operations in Corporate Investments for the three and nine months ended July 31, 2023 was primarily due to expenses associated with our incubation projects and investments in digital enablement.
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

Liquidity
 Our cash, cash equivalents and restricted cash and total debt were as follows:

	As of
	July 31, 2023	October 31, 2022
	In millions
Cash and cash equivalents	$1,673	$3,145
Restricted cash	$45	$—
Total debt	$9,679	$11,014

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Our key cash flow metrics were as follows:

	Nine months ended July 31
	2023	2022
	In millions
Net cash provided by operating activities	$1,596	$2,559
Net cash used in investing activities	(570)	(673)
Net cash used in financing activities	(2,453)	(799)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,427)	$1,087
Operating Activities
Compared to the corresponding period in fiscal year 2022, net cash provided by operating activities decreased by $1.0 billion for the nine months ended July 31, 2023, primarily due to lower net earnings and working capital movements including changes in receivables from contract manufacturers, partially offset by lower variable compensation and changes in sales and marketing program liabilities.
Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	July 31, 2023	October 31, 2022	Change	July 31, 2022	October 31, 2021	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	30	28	2	27	30	(3)	3
Days of supply in inventory (“DOS”)	62	57	5	63	53	10	(1)
Days of purchases outstanding in accounts payable (“DPO”)	(123)	(114)	(9)	(119)	(108)	(11)	(4)
Cash conversion cycle	(31)	(29)	(2)	(29)	(25)	(4)	(2)
July 31, 2023 as compared to July 31, 2022
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for credit losses, by a 90-day average net revenue. The increase in DSO was primarily due to unfavorable revenue linearity and a marginal increase in extended payment terms.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. The decrease in DOS was primarily due to supply chain improvements in Printing.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. The increase in DPO was primarily driven by sequentially higher manufacturing volumes in Personal Systems in the current period as compared to a decline in the prior year period.
Investing Activities
Compared to the corresponding period in fiscal year 2022, net cash used in investing activities decreased by $0.1 billion for the nine months ended July 31, 2023, primarily due to a decrease in net investment in property, plant and equipment of $0.2 billion, partially offset by higher collateral posted for derivative instruments of $0.1 billion.
Financing Activities
Compared to the corresponding period in fiscal year 2022, net cash used in financing activities increased by $1.7 billion for the nine months ended July 31, 2023, primarily due to net debt repayment of $0.9 billion and $0.2 billion of collateral

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
posted for derivative instruments in the current year period, compared to issuance of senior unsecured notes of $3.9 billion and share repurchases of $3.4 billion in the prior year period.
Share Repurchases and Dividends
During the nine months ended July 31, 2023, HP returned $0.9 billion to shareholders in the form of cash dividends of $0.8 billion and share repurchases of $0.1 billion. As of July 31, 2023, HP had approximately $2.0 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 10, “Stockholders’ Deficit”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure as well as credit rating considerations. Depending on these factors, we may, from time to time, incur additional indebtedness or repay or refinance existing indebtedness. Outstanding borrowings decreased to $9.7 billion as of July 31, 2023 as compared to $11.0 billion as of October 31, 2022, bearing weighted-average interest rates of 4.2% and 3.7% for July 31, 2023 and October 31, 2022, respectively.
Our weighted-average interest rate reflects the effective rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 8, “Financial Instruments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of July 31, 2023, we maintained a 5-year sustainability-linked senior unsecured committed revolving credit facility with aggregate lending commitments of $5.0 billion which will be available until May 26, 2026. In March 2023, we also entered into a $1.0 billion senior unsecured committed revolving credit facility with a 364-day maturity. Funds borrowed under the revolving credit facilities may be used for general corporate purposes.
Available Borrowing Resources
As of July 31, 2023, we had available borrowing resources of $1.2 billion from uncommitted lines of credit in addition to the revolving credit facilities.
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

CONTRACTUAL AND OTHER OBLIGATIONS
Retirement and Post-Retirement Benefit Plan Contributions
As of July 31, 2023, we anticipate making contributions for the remainder of fiscal year 2023 of approximately $9 million to our non-U.S. pension plans and $12 million to cover benefit payments to U.S. non-qualified pension plan participants. Our policy is to fund our pension plans so that we meet the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.6 billion. We expect to make future cash payments of $0.1 billion in fiscal year 2023 with remaining cash payments through fiscal year 2025. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of July 31, 2023, we had approximately $938 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
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
Changes in Internal Control over Financial Reporting
As described above, we are taking steps to remediate the material weaknesses in our internal control over financial reporting. Other than in connection with the remediation process described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.

As more fully disclosed in Item 4, “Controls and Procedures,” under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting. Based on that evaluation, we have concluded that our disclosure controls and procedures were not effective as of July 31, 2023 and October 31, 2022 due to material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
The Company’s management, under the oversight of the Audit Committee, is in the process of designing prevent and detect controls specific to the impacted business activity. The Company’s management is also enhancing its processes and controls to help ensure the timely review of the SOC-1 report in conjunction with designing and implementing related, effective complementary user entity controls associated with the sales incentive payment processing application. However, we can give no assurance that the measures we take will remediate the material weaknesses or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition, results of operations or cash flows, restrict our ability to access the capital markets, require significant resources to correct the material weaknesses or deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence and cause a decline in the market price of our stock.

Ineffective internal controls could impact our business and operating results.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, failure or interruption of information technology systems, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and the company could fail to meet its financial reporting obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases during the three months ended July 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
May 2023	—	$—	—	2,034,564
June 2023	—	$—	—	2,034,564
July 2023	—	$—	—	2,034,564
Total	—		—
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On February 22, 2020, HP’s Board of Directors increased HP’s remaining share repurchase authorization to $15.0 billion in total. As of July 31, 2023, HP had approximately $2.0 billion remaining under the share repurchase authorizations. From time-to-time HP may repurchase shares opportunistically and to offset the dilution created by shares issued under employee stock plans.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended July 31, 2023, no such plans or other arrangements were adopted or terminated.
Item 6. Exhibits.
The Exhibit Index beginning on page 61 of this report sets forth a list of exhibits.

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(c)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	June 23, 2023
3(f)	Certificate of Designations of Series A Junior Participating Preferred Stock of HP Inc.	8-K	001-04423	3.1	February 20, 2020
4(a)	Form of Senior Indenture	S-3	333-215116	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-215116	4.2	December 15, 2016
4(c)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(d)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(e)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012
4(f)	Specimen certificate for the Registrant’s common stock.	8-A/A	001-04423	4.1	June 23, 2006
4(g)	First Supplemental Indenture, dated as of March 26, 2018, to the Indenture, dated as of June 1, 2000, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04423	4(j)	June 5, 2018
4(h)	Description of HP Inc.’s securities.	10-K	001-04423	4(j)	December 12, 2019
4(i)	Indenture, dated as of June 17, 2020, between HP Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-04423	4.1	June 17, 2020
4(j)	Form of 2.200% notes due 2025 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.5	June 17, 2020
4(k)	Form of 3.000% notes due 2027 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.5	June 17, 2020
4(l)	Form of 3.400% notes due 2030 and related Officers’ Certificate.	8-K	001-04423	4.4 and 4.5	June 17, 2020
4(m)	First Supplemental Indenture, dated as of June 16, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-04423	4.2	June 21, 2021
4(n)	Registration Rights Agreement, dated as of June 16, 2021, by and among the Registrant and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers of the Notes.	8-K	001-04423	4.3	June 21, 2021
4(o)	Form of 4.000% notes due 2029 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.4	March 31, 2022
4(p)	Form of 4.200% notes due 2032 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	March 31, 2022
4(q)	Form of 4.750% notes due 2028 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.4	June 21, 2022
4(r)	Form of 5.500% notes due 2033 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	June 21, 2022
4(s)	Second Supplemental Indenture, dated as of September 1, 2022, between HP Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-04423	4.2	September 7, 2022

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(e)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(f)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(g)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(h)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(i)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(j)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(k)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(1)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(m)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(n)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(q)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(r)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(e)(e)(e)	March 11, 2015
10(s)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(t)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(u)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(v)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(w)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2017.*	10-K/A	001-04423	10(n)(n)	December 15, 2017
10(y)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective February 28, 2020.*	10-Q	001-04423	10(p)(p)	March 5, 2020
10(z)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(a)(a)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(b)(b)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(c)(c)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(d)(d)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(e)(e)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(f)(f)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(g)(g)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(h)(h)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(i)(i)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(h)(h)(h)	December 13, 2018
10(j)(j)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2018).*	10-Q	001-04423	10(j)(j)(j)	March 5, 2019
10(k)(k)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018).*	10-Q	001-04423	10(k)(k)(k)	March 5, 2019
10(l)(l)	Form of Grant Agreement for grants of restricted stock units (for use from July 1, 2019).*	10-Q	001-04423	10(l)(l)(l)	August 29, 2019
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(m)(m)(m)	December 12, 2019
10(n)(n)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(n)(n)(n)	December 12, 2019

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)(o)	Form of Grant Agreement for grants of stock options for directors (for use from January 15, 2020).*	10-Q	001-04423	10(m)(m)(m)	March 5, 2020
10(p)(p)	Form of Grant Agreement for grants of restricted stock units for directors (for use from January 15, 2020).*	10-Q	001-04423	10(n)(n)(n)	March 5, 2020
10(q)(q)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(o)(o)(o)	March 5, 2020
10(r)(r)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(p)(p)(p)	March 5, 2020
10(s)(s)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(q)(q)(q)	March 5, 2020
10(t)(t)	Amendment Number One to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(r)(r)(r)	June 5, 2020
10(u)(u)	Amendment Number One to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(s)(s)(s)	June 5, 2020
10(v)(v)	HP Inc. 2021 Employee Stock Purchase Plan.*	10-Q	001-04423	10(t)(t)(t)	June 5, 2020
10(w)(w)	Amendment Number Two to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective September 21, 2020.*	10-K	001-04423	10(x)(x)(x)	December 10, 2020
10(x)(x)	Amendment Number Two to Registrant's 2005 Executive Deferred Compensation Plan (as amended effective September 21, 2020).*	10-K	001-04423	10(y)(y)(y)	December 10, 2020
10(y)(y)	Form of Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(x)(x)(x)	March 5, 2021
10(z)(z)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(y)(y)(y)	March 5, 2021
10(a)(a)(a)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(z)(z)(z)	March 5, 2021
10(b)(b)(b)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)(a)	March 5, 2021
10(c)(c)(c)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(b)(b)(b)(b)	March 5, 2021
10(d)(d)(d)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(c)(c)(c)(c)	March 5, 2021
10(e)(e)(e)	Form of Grant Agreement for grants of restricted stock units for directors.*	10-Q	001-04423	10(d)(d)(d)(d)	March 5, 2021
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
		10-Q	001-04423	10(a)(a)(a)(a)	March 1, 2023
10(b)(b)(b)(b)	Form of Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan).*	10-Q	001-04423	10(b)(b)(b)(b)	March 1, 2023
10(c)(c)(c)(c)	Form of Retention Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan).*	10-Q	001-04423	10(c)(c)(c)(c)	March 1, 2023
10(d)(d)(d)(d)	2023 Amendment to the HP Inc. Cash Account Restoration Plan.*	10-Q	001-04423	10(d)(d)(d)(d)	May 31, 2023
10(e)(e)(e)(e)	Third Amendment to the HP Inc. Excess Benefit Plan.*	10-Q	001-04423	10(e)(e)(e)(e)	May 31, 2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).†

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
Date: September 11, 2023