Form 10-K
period 2023-10-31
HP INC
filed 2023-12-18
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $29,292,756,147 based on the last sale price of common stock as of April 28, 2023.
The number of shares of HP Inc. common stock outstanding as of November 30, 2023 was 990,902,449 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant’s definitive proxy statement related to its 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of October 31, 2023 are incorporated by reference into Part III of this Report.	III

HP INC. AND SUBSIDIARIES
Form 10-K
For the Fiscal Year ended October 31, 2023
In this report on Form 10-K, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Annual Report on Form 10-K, including “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, they could affect the business and results of operations of HP Inc. and its consolidated subsidiaries which may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any statements regarding the impact of the COVID-19 pandemic; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings (including the fiscal 2023 plan), net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, demand, performance, market share or competitive performance relating to products or services; any statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims, disputes or other litigation matters; any statements of expectation or belief as to the timing and expected benefits of acquisitions and other business combination and investment transactions (including the acquisition of Plantronics, Inc. (“Poly”)); and any statements of assumptions underlying any of the foregoing.
Forward-looking statements can also generally be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms.
Risks, uncertainties and assumptions that could affect our business and results of operations include factors relating to:
•the impact of macroeconomic and geopolitical trends, changes and events, including the Russian invasion of Ukraine, tension across the Taiwan Strait, the Israel-Hamas conflict, other hostilities in the Middle East and the regional and global ramifications of these events;
•volatility in global capital markets and foreign currency, increases in benchmark interest rates, the effects of inflation and instability of financial institutions;
•risks associated with HP’s international operations; the effects of global pandemics, such as COVID-19, or other public health crises;
•the execution and performance of contracts by HP and its suppliers, customers, clients and partners, including logistical challenges with respect to such execution and performance;
•changes in estimates and assumptions HP makes in connection with the preparation of its financial statements;
•the need to manage (and reliance on) third-party suppliers, including with respect to supply constraints and component shortages, and the need to manage HP’s global, multi-tier distribution network and potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services;
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
•the development and transition of new products and services and the enhancement of existing products and services to meet evolving customer needs and respond to emerging technological trends, including artificial intelligence;
•successfully competing and maintaining the value proposition of HP’s products, including supplies and services;
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
•disruptions in operations from system security risks, data protection breaches, cyberattacks, extreme weather conditions or other effects of climate change, and other natural or manmade disasters or catastrophic events;
•the impact of changes to federal, state, local and foreign laws and regulations, including environmental regulations and tax laws;
•our aspirations related to environmental, social and governance matters;
•potential impacts, liabilities and costs from pending or potential investigations, claims and disputes;
•our use of artificial intelligence;
•the effectiveness of our internal control over financial reporting; and
•other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this report and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”).
HP’s Future Ready Plan includes HP's efforts to take advantage of future growth opportunities, including but not limited to, investments to drive growth, investments in our people, improving product mix, driving structural cost savings and other productivity measures. Structural cost savings represent gross reductions in costs driven by operational efficiency, digital transformation, and portfolio optimization. These initiatives include but are not limited to workforce reductions, platform simplification, programs consolidation and productivity measures undertaken by HP, which HP expects to be sustainable in the longer-term. These structural cost savings are net of any new recurring costs resulting from these initiatives and exclude one-time investments to generate such savings. HP’s expectations on the longer-term sustainability of such structural cost savings are based on its current business operations and market dynamics and could be significantly impacted by various factors, including but not limited to HP’s evolving business models, future investment decisions, market environment and technology landscape.

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

PART I
ITEM 1. Business.
Business Overview
We are a leading global provider of personal computing and other digital access devices, imaging and printing products, and related technologies, solutions and services. We sell to individual consumers, small- and medium-sized businesses (“SMBs”) and large enterprises, including customers in the government, health and education sectors.
HP Products and Services; Segment Information
We have three reportable segments: Personal Systems, Printing and Corporate Investments.
Personal Systems
Personal Systems offers commercial and consumer desktops and notebooks, workstations, thin clients, commercial mobility devices, retail point-of-sale (“POS”) systems, displays, hybrid systems (includes video conferencing cameras and solutions, headsets, voice, and related software capabilities including all products and solutions acquired from Poly), software, support and services. We group commercial notebooks, commercial desktops, commercial services, commercial mobility devices, commercial detachables and convertibles, workstations, retail POS systems and thin clients into commercial (“Commercial PS”) and consumer notebooks, consumer desktops, consumer services and consumer detachables into consumer (“Consumer PS”) when describing performance in these markets. Both Commercial PS and Consumer PS services include support and deployment, configurations and extended warranty services and maintain multi-operating system and multi-architecture strategies using Microsoft Windows and Google Chrome operating systems, and predominantly use processors from Intel Corporation (“Intel”) and Advanced Micro Devices, Inc. (“AMD”).
Personal Systems groups its global business capabilities into the following business units when reporting business performance:
•Commercial PS consist of endpoint computing devices and hybrid systems, for use by enterprise, public sector (which includes education), and SMB customers, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in the customer’s environment. Commercial PS includes HP Dragonfly, HP ProBook and HP EliteBook lines of notebooks, convertibles, and detachables, HP Pro and HP Elite lines of business desktops and all-in-ones, retail POS systems, HP Thin Clients, HP Pro Tablet personal computers (“PCs”) and the HP notebook, desktop and Chromebook systems. It also includes workstations that are designed and optimized for high-performance and demanding application environments including Z desktop workstations, Z all-in-ones and Z mobile workstations. Additionally, HP offers a range of services and solutions to enterprise, public sector (which includes education), and SMB customers to help them manage the lifecycle of their PCs and mobility installed base.
•    Consumer PS consist of devices, accessories and services which are optimized for consumer usage, focusing on gaming, learning and working remotely, consuming multi-media for entertainment, managing personal life activities, staying connected, sharing information, getting things done for work including creating content and staying informed and secure. These systems include HP Spectre, HP Envy, HP Pavilion, HP Chromebook, Omen and Victus by HP lines of notebooks and desktops, HP Envy, HP Pavilion desktops and all-in-one lines.
Printing
Printing provides consumer and commercial printer hardware, supplies, services and solutions. Printing is also focused on Graphics and 3D Printing and Personalization in the commercial and industrial markets. Our global business capabilities within Printing are described below:
•Office Printing Solutions delivers HP’s office printers, supplies, services, and solutions to SMBs, public sector and large enterprises. It also includes Original Equipment Manufacturer (“OEM”) hardware and solutions.
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
•3D Printing and Personalization offers a portfolio of additive manufacturing solutions and supplies to help customers succeed in their additive and digital manufacturing journey. HP offers complete solutions in collaboration with an ecosystem of partners.
Printing groups its global business capabilities into the following business units when reporting business performance:
•Commercial Printing consists of office printing solutions, graphics solutions and 3D printing and personalization, excluding supplies;
•Consumer Printing consists of home printing solutions, excluding supplies; and
•Supplies comprises a set of highly innovative consumable products, ranging from ink and laser cartridges to media, industrial graphics supplies and 3D printing and personalization supplies, for recurring use in consumer and commercial hardware.

Corporate Investments
Corporate Investments includes certain business incubation and investment projects.
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
•distribution partners that supply our products and solutions to resellers and retailers in certain geographies; and
•system integrators and other business intermediaries that provide various levels of services, including systems integration work and as-a-service solutions, and typically partner with us on client solutions that require our products and services.
The mix of our business conducted by direct sales or channel sales differs by business and geographic market. We believe that customer buying patterns and different geographic market conditions require us to tailor our sales, marketing and distribution efforts to the geographic market and sub-geographic specificities for each of our businesses. We are focused on driving the depth and breadth of our market coverage while identifying efficiencies and productivity gains in both our direct and indirect routes to market. Our businesses collaborate to accomplish strategic and process alignment where appropriate. For example, we typically assign an account manager to manage relationships across our business with large enterprise customers. The account manager is supported by a team of specialists with product and services expertise and drives both direct and indirect sales to their assigned customers. For other customers and for consumers, we typically manage both direct online sales as well as channel relationships with retailers mainly targeting consumers and SMBs and commercial resellers mainly targeting SMBs, mid-market accounts, public sector and large enterprises. See “Risk Factors— If we fail to manage the distribution of our products and services properly, our business and financial performance could suffer” in Item 1A, which is incorporated herein by reference.
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
We are dependent upon Intel and AMD as suppliers of x86 processors and Microsoft and Google for various software products. We believe that disruptions with these suppliers would have industry-wide ramifications, and therefore would not disproportionately disadvantage us relative to our competitors. See “Risk Factors—We are heavily dependent on third-party suppliers and supply chain issues have adversely affected, and could adversely affect in the future, our financial results” in Item 1A, which is incorporated herein by reference, for additional information on our reliance on single-source suppliers.
Like other participants in the information technology (“IT”) industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our demand requirements for periods averaging 90 to 120 days. From time to time, we may experience significant price volatility or supply constraints for certain components that are not available from multiple sources. We also may acquire component inventory in anticipation of supply constraints or price increases and enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supplies. See “Risk Factors—We are heavily dependent on third-party suppliers and supply chain issues have adversely affected, and could adversely affect in the future, our financial results” in Item 1A, which is incorporated herein by reference.

Sustainability also plays an important role in the manufacturing and sourcing of materials and components for our products. We strive to make our products and packaging in an ethical and sustainable manner. We have committed to building an efficient, resilient and sustainable supplier network, and we collaborate with our suppliers to improve their labor practices and working conditions, and to reduce the environmental impact of their operations. These actions, together with our broader sustainability program, help us in our effort to meet customer sustainability requirements and comply with regulations, such as supplier labor practices and conflict minerals disclosures. For more information on our sustainability goals, programs, and performance, including our methodology for calculating progress towards our GHG and other sustainability goals, we refer you to our annual Sustainable Impact Report, available on our website (which is not incorporated by reference herein).
International
Our products and services are available worldwide. We believe this geographic diversity allows us to meet both consumer and enterprise customers’ demand on a worldwide basis and draws on business and technical expertise from a worldwide workforce. This provides stability to our operations, provides revenue streams that may offset geographic economic trends and offers us an opportunity to access new markets for maturing products. We believe that our broad geographic presence gives us a solid base on which to build future growth. See "Risk Factors—Due to the international nature of our business, geopolitical or economic changes or events, uncertainty or other factors could harm our business and financial performance" and "We are exposed to fluctuations in foreign currency exchange rates, which could adversely impact our results" in Item 1A, which are incorporated herein by reference.
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
Our research and development efforts are supported by various groups across our business segments.
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
Patents
Our general policy has been to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. At October 31, 2023, our worldwide patent portfolio included over 23,000 patents.
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
Seasonality
General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products and services experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products and services. For example, European sales are often weaker in the summer months and consumer sales are often stronger in the fourth calendar quarter. Demand during the spring and early summer months also may be adversely impacted by market anticipation of seasonal trends. Historical seasonal patterns may not continue in the future and may be impacted by supply constraints, shifts in customer behavior and the evolving impacts of macroeconomic challenges and different demand dynamics. See “Risk Factors—Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable,” in Item 1A, which is incorporated herein by reference.
Competition
We encounter strong competition in all areas of our business activity. We compete on the basis of technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service, support and solutions including subscription-based offerings and financing, security, availability of application software, and our sustainable impact.
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
We have a broad technology portfolio spanning personal computing and other digital access devices, imaging and printing-related products and services. We are the leader or among the leaders in each of our key business segments.
The competitive environment in which each key segment operates is described below:
Personal Systems. The markets in which Personal Systems operates are highly competitive and are characterized by price competition and introduction of new products and solutions. Our primary competitors are Lenovo Group Limited, Dell Inc., Huawei Technologies Co., Ltd., Acer Inc., ASUSTeK Computer Inc., Apple Inc., Toshiba Corporation, Microsoft Corporation, Samsung Electronics Co., Ltd and Logitech International S.A. In particular geographies, we also experience competition from local companies and from generically-branded or “white box” manufacturers. Our competitive advantages include our broad product portfolio, our innovation, and research and development capabilities including security features, our innovative design work, our brand and procurement leverage, our ability to cross-sell our portfolio of offerings, our extensive service and support offerings and the accessibility of our products and execution of our broad-based distribution strategy from retail and commercial channels to direct sales.
Printing. The markets for printer hardware and associated supplies are highly competitive. Printing’s key customer segments each face competitive market pressures in pricing and the introduction of new products. Our primary competitors include Canon Inc., Lexmark International, Inc., Xerox Corporation Ltd., Seiko Epson Corporation, The Ricoh Company Ltd. and Brother Industries, Ltd. In addition, independent suppliers offer non-original supplies (including imitation, refill and remanufactured alternatives), which are often available for lower prices but which can also offer lower print quality and reliability compared to HP original inkjet and toner supplies. These and other competing products are often sold alongside our products through online or omnichannel resellers, retailers or distributors, or such resellers, retailers and distributors may highlight the availability of lower cost non-original supplies. Our competitive advantages include our comprehensive high-quality solutions for the home, office and publishing environments, our innovation, and research and development capabilities including security features, sustainability, our brand, and the accessibility of our products through a broad-based distribution strategy from retail and commercial channels to direct sales.
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
Sustainability
At HP, we believe how we do things is just as important as what we do. Our Sustainable Impact goals reflect our efforts to tackle key issues in Climate, Human Rights, and Digital Equity as follows:
Climate Action: Taking urgent and decisive action to achieve net zero carbon emissions across our entire value chain, give back more to forests than we take, and innovate our products and services for a more circular economy. Among our goals:
•Achieve net zero greenhouse gas (“GHG”) emissions across HP’s value chain (scope 1, 2 and 3) by 2040, with a 50% reduction in absolute value chain GHG emissions by 2030 compared to 2019;
•Reach 75% circularity for products and packaging by 2030;
•Continue to source only sustainable fiber for all HP-brand paper and paper-based packaging and counteract deforestation for non-HP paper used in our products and print services;
Human Rights: Building a culture of equality and empowerment within HP and beyond, where diversity is sought out and celebrated, and where universal human rights are understood and respected. Among our goals:
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
Digital Equity: Accelerating equitable access to education, healthcare, and economic opportunity for those who are traditionally excluded so they can participate and thrive in a digital economy. Among our goals:
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
Our operations, supply chain and our products are currently, and expected to become increasingly subject to federal, state, local and foreign laws, regulations and international treaties relating to climate change, such as climate disclosure, carbon pricing or product energy efficiency requirements, requiring us to comply or potentially face market access limitations or other sanctions including fines. We strive to continually improve the energy and carbon efficiency of our operations, supply chain and product portfolio and deliver more cost-effective and lower carbon technology solutions to our customers. We believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements.
We are committed to complying with all environmental laws applicable to our operations, products and services and to reducing our environmental impact across all aspects of our business. This commitment is reflected and outlined in our sustainable impact goals, our comprehensive environmental, health and safety policy, strict environmental management of our operations and worldwide environmental programs and services.
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
Human Capital
HP employs about 58,000 employees in 59 countries. Together, they power HP innovation by applying their diverse skills and perspectives to create transformative solutions for our partners and customers worldwide. Our aim is to attract and retain exceptional talent by providing engaging work experiences that help our employees thrive. We promote ongoing learning and development, offer comprehensive compensation and benefits, and focus on health, safety, and well-being to set employees up to do their best work and achieve their career aspirations. To deliver on these priorities, HP senior leaders are accountable for meeting management by objective (MBO) goals for employee engagement, diversity and inclusion, and leadership development.
Employee Engagement
We regularly collect feedback from employees to better understand and improve their workplace experiences and to identify ways to strengthen our culture. In fiscal year 2023, 91% of employees participated in our annual survey, and we continued to see strong overall engagement, exceeding top quartile benchmarks for most of the external comparisons we track. We saw similar strength on our internal inclusion index, and employees demonstrated their engagement by providing a high volume of written comments in this year’s survey. Beyond the annual survey, we regularly seek out employee feedback through a variety of pulse polls and take action to address their ideas, suggestions, and concerns.
Talent and Learning
We have a multi-faceted talent, learning, and skill-development strategy. First, we emphasize diversity of backgrounds, experience, and perspectives in our senior talent pipeline, and invest in targeted approaches such as leadership assessments, external education opportunities, coaching, job rotations, and immersive, experiential learning to ensure our executives are equipped to lead HP, both now and in the future. We also support emerging, technical, and underrepresented talent through an extensive portfolio of internal and external development programs designed to accelerate their career growth. Additionally, we prepare new people managers with a development experience designed, among other things, to build coaching skills and champion inclusion.
We are also committed to the continuous growth of employees. We provide enterprise-wide skill development solutions and resources that focus on the critical skills all employees need to perform at their best in their jobs today and in the future. In partnership with industry thought partners and internal experts, HP offers learning opportunities in key areas such as software development, artificial intelligence, data science, product management, communications, change agility, and strategic thinking. HP prioritizes skill development experiences that accommodate employee-specific needs and demanding schedules, with an emphasis on learning that drives immediate application and measurable behavior change.
In addition to skill development resources, HP also offers formal education assistance through our Degree Assistance Program which provides employees with the opportunity to participate in higher academic education.
In fiscal year 2023, 99% of employees participated in learning and development sponsored by HP, completing an estimated average of 32 hours per person. The 2023 annual employee engagement survey revealed that 83% of employees felt HP actively supported their learning and development, with 82% believing that they are given a real opportunity to improve their skills at HP. Finally, HP encourages ongoing collaboration between people managers and employees to create personalized plans that accelerate skill development and prepare employees for additional opportunities. Our data show that 80% of employees have specific development actions they are working on in collaboration with their managers.
Diversity, Equity, and Inclusion (DEI)
We strive to create an inclusive, equitable workplace where everyone can bring their authentic selves to work and reach their full potential. This commitment is at the heart of our innovation model, where people with diverse perspectives, backgrounds, knowledge, and experiences collaborate to create breakthrough technologies and deliver valued solutions to our customers.
Our commitment to DEI starts at the top with a highly knowledgeable, skilled, and diverse board of directors. We are also among the top technology companies for women in executive positions. Globally, women hold 32.7% of HP’s full-time leadership positions. We are committed to improving representation of women at HP overall, with a focus on leadership and technical roles worldwide.
We also strive to ensure equal opportunities and access for employees from underrepresented groups. For example in fiscal year 2023, 45% of our external U.S. hires were racially or ethnically diverse. We continue to work on removing barriers for underrepresented employees, providing internal programs and development opportunities as well as training for managers on inclusive leadership.
Pay Equity
People should be paid equitably for what they do and how they do it, regardless of their gender, race, or other protected characteristics. We benchmark and set pay ranges based on relevant market data and consider factors such as an employee’s role, experience, skills, and performance. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to make sure our pay is fair and equitable.
For the past seven years, we have reviewed employees’ compensation with the support of independent third-party experts to ensure consistent pay practices. In fiscal year 2023, we expanded our annual pay equity assessment to include 17 countries with our largest employee populations, representing approximately 85% of our global workforce. The independent analysis did not reveal any systemic issues and we addressed areas of potential concern as part of our off-cycle compensation process.
Health, Safety, and Wellness
The holistic wellbeing of our employees is vital to HP’s success. Our environmental, health, and safety leadership team uses our global injury and illness reporting system to assess worldwide and regional trends as a part of quarterly reviews. We continue to focus on reducing and effectively managing risks at HP-owned and partner-owned manufacturing facilities, and injury rates continue to be low.

We sponsor a global wellness program designed to enhance wellbeing for all HP employees. Throughout the year, we encourage healthy behaviors across our five pillars of wellness—physical, financial, emotional, life balance, and social/community—through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives. In addition to our regular annual wellbeing programs, we provide specialized programs and campaigns in line with employee needs at the time. Our campaign this year, “Better Me in ’23,” encouraged employees to prioritize themselves and their wellbeing by using mindfulness apps, targeted mental health support, individual assessments, and expanded financial wellbeing programs.
Hybrid Work Strategy
We continue to embrace hybrid ways of working, consistent with flexible working guidelines we adopted in July 2021. At HP, hybrid work balances workplace flexibility with time working together to collaborate and connect in person at our sites. Our goal is to provide the ability to work seamlessly across a diverse ecosystem of workplaces, enabled by enhanced tools and technology designed to optimize productivity and collaboration.
We are testing different approaches to making hybrid work effective at multiple pilot sites globally, seeking feedback from HP employees on how best to support them in new ways of working. Overall, we aim to preserve the flexibility offered by hybrid work arrangements while offering our employees a healthy, supportive, and inclusive environment that supports their development, provides connection, and propels team and individual performance.
Information about our Executive Officers
The following are our current executive officers:
Alex Cho; age 51; President, Personal Systems
Mr. Cho has served as President, Personal Systems since June 2018. From 2014 to 2018, Mr. Cho served as Global Head and General Manager of Commercial Personal Systems. Prior to that role, Mr. Cho served as the Vice President and General Manager of the LaserJet Supplies team from 2010 to 2014.
Jon Faust; age 46; Global Controller
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
Julie Jacobs; age 57; Chief Legal Officer and General Counsel
Ms. Jacobs has served as Chief Legal Officer and General Counsel since October 2022. Previously, Ms. Jacobs served as Senior Executive Vice President, General Counsel and Corporate Secretary of Yahoo, a leading internet, media, and technology company, from September 2021 to October 2022. Prior to Yahoo, Ms. Jacobs served as Executive Vice President and General Counsel of Verizon Media, a global media and technology company, from June 2017 to September 2021. Prior to Verizon Media, Ms. Jacobs spent over 16 years in various senior legal roles at AOL, a global internet, media and technology company, including serving as AOL’s Executive Vice President, General Counsel, and Corporate Secretary from May 2010 to June 2017.
Enrique Lores; age 58; President and Chief Executive Officer
Mr. Lores has served as President and Chief Executive Officer since November 2019. Throughout his over 30-year tenure with the company, Mr. Lores held leadership positions across the organization, serving as President, Printing, Solutions and Services from November 2015 to November 2019, and prior to that role, leading the Separation Management Office for HP Inc. Previously, Mr. Lores was the Senior Vice President and General Manager for Business Personal Systems. Before his Business Personal Systems role, Mr. Lores was Senior Vice President of Customer Support and Services.
Kristen Ludgate; age 61; Chief People Officer
Ms. Ludgate has served as Chief People Officer since July 2021. Previously, Ms. Ludgate served as Executive Vice President and Chief Human Resources Officer at 3M, a global technology company, from June 2018 until July 2021. Ms. Ludgate held a wide range of leadership positions during her 17 years with 3M, leading global teams in human resources, legal, compliance, and communications.
David McQuarrie; age 48; Chief Commercial Officer
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
Marie Myers; age 55; Chief Financial Officer
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
Tuan Tran; age 56; President of Imaging, Printing and Solutions
Mr. Tran served as President of Imaging, Printing and Solutions since November 2019. Previously, he served as Global Head & General Manager of the Office Printing Solutions business from 2016 to November 2019, and Global Head & General Manager of the LaserJet and Enterprise Solutions business from 2014 to 2016.
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
MACROECONOMIC, INDUSTRY AND FINANCIAL RISKS
Economic weakness and uncertainty is expected to continue to adversely affect demand for our products and services and our business and financial performance.
Our business and financial performance depend on worldwide economic conditions and the demand for our products and services. Ongoing economic weakness, including an economic slowdown or recession, uncertainty in markets throughout the world and other adverse economic conditions, including inflation, changes in monetary policy, increased interest rates, tariffs, exchange rates and an evolving global trade environment, have resulted in, and may continue to result in, decreased demand for our products and services and challenges in managing inventory levels and accurately forecasting revenue, gross margin, cash flows and expenses. For example, during fiscal 2023 we observed continued market uncertainty, cautious commercial spending on information technology hardware, lower discretionary consumer spending, inflationary pressures, and foreign currency fluctuations. Changes in government spending limits may continue to reduce demand for our products and services from organizations that receive government funding. Moreover, U.S. government contracts are subject to congressional funding, which may be unavailable or delayed, which could impact our business.
Prolonged or more severe economic weakness and uncertainty could also cause our expenses to vary materially from our expectations. Financial turmoil affecting the banking system and financial markets or significant financial services institution failures could negatively impact our treasury operations or those of our suppliers, vendors or customers, rapidly and without notice. Poor financial performance of asset markets and the adverse effects of fluctuating exchange rates could lead to higher pension and post-retirement benefit expenses. Interest and other expenses could vary materially from expectations depending on interest rates, borrowing costs, exchange rates, costs of hedging and the fair value of derivative instruments. Economic downturns also may lead to future restructuring actions and associated expenses.
Due to the international nature of our business, geopolitical or economic changes or events, uncertainty or other factors could harm our business and financial performance.
Approximately 65% of our net revenue for fiscal year 2023 came from outside the United States. In addition, we operate in emerging markets, which can be more volatile. Our future business and financial performance could suffer due to a variety of international factors, including:
•instability in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations, changes or uncertainty in fiscal or monetary policy, actual or anticipated military or political conflicts (including the Russian invasion of Ukraine, tensions across the Taiwan Strait, the Israel-Hamas conflict and other hostilities in the Middle East), health emergencies or pandemics;
•the imposition by governments of additional taxes, tariffs or other restrictions on foreign trade or changes in restrictions on trade between the United States and other countries, including China and Russia;
•trade sanctions, embargoes, country localization requirements and other policies and regulations affecting production, shipping, pricing and marketing of products, including policies adopted by any country that may favor domestic companies and technologies over foreign competitors;
•political sentiment impacting global trade, including the willingness of non-U.S. consumers to purchase from U.S. corporations;
•local labor conditions and regulations, including labor issues faced by suppliers and Original Equipment Manufacturers (“OEMs”), or immigration and labor laws which may adversely impact our access to technical and professional talent;
•changes or uncertainty in international, national or local legal environments, including tax, data handling, privacy, intellectual property, consumer protection, environmental and antitrust laws;

•import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could increase our cost of doing business, prevent us from shipping products, affect our ability to obtain favorable terms for components, increase our operating costs or lead to penalties or restrictions;
•compliance with the U.S. Foreign Corrupt Practices Act, U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws, and adverse consequences, for any failure to comply, including compliance by recently acquired companies, which may have less robust internal compliance procedures; and
•fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points for our products and shipments.
The factors described above also could disrupt our product and component manufacturing and key suppliers located outside of the United States and our supply chain. For example, we rely on manufacturers in Taiwan to produce notebook computers and other suppliers in Asia for product assembly and manufacture and have manufacturing operations in Israel which support our Industrial Graphics business. In addition, the impact of certain geopolitical conflicts, such as the Russian invasion of Ukraine or the Israel-Hamas conflict (including any escalation or expansion), and any broadening of ancillary geopolitical, economic, and other effects could also heighten the other risks identified in this report.
We are exposed to fluctuations in currency exchange rates, which could adversely impact our results.
Currencies other than the U.S. dollar, including the euro, the British pound, Chinese yuan (renminbi) and the Japanese yen, can have an impact on our results as expressed in U.S. dollars. Global events, trade disputes, economic sanctions, inflation, increasing interest rates and emerging market volatility, and the resulting uncertainty, may cause currencies to fluctuate, which may contribute to variations in our sales in impacted jurisdictions. Because most of our revenues are generated outside the United States, fluctuations in currency exchange rates have adversely affected, and could in the future adversely affect, our net revenue growth. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and products that include components obtained from suppliers located outside of the United States, as well as our ability to increase prices. From time to time, we may use derivative contracts designated as cash flow hedges to protect against foreign currency exchange rate risks. However, our hedging strategies may be ineffective, may not offset any or more than a portion of the adverse financial impact resulting from currency variations, or may result in losses.
Business disruption events, including global pandemics or other public health crises, could seriously harm our future revenue, cash flows and financial condition and increase our costs and expenses.
Our worldwide operations could be disrupted by natural disasters, telecommunications failures, manufacturing equipment failures, power or water shortages, fires, extreme weather conditions , and other disasters or catastrophic events, for which we are predominantly self-insured. Terrorist acts or armed conflicts, for which we are predominantly uninsured, may also disrupt our operations. Global pandemics, such as COVID-19, or other public health crises may adversely affect, among other things, our supply chain and associated costs; demand for our products and services; our operations and sales, marketing and distribution efforts; our research and development capabilities; our engineering, design, and manufacturing processes; and other important business activities. These events could result in significant losses, adversely affect our competitive position, increase our costs, require substantial expenditures and recovery time, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. Our operations and those of our suppliers and distributors could be adversely affected if manufacturing, logistics, or other operations in key locations, are disrupted for any reason, such as those described above or other economic, business, labor, environmental, public health, regulatory or political reasons. In addition, even if our operations are unaffected or recover quickly, if our customers cannot timely resume their own operations, they may reduce or cancel their orders, or these events could otherwise result in a decrease in demand for our products.
Climate change and associated regulatory and market impacts may have an adverse effect on our business.
There are climate-related risks wherever our business is conducted. Global climate change is resulting, and is projected to continue to result, in natural disasters and adverse weather, such as drought, wildfires, storms, sea-level rise, flooding, heat waves, and cold waves, occurring more frequently or with greater intensity. Such extreme climate related events are driving changes in market dynamics, stakeholder expectations, local, national and international climate change policies and regulations could result in disruptions to us, our suppliers, vendors, customers and logistics hubs and impact employees’ abilities to commute or to work from home effectively. These disruptions could make it more difficult and costly for us to deliver our products and services, obtain components or other supplies through our supply chain, maintain or resume operations or perform other critical corporate functions, and could reduce customer demand for our products and services. Furthermore, climate change may reduce the availability or increase the cost of insurance for these negative impacts of natural disasters and adverse weather conditions by contributing to an increase in the incidence and severity of such natural disasters.

The increasing concern over climate change has resulted, and we expect will continue to result, in transition risks such as shifting customer preferences and regulations, including with regard to our products and their environmental impact. These demands have, and we expect will continue to, cause us to incur additional costs and make other changes to our operations. If we fail to manage transition risks effectively, customer demand for our products and services could diminish, and our profitability and cash flow could suffer. Additionally, concerns over climate change have resulted in, and are expected to continue to result in, the adoption of regulatory requirements designed to address climate change, such as imposing a price on carbon emissions, requirements of increased circularity in products, product efficiency and environmental certification requirements and climate-related disclosures. As a result, we may experience market access issues, restrictions on our ability to sell products to certain customers, increased compliance burdens and costs, increased indirect costs resulting from our suppliers passing on compliance costs to us, and certain of our products may be rendered obsolete or financially unviable. Further, there are an increasing number of anti-ESG government initiatives that may conflict with other regulatory requirements or our stakeholders’ expectations. The impacts of climate change, whether involving physical risks or transition risks, are expected to be widespread and may materially adversely affect our business and financial results.
Failure to maintain our credit ratings could adversely affect our liquidity, capital position, borrowing costs and access to capital markets, as well as our subscription based offerings.
Our credit risk is evaluated by the major independent rating agencies. A downgrade of our current credit rating could increase the cost of borrowing under our credit facilities, reduce access to capital markets and/or market capacity for our commercial paper or require the posting of additional collateral under some of our derivative contracts. In addition, a downgrade of our credit rating could have an adverse impact on our contractual business and our strategy to increase our contractual business due to higher borrowing costs and customer preferences when deciding to purchase our subscription based offerings. We cannot be assured that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may impact us in a similar manner and have a negative impact on our liquidity, capital position, access to capital markets and our subscription based offerings.
Our debt obligations could adversely affect our business and financial condition.
In addition to our current debt, we may also incur additional indebtedness. Our debt level and related debt service obligations could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, and reducing funds available for working capital, capital expenditures, dividends, stock repurchases, acquisitions, and other general corporate purposes. We may also be required to raise additional financing for working capital, capital expenditures, debt service obligations, debt refinancing, future acquisitions or for other general corporate purposes, which will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. Consequently, we may not be able to obtain additional financing or refinancing on terms acceptable to us, or at all, which could adversely impact our ability to service our outstanding indebtedness or to repay our outstanding indebtedness as it becomes due and could adversely impact our business and financial condition. Additionally, further indebtedness may increase the risk of a future downgrade in our credit ratings, which could increase future debt costs, limit the future availability of debt financing and adversely affect our subscription based business.
The amount and frequency of our share repurchases and dividends are affected by a number of factors and may fluctuate.
Although historically we have announced regular cash dividend payments and we have adopted a share repurchase program, we are not obligated to pay cash dividends or to repurchase a specified number or dollar value of shares under our share repurchase program or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors. The level of dividends and amount, timing, and purchases under our share repurchase program, if any, are influenced by many factors and may fluctuate based on our operating results, cash flows, and priorities for the use of cash, the market price of our common stock, and, with respect to share repurchases, our possession of potentially material nonpublic information. In addition, we cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value.
We make estimates and assumptions in connection with the preparation of our financial statements, and any changes to those estimates and assumptions could adversely affect our results of operations, cash flows and financial condition.
In connection with the preparation of our financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. For example, we make significant estimates and assumptions when accounting for revenue recognition and taxes on earnings, and when including decisions related to provisions for legal proceedings and other contingencies. We also estimate sales and marketing program incentives based on a number of factors including historical experience, expected customer behavior and market conditions. These estimates and assumptions are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations, cash flows and financial condition.
We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.

As more fully disclosed in Item 9A, “Controls and Procedures,” under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting. Based on that evaluation, we have concluded that our disclosure controls and procedures were not effective as of October 31, 2023 due to a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in internal control over financial reporting that resulted from undue reliance on information generated from certain software solutions affecting net revenue without effectively designed information technology general controls, specifically around user access and change management. Information generated from these software solutions is used by management in accounting for net revenue, including estimating variable consideration, and certain of these software solutions are used in the processing of revenue related-transactions. This material weakness did not result in any errors. While this material weakness did not result in a material misstatement of our financial statements, this control deficiency was not remediated as of October 31, 2023 and there is a reasonable possibility that it could have resulted in a material misstatement in the Company's annual or interim consolidated financial statements that would not be detected. Accordingly, we have determined that this control deficiency constituted a material weakness. While the Company’s management, under the oversight of the Audit Committee, has taken steps to implement our remediation plan as described more fully in Item 9A, “Controls and Procedures,” the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. Furthermore, we can give no assurance that the measures we take will remediate the material weakness.
Additionally, as described more fully in Item 9A, “Controls and Procedures,” we executed a remediation plan with respect to certain other material weaknesses and, as a result determined that, as of October 31, 2023, such material weaknesses have been remediated. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate.
We can give no assurance that additional material weaknesses will not arise in the future. Any failure to remediate the material weakness, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition, results of operations or cash flows, restrict our ability to access the capital markets, require significant resources to correct the material weaknesses or deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence and cause a decline in the market price of our stock.

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

STRATEGIC AND OPERATIONAL RISKS
We are heavily dependent on third-party suppliers and supply chain issues have adversely affected, and could adversely affect in the future, our financial results.
We have at times operated in a supply-constrained environment and have faced, and may face in the future, component shortages, logistics challenges and manufacturing disruptions that impact our revenues, profitability and cash flows. We are heavily dependent on third-party suppliers and their ability to deliver sufficient key components, products and services at reasonable prices and in time for us to meet schedules for the delivery of our products and services. In addition, our operations depend on our ability to anticipate and our suppliers’ ability to fulfill, our needs for sufficient key components, products and services (including sourcing matched sets). Given the wide variety of products and services we offer, the large and diverse distribution of our suppliers and contract manufacturers, and the long lead times required to manufacture, assemble and deliver certain components and products, problems have and could continue to arise in production, planning and inventory management. Third-party suppliers may have limited financial resources to withstand challenging business conditions, particularly as a result of increased interest rates or emerging market volatility, and our business could be negatively impacted if key suppliers are forced to cease or limit their operations. Any changes or additions to our supply chain require considerable time and resources and involve significant risks and uncertainties.
We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of competitive pricing pressures and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that we are unable to pass on to our customers. Our business may be disrupted if we are unable to obtain equipment, parts or components from our suppliers—and our suppliers from their suppliers—due to the insolvency of key suppliers or the inability of key suppliers to obtain credit, or if any of our distributors lack sufficient financial resources to withstand economic weakness. In addition, our ongoing efforts to optimize the efficiency of our supply chain for cost or redundancy could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Furthermore, certain of our suppliers and Outsourced Manufacturers (“OMs”) may decide to discontinue business with us or limit the allocation of products to us, which could result in our inability to fill our supply needs, jeopardizing our ability to fulfill our contractual obligations, which could in turn, result in a decrease in sales, profitability and cash flows, contract penalties or terminations, and damage to customer relationships.
Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, contingent workers, supply chain working conditions, human rights and materials sourcing, and our relationships with single-source suppliers, each of which is described below.
•Component shortages. We have at times experienced and may in the future experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, disputes with suppliers (some of whom are also our customers), disruptions in the operations of component suppliers, supplier ability to demonstrate regulatory compliance, other problems experienced by suppliers or problems we face during the transition to new suppliers. For example, a market shortage of integrated circuits and panels and other component supply has at times affected, and may affect in the future, lead times, the cost of that supply, and our ability to meet customer demand for our products. Additionally, our Personal Systems business relies heavily upon OMs to manufacture our products and we are therefore dependent upon the continuing operations of those OMs. We represent a substantial portion of the business for certain OMs, and changes to the nature or volume of our business transactions with a particular OM could adversely affect the OM and lead to shortages or delays in receiving component products from that OM. Increased demand for particular components due to industry trends, such as components required for the operation of artificial intelligence (“AI”), may lead to shortages, delays, and price increases, and may result in us purchasing components in greater volumes and on earlier schedules in order to secure an adequate supply. If shortages or delays in component products occur, the price of certain components may increase, we may be exposed to quality issues, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, we may lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers due to such component shortages or delays. If we cannot adequately address a component supply issue, we may have to re-engineer some product or service offerings, which could result in further costs and delays.
•Excess supply. In order to secure components for our products or services, we have and may continue to make advance payments to suppliers or enter into non-cancelable commitments with vendors. In addition, we have and may continue to strategically purchase components in advance of demand to take advantage of favorable pricing or to address concerns about future availability. If we fail to anticipate customer demand, an oversupply could result in excess or obsolete components.
•Contractual terms. As a result of binding long-term price or purchase commitments with vendors, we may be obligated to purchase components or services at prices that are higher than those available in the current market and may be limited in our ability to respond to changing market conditions. If we commit to purchasing components or services for prices in excess of the then-current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, our gross margin could suffer, and we could incur additional charges relating to inventory obsolescence. In addition, many of our competitors obtain products or components from the same OMs and suppliers that we utilize. Our competitors may obtain better pricing, more favorable contractual terms and conditions, or more favorable allocations of products and components, and our ability to engage in relationships with certain OMs and suppliers could be limited. The practice employed by our Personal Systems business of purchasing product components and transferring those components to OMs may create large supplier receivables with the OMs that, depending on the financial condition of the OMs, may create collectability risks. In addition, to secure components, we may accept contractual terms and conditions that are less favorable to us.
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
•Geographic concentration. Our manufacturing facilities and suppliers have historically been, and continue to be, geographically concentrated in certain regions, which could exacerbate the risks noted above. While we are undertaking initiatives to diversify our manufacturing and supply chain footprint, such initiatives require significant investment and can be subject to regulatory, continuity, and other hurdles, and there can be no assurance that these initiatives will be successful.
If we cannot successfully execute our strategy and continue to develop, manufacture and market innovative products, services and solutions, our business and financial performance may suffer.
Our strategy is to strengthen our core businesses, innovate and develop new products, services and solutions, expand into adjacencies, and grow organically and inorganically. To execute our strategy, we must, among other things, optimize our cost structure, make long-term investments, develop or acquire and appropriately protect intellectual property, commit significant research and development and other resources, evolve our go-to-market strategy and business model to meet changing market dynamics, forces and demand. In addition, we need to innovate, develop and execute on evolutionary strategies in a rapidly changing and increasingly hybrid environment, seize on disruptive opportunities and effectively respond to secular trends and shifts in customer preferences. Our financial performance will depend in part on our ability to remain competitive in offerings geared towards new or emerging market trends, such as hybrid consumption and artificial intelligence. For example, we believe we and others in our industry face long-term challenges related to, among other things, decreased demand for printing products and solutions as a result of increased digitization and hybrid work, and increasing competition from generic alternatives. Our efforts to mitigate the impact of these challenges, such as by seeking to drive demand to HP+ enabled and profit upfront units, may not be successful. In addition, we may be unable to successfully execute our strategy, sufficiently invest in, prioritize research and development, market and scale, or accurately project the financial performance of our key growth areas or other strategic growth initiatives, accurately predict technological or business trends or control costs. Moreover, the process of developing new high-technology products, services and solutions and enhancing existing products, services and solutions, including through the introduction of AI capabilities, is complex, costly and uncertain, and we may be unable to anticipate or respond to customers’ changing needs, accurately identify emerging technological trends or accurately project the demand, pricing, or other market dynamics of such trends. Our ability to successfully offer our products, services and solutions in this rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively calibrate and adjust our business and business models in response to fluctuating market opportunities and conditions. In addition, we may be unable to appropriately prioritize and balance our initiatives or effectively manage change throughout our organization.
Our industry is subject to rapid and substantial innovation, technological change and customer preferences. Even if we successfully develop new products and technologies, future products and technologies, including those created by our competitors, may eventually supplant ours if we are unable to keep pace with technological advances and end-user requirements and preferences and timely enhancement of our existing products and technologies or develop new ones. As a result, we could lose market share and certain of our products and technologies may be rendered uneconomical or obsolete.
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
The success of our services business (such as our managed print services, digital services, consumer subscriptions and other workforce services in both Printing and Personal Systems) depends to a significant degree on attracting, retaining, and maintaining or increasing the level of revenues from our customers. Our standard services agreements are generally renewable at a customer’s option and/or subject to cancellation rights. We may not be able to retain or renew services contracts with our customers, or our customers may reduce the scope of the services for which they contract. Factors that may influence contract termination, non-renewal or reduction include business downturns, dissatisfaction with our services or products, our retirement or lack of support for our services, our customers selecting alternative technologies, the cost of our services as compared to our competitors, general market conditions, a lower than investment grade credit rating or other reasons. We may not be able to replace the revenue and earnings from lost customers or reductions in services. While our services agreements may include penalties for early termination, these penalties may not fully cover our investments in these businesses. Our customers could also delay or terminate implementations or use of our services or choose not to invest in additional services from us in the future. In addition, the pricing and other terms of certain services agreements require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Any increased or unexpected costs or unanticipated delays in connection with the performance of these contracts, which may increase as services become more customized, could make these agreements less profitable or unprofitable. In addition, from time to time we offer new services for which customer demand and adoption rates are difficult to predict, and we may not be able to scale these services as we expect. As a result, we may not generate the revenues, profits or cash flows we may have anticipated from our services business within the expected timelines, if at all.
We operate in an intensely competitive industry and competitive pressures could harm our business and financial performance.
We encounter aggressive competition in all areas of our business, and our competitors have targeted and are expected to continue targeting our key market segments. We compete on the basis of our technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use, account relationships, customer training, service and support, security, availability of application software and internet infrastructure offerings, and our sustainability performance. We have faced, and may continue to face, declines in market share for our products. If our products, services, support and cost structure do not enable us to compete successfully, our results of operations, cash flows and business prospects could be affected.
We have a large portfolio of products and must allocate our financial, personnel and other resources across our products while competing with companies that have smaller portfolios or specialize in one or more of our product lines. Because of the size and scope of our portfolio, we may invest a greater percentage of our revenues, including on research and development, than some of our competitors. As a result, we may invest less in certain areas of our business than our competitors, and our competitors may have greater financial, technical and marketing resources available for their products and services compared to the resources allocated to our competing products and services or greater economies of scale, which could in turn result in our loss of market share. In addition, if we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin, profitability and cash flows could be adversely affected.
Our alliance partners in certain areas may be or may become our competitors in others. In addition, these partners also may acquire or form alliances with our competitors, which could reduce their business with us.
We have faced and expect to continue to face aggressive price competition and have lowered and may in the future need to lower the prices of many of our products and services to stay competitive, while at the same time trying to maintain or improve our market share, revenue and gross margin. Competitors who have a greater presence in some of the lower-cost markets in which we compete, or who can obtain better pricing, more favorable contractual terms and conditions, and/or more favorable allocations of products and components, have been able to offer and may continue to be able to offer lower prices than we are able to offer. Price competition often increases during periods of lower demand, including as a result of declining macroeconomic conditions. The sales prices for our products may also decline as a result of discounts, a change in or mix of products and services, anticipation of the introduction of new products and services by us or by our competitors, promotional programs, product and related warranty costs or broader macroeconomic factors. We may also provide pricing discounts to large customers, which may result in lower margins for the period in which the sales occur. In addition, currency fluctuations, particularly weakness in the Japanese Yen, has and may continue to exacerbate pricing competition for our print products and services.
Industry consolidation may also affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we operate. Our competitors may also affect our business by entering into exclusive arrangements with our existing or potential customers or suppliers. Furthermore, non-original supplies (including imitation, refill or remanufactured alternatives), which are often available at lower prices, compete with our Printing Supplies business. We may not be able to prevent the use of imitation print supplies with our printers using technological protection measures, including due to regulatory issues or other legal challenges. In addition, online and omnichannel retailers, resellers and distributors often sell our products alongside competing products, including non-original supplies, or they may highlight the availability of lower cost non-original supplies. We expect this competition will continue.
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
If we are unable to determine the cause or find an effective solution to address quality or security issues with our products, we may delay shipment to customers, which would delay revenue recognition and receipt of customer payments. We have and may again in the future write off some or all of the value of non-performing inventory. In addition, after products are delivered, quality and security issues may require us to repair or replace such products. Addressing these issues can be expensive and may result in additional warranty, repair, replacement and other costs. In the event of security vulnerabilities or other issues with third-party components, we may have to rely on third parties to provide mitigation, which may be ineffective. Quality and security issues, including those resulting from defects or security vulnerabilities in third-party components, can impair our relationships with new or existing customers and adversely affect our brand and reputation. The proliferation of social media may increase the likelihood, speed, and magnitude of negative brand and reputation events.
We expect the proliferation of AI to have a significant impact on our industry and the markets in which we compete, and the development and use of AI presents competitive, reputational, and liability risks.
We believe the proliferation of AI, especially as it relates to our product and solutions offerings, will have a significant impact on customer preferences and market dynamics in our industry, and our ability to effectively compete in this space will be critical to our financial performance. We also believe that the effective use of AI in our internal operations is important to our long-term success. We are working to incorporate AI capabilities into certain of our products and solutions and apply AI in our own internal operations, and our research into and continued development of such technologies remain ongoing. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its rate and success of adoption, and therefore our business. We may be unable to bring AI-enabled products and solutions to market as effectively, or with the same speed or in the same volumes, as our competitors, which may hurt our competitive position.

In addition, AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Ineffective or inadequate AI development or deployment practices by us or others we rely on or partner with could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, including under new proposed legislation regulating AI in jurisdictions such as the European Union, new applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm. Some AI capabilities present ethical issues, and we may be unsuccessful in identifying or resolving issues before they arise. If we enable or offer AI products or solutions or implement AI capabilities in our internal operations that are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm or greater employee attrition.

Our operating results have historically varied and may not be indicative of future results.
Our net revenue, gross margin, profit and cash flow generation vary among our portfolio of products and services, customer groups and geographic markets and therefore will likely vary in future periods. Overall gross margins and profitability in any given period are dependent on the product, service, customer and geographic mix reflected in that period’s net revenue, which in turn depends on the overall demand for our products and services. We have experienced and may in the future experience delays or reductions in spending by our customers or potential customers, which could have a material adverse effect on demand for our products and services and could result in a significant decline in net revenue. For example, we observed continued market uncertainty, cautious commercial spending on information technology hardware, lower discretionary consumer spending, inflationary pressures, and foreign currency fluctuations. In addition, net revenue declines in some of our businesses may affect net revenue in our other businesses, as we may lose cross-selling opportunities. Moreover, newer geographic markets can be relatively less profitable due to our investments associated with entering those markets and local pricing pressures, as well as difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period. These factors could also make it difficult to accurately forecast revenues and operating results and could negatively affect our ability to provide accurate forecasts to suppliers and manufacturers, manage our relationships and other expenses and to make decisions about future investments.

If we fail to manage the distribution of our products and services properly, our business and financial performance could suffer.
We use a variety of distribution methods to sell our products and services around the world, including third-party resellers and distributors and both direct and indirect sales to enterprise accounts and consumers. Successfully managing our global, multi-tier distribution network including the interaction of our direct sales and indirect channel sales efforts to reach potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and gross margins, we may fail to implement the most advantageous balance in the delivery model for our products and services.

Conflicts might arise between our various distribution channels, we may experience the loss or deterioration of an alliance or distribution arrangement or a reduced assortments of our products, we may not be able to limit the potential misuse of pricing programs by our channel partners and we may fail to optimize the use of our pricing programs. Moreover, some of our channel partners and distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends. They may also have difficulty selling our products under new business models. Many of our significant distributors operate on narrow margins and have been negatively affected by business pressures in the past. Trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution and retail channel partners. Net revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors’ financial conditions, abilities to borrow funds or operations weaken or if our distributors cannot successfully compete in the online or omnichannel marketplace.
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
Our quarterly sales often have reflected a pattern in which a disproportionate percentage of each quarter’s total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting net revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition, and places pressure on our inventory management and logistics systems. If orders fall short of predicted demand, this results in excess inventory. Alternatively, if orders exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be canceled by the customer. Depending on when they occur in a quarter, developments such as a systems failure, component pricing movements, component shortages, supply disruptions, logistics challenges or declines in demand could adversely impact our inventory levels, our results of operations and cash flows in a manner that is disproportionate to the number of days in the quarter affected.
We experience seasonal trends in the sale of our products that may produce variations in our quarterly results and financial condition. For example, sales to governments (particularly, sales to the U.S. government) are often stronger in the third calendar quarter, and many customers whose fiscal year is the calendar year spend their remaining capital budget authorizations in the fourth calendar quarter. Consumer sales are often higher in the fourth calendar quarter due in part to seasonal holiday demand, and typically it has been our strongest quarter by revenues. European sales are often weaker during the summer months. Demand during the spring and early summer may also be adversely impacted by market anticipation of seasonal trends. However, historical seasonal patterns may not continue in the future and such patterns have been and may be impacted by supply constraints, macroeconomic conditions, such as an economic slowdown or inflationary pressures, shifts in customer behavior and the impacts of pandemics or other public health crises. Moreover, to the extent that we introduce new products in anticipation of seasonal demand trends, our discounting of existing products may adversely affect our gross margins. Many of the factors that create and affect seasonal trends are beyond our control.
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
•Our due diligence may fail to identify significant issues with the target’s product quality, financial disclosures, accounting practices or internal controls, including as a result of being dependent on the veracity and completeness of statements and disclosures made or actions taken by third parties.
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
In the case of a divestiture, we may have difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. In addition, we may experience fewer benefits than expected, and the impact of the divestiture on our financial performance may be larger than projected.
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
We have undertaken and may undertake in the future restructuring plans in order to realign our cost structure and to achieve operating efficiencies that we expect to reduce costs, including the plan announced November 2022. Implementation of any restructuring plan may be costly and disruptive to our business, and we may not be able to obtain the anticipated cost savings, operational improvements and estimated workforce reductions within the projected timing or at all. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, loss of key employees and/or other retention issues during transitional periods. Restructuring can require a significant amount of time and focus, which may divert attention from operating and growing our business. Moreover, projections of any cost savings or other benefits associated with our restructuring plans are based on current business operations and market dynamics, and could be significantly impacted by various factors, including but not limited to our evolving business models, future investment decisions, market environment and technology landscape. For more information about our restructuring plans, see Note 3 to our Consolidated Financial Statements in Item 8.
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
We are subject to third party claims that we or customers indemnified by us are infringing upon such parties’ IP rights. We have seen an increasing trend of patent assertion entities engaging in claims of infringement and assertion of patents to extract settlements, including the assertion of patents related to standardized technologies, such as Wi-Fi or video. If we cannot or do not license allegedly infringed IP at all or on reasonable terms, or if we are required to substitute technology from another source, our operations could be adversely affected. Even if we believe that IP claims are without merit, they can be time-consuming and costly to defend against and may divert management’s attention and resources away from our business. Claims of IP infringement also might require us to redesign affected products, enter into costly settlements or license agreements, pay damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain products. Additionally, claims of IP infringement may adversely impact our brand and reputation and imperil new and existing customer relationships.
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
We are exposed to cyberattacks seeking to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Such attacks may involve the deployment of ransomware and other malicious software programs that attack our products or otherwise exploit security vulnerabilities, or attempt to fraudulently induce our employees, customers, or others to disclose passwords, other sensitive information or provide access to our systems or data. Such risks extend not only to our own products, services, systems and networks, but also to those of customers, suppliers, contractors, business partners, vendors, and other third parties, particularly as all parties increasingly digitize their operations. We engage a significant number of these third parties to assist us with various business functions that require the use, storage, processing and deletion of data. While we make efforts to assess and validate the implementation of cybersecurity requirements and controls by these third parties with respect to the services provided and the data handled on our behalf, there remains a risk of misappropriation, compromise or breach of data outside of our direct control. In addition, hardware and operating system software and applications that we produce or procure from third parties may contain defects or vulnerabilities in design or manufacture, including “bugs” that could unexpectedly interfere with the operation of the product. Breaches of our facilities, network, or data security could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information, harm our reputation or competitive position, result in theft or misuse of our IP or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our business and financial results.

Additionally, the costs to combat cyber or other security threats can be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. Media or other reports of perceived vulnerabilities in our network security, regardless of their immediacy or accuracy, could adversely impact our brand and reputation and materially affect our business and financial results.
While we have implemented security measures and internal controls designed to protect against cyber and other security threats, such measures cannot provide absolute security and may not be successful in preventing future security breaches. Moreover, these threats are constantly evolving, thereby making it more difficult to successfully defend against them or to implement adequate preventative measures. Certain vulnerabilities are difficult to detect even using our best efforts, which may allow those vulnerabilities to persist in our systems over long periods of time. In the past, we have experienced data security incidents resulting from unauthorized access to or use of our systems or those of third parties, which to date, have not had a material impact on our operations; however, there remains the possibility of a future data security incident that results in a material impact to the Company. Remote work and remote access to our systems has increased significantly, which also increases our cybersecurity attack surface. We have also seen an increase in cyberattack volume, frequency, and sophistication driven by the global enablement of remote workforces. Geopolitical tensions or conflicts may further heighten the risk of cybersecurity attacks. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
Because we process proprietary information and sensitive or confidential data relating to our business (including data relating to employees, independent contractors and other personnel), our customers and third parties, breaches of our security measures or accidental loss, inadvertent disclosure or unapproved dissemination of such data can expose us, our customers, third parties and the individuals affected to a risk of loss, alteration or misuse of such information. A breach could also damage our brand and reputation or otherwise harm our business, and could result in government enforcement actions, litigation, civil monetary penalties or fines and other potential liability for us. We are subject to federal, state, and international laws relating to privacy and data protection, particularly in the U.S., European Union (such as the General Data Protection Regulation (“GDPR”)) and China, and other countries’ legislative and regulatory bodies are increasingly proposing new or more stringent requirements relating to privacy and data protection. These laws and regulations continue to evolve, are increasing in complexity and number and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. In addition, the cost and operational consequences of implementing new privacy and data protection measures could be significant.
Portions of our IT infrastructure, including those provided by third parties, may experience interruptions, outages, delays or cessations of service or may produce errors in connection with systems integrations, migration work or other causes, which could result in business disruptions. The process of remediating these issues could be more expensive, time-consuming, disruptive and resource intensive than planned. Further, such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes, resulting in delayed sales, lower margins, lost customers or reputational damage.
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
We have established and publicly announced ESG goals, including our commitments to address climate change, human rights, and digital equity. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to adequately update, accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community, special interest groups and enforcement authorities. In addition, there exists certain “anti-ESG” sentiment among some individuals and government institutions, and we may also face scrutiny, reputational risk, lawsuits or market access restrictions from these parties regarding our ESG initiatives.
Our ability to achieve any ESG objective is subject to numerous risks, some of which are outside of our control. Examples of such risks include the availability and cost of low- or non-carbon-based energy sources, the evolving regulatory requirements affecting product circularity, ESG standards or disclosures, the evolving consumer protection laws applicable to ESG matters, the availability of materials and suppliers that can meet our sustainability, diversity and other ESG goals and the availability of funds to invest in ESG initiatives in times where we are seeking to reduce costs.
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
We are subject to various federal, state, local and foreign laws and regulations. There can be no assurance that such laws and regulations will not be interpreted and changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or increased restrictions or prohibiting them outright. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations, and product repairability, reuse, recyclability and take-back legislation. In addition, there are existing and proposed legislation related to human rights, environmental and social responsibility (including tracing requirements related to forced labor prohibitions) for our operations, supply chain partners, and our products and services. Moreover, we expect to become increasingly subject to laws, regulations and international treaties relating to climate change, such as carbon pricing or product energy efficiency requirements or more prescriptive reporting requirements. Additionally, the rapid evolution and increased adoption of artificial intelligence technologies and our obligations to comply with emerging laws and regulations may require us to develop additional artificial intelligence-specific governance programs.
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
We face legal claims or regulatory matters involving stockholder, consumer, competition, commercial, IP, employment, and other issues on a global basis. There is an increasingly active litigation and regulatory environment, including but not limited to employment and patent-monetization claims in the United States, Germany and Brazil, and litigation and regulatory matters focused on consumer protection, privacy, and competition regulation globally. Patent monetization campaigns have become increasingly aggressive, including those by patent holders for standardized technology, such as WiFi and video, who have sued in venues that allow injunctions despite commitments to license patents on fair and reasonable terms. If we are unsuccessful in defending against such claims, we may be exposed to exorbitant licensing demands in order to avoid potential disruptions to our business. As described in Note 14, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, we are engaged in a number of litigation and regulatory matters that may have a material adverse impact on our business, financial condition, cash flows or results of operations, if decided adversely to or settled by us. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings have occurred and may occur, including awards of monetary damages, imposition of fines, issuance of injunctions or cease-and-desist orders directing us to cease engaging in certain business practices, cease manufacturing or selling certain products, requiring the compulsory licensing of patents, or requiring other remedies. In addition, regardless of the outcome, litigation and regulatory proceedings can be costly, time-consuming, disruptive to our operations, and distracting to management.

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
Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or in their interpretation or enforcement. In addition, changes in tax law and regulation in the U.S. or elsewhere could significantly impact our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. For example, the U.S. Congress has advanced a variety of tax legislation proposals, and while the final form of any legislation is uncertain, the current proposals, if enacted, could have a material effect on the Company’s effective tax rate. In addition, our effective tax rate could also be materially affected by the Organization for Economic Co-operation and Development’s (the “OECD”), the European Commission’s and other certain major jurisdictions’ heightened interest in and taxation of large multi-national companies. For instance, the OECD has enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting, legislation on these rules, which could adversely affect our effective tax rate.

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

ITEM 1B.    Unresolved Staff Comments.
None.

Item 1C. Cybersecurity

Not applicable.

ITEM 2. Properties.
As of October 31, 2023, we owned or leased approximately 17.8 million square feet of space worldwide, a summary of which is provided below.

	Fiscal year ended October 31, 2023
	Owned	Leased	Total
	(square feet in millions)
Administration and support	2.3	5.4	7.7
(Percentage)	30%	70%	100%
Manufacturing plants, research and development facilities and warehouse operations	2.5	5.0	7.5
(Percentage)	33%	67%	100%
Total(1)	4.8	10.4	15.2
(Percentage)	32%	68%	100%
(1)Excludes 2.6 million square feet of vacated space, of which 2.3 million square feet is leased to third parties.
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
Headquarters of Geographic Operations
The locations of our geographic headquarters are as follows:

Americas	Europe, Middle East, Africa	Asia Pacific
Palo Alto, United States	Geneva, Switzerland	Singapore

Product Development and Manufacturing
The locations of our major product development and manufacturing facilities are as follows:

Americas United States—Corvallis, San Diego, Boise, Vancouver, Spring, Fort Collins, Fountain Valley Mexico—Tijuana	Europe, Middle East, Africa Israel—Kiryat-Gat, Rehovot, Netanya Spain—Barcelona
Asia Pacific China— Chongqing, Shanghai India—Bangalore Malaysia—Penang Singapore—Singapore South Korea—Pangyo Taiwan—Taipei	Technology office Spain—Barcelona United Kingdom—Bristol United States—Corvallis, Palo Alto
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
As of November 30, 2023, there were approximately 47,954 stockholders of record.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities in fiscal year 2023.
Issuer Purchases of Equity Securities
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On February 22, 2020, HP’s Board of Directors increased HP’s remaining share repurchase authorization to $15.0 billion in total. There were no share repurchases in the fourth quarter of fiscal 2023. As of October 31, 2023, HP had approximately $2.0 billion remaining under the share repurchase authorizations. From time to time HP intends to repurchase shares opportunistically and to offset the dilution created by shares issued under employee stock plans.
Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total stockholder return assuming the investment of $100 at the market close on October 31, 2018 (and the reinvestment of dividends thereafter) in each of HP common stock, the S&P 500 Index, and the S&P Information Technology Index. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

$400
$350
$300
$250
$200
$150
$100
$50
10/2018
10/2019
10/2020
10/2021
10/2022
10/2023
HP Inc.
S&P 500 Index
S&P Information Technology Index

	10/18	10/19	10/20	10/21	10/22	10/23
HP Inc.	$100.00	$74.29	$79.67	$138.33	$129.70	$128.18
S&P 500 Index	$100.00	$114.32	$125.40	$179.19	$152.98	$168.46
S&P Information Technology Index	$100.00	$122.57	$164.82	$242.15	$193.09	$252.65

ITEM 6. [Reserved].

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion of financial condition and results of our operations that follows provides information that will assist the reader in understanding our Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Financial Statements. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes that appear elsewhere in this document. This section generally discusses the results of operations for the fiscal year ended October 31, 2023 compared to the fiscal year ended October 31, 2022. For a discussion of fiscal year ended October 31, 2022 compared to the fiscal year ended October 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, which also should be read in conjunction with our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2022 as it contained certain revisions to our Consolidated Financial Statements for the fiscal years ended 2022 and 2021.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

OVERVIEW
We are a leading global provider of personal computing and other digital access devices, imaging and printing products, and related technologies, solutions, and services. We sell to individual consumers, SMBs and large enterprises, including customers in the government, health, and education sectors. We have three reportable segments: Personal Systems, Printing, and Corporate Investments. The Personal Systems segment offers commercial and consumer desktops and notebooks, workstations, thin clients, commercial mobility devices, retail POS systems, displays, hybrid systems (includes video conferencing cameras and solutions, headsets, voice, and related software capabilities), software, support, and services. The Printing segment provides consumer and commercial printer hardware, supplies, solutions and services. Corporate Investments include certain business incubation and investment projects.
•In Personal Systems, our long-term strategic focus is on:
◦profitable growth through innovation, market segmentation and simplification of our portfolio
◦enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes;
◦investing in endpoint services and solutions. We are focused on services, including Device as a Service, as the market shifts to contractual solutions, and accelerating in attractive adjacencies such as hybrid systems; and
◦driving innovation to enable productivity and collaboration with the PCs becoming essential for hybrid work, learn and play.
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
◦providing digital printing solutions for industrial graphics segments and applications including commercial publishing, labels, packaging, and textiles; and
◦expanding our footprint in 3D printing across digital manufacturing and strategic applications.
We are committed to growing our hybrid systems, gaming, workforce solutions, consumer subscriptions, industrial graphics and our 3D and personalization businesses at a rate faster than our core business with accretive margins in the longer term. We believe our ability to innovate will help us gain momentum in growth areas like hybrid systems and gaming, and we see significant opportunities to drive greater recurring revenues across Personal Systems and Printing. Our acquisition of Poly adds to our growth portfolio by bringing industry-leading video conferencing cameras and solutions, headsets, voice and software capabilities. Our Workforce Solutions organization drives integration across our commercial services, software and security portfolio. We continue to build on strong portfolios like Instant Ink to grow our Consumer Subscription business. In Industrial Graphics, we are driving the shift from analog to digital in segments like labels and packaging. In 3D and Personalization, we are creating end-to-end solutions that can capture more value with our differentiated technology.
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
•In Personal Systems, we face challenges with a competitive pricing environment and demand softness.
•In Printing, we face challenges from our competitors with a favorable foreign currency environment and non-original supplies (which includes imitation, refill, or remanufactured alternatives). We also obtain many Printing components from single source suppliers due to technology, availability, price, quality, or other considerations.
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
Macroeconomic Environment
Our business and financial performance also depend significantly on worldwide economic conditions. We face global macroeconomic challenges including ongoing effects of geopolitical conflicts (including the Russian invasion of Ukraine, tensions across the Taiwan Strait, the Israel-Hamas conflict and other hostilities in the Middle East), uncertainty in the markets, volatility in exchange rates, inflationary trends and evolving dynamics in the global trade environment. We also experience seasonality in the sale of our products and services which may be affected by general economic conditions. During fiscal year 2023, we observed continued market uncertainty, cautious commercial spending on information technology hardware, lower discretionary consumer spending, inflationary pressures, and foreign currency fluctuations. These market pressures created new and different demand dynamics which had significant impacts on our financial results. Geographically, we observed these macroeconomic dynamics negatively impacting certain markets, particularly China. However, in the second half of fiscal year 2023 we also observed uneven recovery in the markets.
During fiscal year 2023, we experienced overall demand weakness and elevated industry wide reseller inventory. However, towards the end of fiscal year 2023 inventory began to stabilize and we exited the fiscal year with normalized inventory levels. The decline in Personal Systems revenue was in line with market trends. In Printing, we saw gradual and uneven recovery in Commercial Printing driven by hybrid work trends. We experienced a competitive pricing environment across Personal Systems and Printing. These markets declined during fiscal year 2023, however we expect to see stabilization during fiscal 2024.
We are exposed to fluctuations in foreign currency exchange rates. We have a large global presence, with approximately 65% of our net revenue coming from outside the United States. As a result, our financial results can be, and particularly in recent periods have been, negatively impacted by fluctuations in foreign currency exchange rates.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part I in this Annual Report on Form 10-K.
Transformation Update
In November 2022, we announced our Future Ready Plan (the “Fiscal 2023 Plan”) to become a more digitally enabled company, focus investments on key growth opportunities and simplify our operating model. The Fiscal 2023 plan is expected to run through end of fiscal 2025. The three key elements of our Fiscal 2023 plan are digital transformation, portfolio optimization, and operational efficiency. We expect to continue to invest some of the savings from these efforts across our businesses as well as partially use them to offset headwinds as a result of macroeconomic factors.
We exceeded our gross annual run-rate structural cost savings target for fiscal year 2023. We enhanced our digital capabilities in Workforce Solutions and continued to leverage AI to positively impact both our products and solutions. Additionally, we are reducing portfolio complexity, improving continuity of supply, and increasing our forecast accuracy across our business to drive reduction in our cost of sales and operating expenses. We also continued to reduce our structural cost through headcount reductions and executed a significant portion of the early retirement program in second quarter of fiscal 2023 and are on track to achieve our overall headcount reduction goal.
See “Risk Factors— We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business” in Item 1A, which is incorporated herein by reference. For more information on our Fiscal 2023 Plan, see Note 3, “Restructuring and Other Charges,” to the Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
CRITICAL ACCOUNTING ESTIMATES
General
Our Consolidated Financial Statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of HP’s Board of Directors. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates.
A summary of our significant accounting policies is included in Note 1, “Overview and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Management believes the following accounting policies reflect the critical accounting estimates used in the preparation of our Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Revenue Recognition - Variable Consideration
We recognize revenue depicting the transfer of promised goods or services to customers in an amount that may include variable consideration. When the transaction price includes a variable amount, we estimate the amount using either the expected value or most likely amount method. We reduce the transaction price at the time of revenue recognition for customer and distributor programs and incentive offerings, rebates, promotions, other volume-based incentives and expected returns. We use estimates to determine the expected variable consideration for such programs based on historical experience, expected consumer behavior and market conditions.
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
Our major assumptions vary by plan, and the weighted-average rates used are set forth in Note 4, “Retirement and Post-Retirement Benefit Plans” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. The following table provides the impact a change of 25 basis points in each of the weighted-average assumptions of the discount rate, expected increase in compensation levels and expected long-term return on plan assets would have had on our net periodic benefit (credit) cost for fiscal year 2023:

Change in Net Periodic Benefit Cost in millions
Assumptions:
Discount rate	$5
Expected increase in compensation levels	$1
Expected long-term return on plan assets	$14
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
Product Inventory
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
Goodwill
We review goodwill for impairment annually during our fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. A qualitative assessment may first be performed to determine if the fair value of a reporting unit is more likely than not to be less than its carrying amount. Judgment in the assessment of qualitative factors of impairment may include changes in business climate, market conditions, or other events impacting the reporting unit. If we determine an impairment is more likely than not based on our qualitative assessment, a quantitative assessment of impairment is performed. However, we may also elect to bypass the qualitative assessment and perform a quantitative assessment.
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
Loss Contingencies
We are involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property (“IP”), commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events, pertaining to a particular case. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2023, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in our financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 1, “Overview and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
RESULTS OF OPERATIONS
Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our net revenue growth has been impacted, and we expect it will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year percentage change in net revenue with the year-over-year percentage change in net revenue on a constant currency basis, which excludes the effect of foreign currency exchange fluctuations calculated by translating current period revenues using monthly exchange rates from the comparative period and excluding any hedging impact, and without adjusting for any repricing or demand impacts from changes in foreign currency exchange rates. This information is provided so that net revenue can be viewed with and without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our net revenue results and trends, as management does not believe that the excluded items are reflective of ongoing operating results. The constant currency measures are provided in addition to, and not as a substitute for, the year-over-year percentage change in net revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31
	2023		2022		2021
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$53,718	100.0%	$62,910	100.0%	$63,460	100.0%
Cost of revenue	42,210	78.6%	50,647	80.5%	50,053	78.9%
Gross profit	11,508	21.4%	12,263	19.5%	13,407	21.1%
Research and development	1,578	2.9%	1,653	2.6%	1,848	2.9%
Selling, general and administrative	5,357	10.0%	5,264	8.4%	5,727	9.0%
Restructuring and other charges	527	1.0%	218	0.3%	251	0.4%
Acquisition and divestiture charges	240	0.4%	318	0.5%	68	0.1%
Amortization of intangible assets	350	0.7%	228	0.4%	154	0.2%
Russia exit charges	—	—%	23	—%	—	—%
Earnings from operations	3,456	6.4%	4,559	7.2%	5,359	8.4%
Interest and other, net	(519)	(1.0)%	(235)	(0.4)%	2,209	3.5%
Earnings before taxes	2,937	5.4%	4,324	6.8%	7,568	11.9%
Benefit from (provision for) taxes	326	0.6%	(1,192)	(1.9)%	(1,027)	(1.6)%
Net earnings	$3,263	6.0%	$3,132	4.9%	$6,541	10.3%

Net Revenue
In fiscal year 2023, total net revenue decreased 14.6% (decreased 11.7% on a constant currency basis) as compared to the prior-year period. Net revenue from the United States decreased 12.9% to $18.8 billion, and outside of the United States decreased 15.5% to $34.9 billion. The decrease in net revenue was primarily driven by demand softness and foreign currency impacts in both Personal Systems and Printing as well as lower average selling prices (“ASPs”) in Personal Systems.
A detailed discussion of the factors contributing to the changes in segment net revenue is included under “Segment Information” below.
Gross Margin
For fiscal year 2023, gross margin increased by 1.9 percentage points, primarily driven by mix shift towards Printing, and lower commodity and logistics cost in Personal Systems, partially offset by foreign currency impacts and competitive pricing across Personal Systems and Printing.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and development (“R&D”)
R&D expense decreased 4.5% in fiscal year 2023, primarily due to disciplined cost management and higher R&D partner funding, partially offset by the Poly acquisition.

Selling, general and administrative (“SG&A”)
SG&A expense increased 1.8% in fiscal year 2023, primarily due the Poly acquisition partially offset by disciplined cost management including Future Ready transformation savings, and reductions in marketing spend.
Restructuring and other charges
Restructuring and other charges relate primarily to the Fiscal 2023 Plan. For more information, see Note 3, “Restructuring and Other Charges”, to the Consolidated Financial Statements in Item 8 of Part II of this report, which is incorporated herein by reference.
Acquisition and divestiture charges
Acquisition and divestiture charges primarily include, direct third-party professional and legal fees, and integration and divestiture-related costs, as well as non-cash adjustments to the fair value of certain acquired assets such as inventory and certain compensation charges related to cash settlement of restricted stock units and performance-based restricted stock units from acquisitions. Acquisition and divestiture charges decreased by $78 million in the fiscal year 2023, primarily due to the Poly acquisition.
Amortization of intangible assets
Amortization of intangible assets relates primarily to intangible assets resulting from acquisitions. Amortization of Intangible assets increased by $122 million in the fiscal year 2023, primarily due to the Poly acquisition.
Interest and other, net
Interest and other, net for the fiscal year 2023 increased $284 million primarily due to higher interest expense on debt, factoring costs, and retirement incentive benefits associated with our EER program, partially offset by the net gain on extinguishment of debt.
Provision for taxes
Our effective tax rate was (11.1)% in fiscal year 2023. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to impacts of internal reorganization, changes in valuation allowances, and favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that had the most significant impact on our effective tax rate in the periods presented were Singapore, Malaysia, and Puerto Rico.
For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 21% in fiscal year 2023, and further explanation of our provision for income taxes, see Note 6, “Taxes on Earnings” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
In fiscal year 2023, we recorded $1.1 billion of net income tax benefits related to discrete items in the provision for taxes. This amount included $726 million of tax effects related to internal reorganization, $255 million related to changes in valuation allowances, $101 million related to restructuring charges, $58 million related to the filing of tax returns in various jurisdictions, and $42 million related to acquisition charges. These benefits were partially offset by income tax charges of $60 million related to audit settlements in various jurisdictions, $27 million of uncertain tax position charges, and $25 million related to extinguishment of debt. In fiscal year 2023, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law. The Inflation Reduction Act includes a new corporate alternative minimum tax (the “Corporate AMT”) of 15% on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT is effective for the Company beginning in fiscal 2024 and we have elected to treat any future Corporate AMT as period costs in the period they arise. If we pay the Corporate AMT it will result in a Corporate AMT credit that can be carried forward indefinitely. We will continue to analyze our ability to apply the credit against our regular federal tax liability in future years. There are a number of uncertainties and ambiguities as to the interpretation and application of the Corporate AMT, and it is possible that any future guidance with respect to the interpretation and application of the Corporate AMT could further impact our liability for corporate taxes.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting, legislation on this. We are in the process of assessing the tax effects of Pillar Two legislation for when it comes into effect, and we plan to treat the tax as a period cost. Due to the complexities in applying the legislation, the quantitative impact of the enacted or substantively enacted legislation is not yet reasonably estimable.
Segment Information
A description of the products and services for each segment can be found in Note 2, “Segment Information,” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

Personal Systems

	For the fiscal years ended October 31
	2023	2022	2021
	Dollars in millions
Net revenue	$35,684	$44,011	$43,332
Earnings from operations	$2,129	$2,761	$3,152
Earnings from operations as a % of net revenue	6.0%	6.3%	7.3%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue			Weighted Net Revenue Change Percentage Points(1)
	2023	2022	2021	2023	2022
	In millions
Commercial PS	$24,712	$29,616	$26,822	(11.1)	6.3
Consumer PS	10,972	14,395	16,510	(7.8)	(4.8)
Total Personal Systems	$35,684	$44,011	$43,332	(18.9)	1.5
(1) Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Fiscal year 2023 compared with fiscal year 2022
Personal Systems net revenue decreased 18.9% (decreased 15.5% on a constant currency basis) in the fiscal year 2023, as compared to the prior-year period. The net revenue decrease was primarily due to a 14.5% decrease in commercial and consumer client PCs unit volume due to demand softness and a decline in ASPs by 8.0%, partially offset by the Poly acquisition. The decline in ASPs was due to foreign currency impacts, unfavorable mix shift and competitive pricing.
Commercial PS revenue decreased 16.6% primarily driven by a decline in units of 14.1% due to demand softness and a decrease of 7.1% in ASPs, partially offset by an increase in hybrid systems revenue driven by the Poly acquisition. The lower ASPs were driven by unfavorable mix shift and foreign currency impacts.
Consumer PCs net revenue decreased 23.8% driven by a decline in units of 15.2% due to demand softness and a decrease of 10.1% in ASPs. The lower ASPs were driven by competitive pricing and foreign currency impacts, partially offset by favorable mix shifts.
Personal Systems earnings from operations as a percentage of net revenue decreased by 0.3 percentage points. The decrease was driven by an increase in operating expenses as a percentage of revenue, partially offset by an increase in gross margin. Gross margin increased primarily due to lower commodity and logistics cost, partially offset by foreign currency impacts and competitive pricing. Operating expenses as a percentage of revenue increased primarily driven by variable compensation and the acquisition of Poly, partially offset by disciplined cost management including reductions in marketing initiatives and Future Ready transformation savings.

Printing

	For the fiscal years ended October 31
	2023	2022	2021
	Dollars in millions
Net revenue	$18,029	$18,902	$20,128
Earnings from operations	$3,399	$3,619	$3,647
Earnings from operations as a % of net revenue	18.9%	19.1%	18.1%

The components of the net revenue and weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue			Weighted Net Revenue Change Percentage Points(1)
	2023	2022	2021	2023	2022
	In millions
Supplies	$11,452	$11,761	$12,632	(1.6)	(4.3)
Commercial Printing	4,183	4,225	4,209	(0.2)	0.1
Consumer Printing	2,394	2,916	3,287	(2.8)	(1.8)
Total Printing	$18,029	$18,902	$20,128	(4.6)	(6.0)
 (1) Weighted Net Revenue Change Percentage Points measures the contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior period by total segment revenue for the prior-year period.

Fiscal year 2023 compared with fiscal year 2022
Printing net revenue decreased 4.6% (decreased 2.9% on a constant currency basis) for fiscal year 2023 as compared to the prior-year period. The decline in net revenue was primarily driven by a decline in Consumer Printing, Supplies, and unfavorable foreign currency impacts. Net revenue for Supplies decreased 2.6%, primarily due to decline in the installed base, usage, and foreign currency. Printer unit volume decreased 10.1% due to demand weakness and ASPs remained flat for the period. Print hardware ASPs remained flat due to unfavorable foreign currency impacts offset by favorable mix shifts in Commercial Printing.
Net revenue for Commercial Printing decreased by 1.0%, primarily due to a 10.2% decrease in printer unit volume, partially offset by an 8.9% increase in ASPs. The increase in ASPs was primarily driven by mix shifts, partially offset by unfavorable foreign currency impacts and competitive pricing.
Net revenue for Consumer Printing decreased 17.9%, primarily due to a 10.1% decrease in printer unit volume and an 8.8% decrease in ASP’s. The decrease in ASPs was primarily driven by competitive pricing, especially by our Japanese competitors benefiting from a favorable foreign currency environment, and unfavorable foreign currency impacts, partially offset by favorable mix shifts.
Printing earnings from operations as a percentage of net revenue decreased by 0.2 percentage points for fiscal year 2023, primarily due to a decline in gross margin, partially offset by lower operating expenses as a percentage of revenue. The decline in gross margin was primarily driven by competitive pricing and foreign currency impacts, partially offset by favorable mix shift. Operating expenses as a percentage of revenue decreased primarily due to lower variable compensation and disciplined cost management including Future Ready transformation savings.

Corporate Investments
The loss from operations in Corporate Investments for the fiscal year 2023 was primarily due to expenses associated with our incubation projects.

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

Liquidity
Our cash, cash equivalents and restricted cash and total debt were as follows:

	As of October 31
	2023	2022
	In millions
Cash and cash equivalents	$3,107	$3,145
Restricted cash	$125	$—
Total debt	$9,484	$11,014

Our key cash flow metrics were as follows:

	For the fiscal years ended October 31
	2023	2022	2021
	In millions
Net cash provided by operating activities	$3,571	$4,463	$6,409
Net cash used in investing activities	(590)	(3,549)	(1,012)
Net cash used in financing activities	(2,894)	(2,068)	(5,962)
Net increase (decrease) in cash and cash equivalents	$87	$(1,154)	$(565)
Operating activities
Net cash provided by operating activities decreased by $0.9 billion for fiscal year 2023 due to lower earnings before taxes, working capital management activities, and changes in receivables from contract manufacturers.
Key working capital metrics
Management utilizes current cash conversion cycle information to manage our working capital level. The table below presents the cash conversion cycle:

	As of October 31
	2023	2022	2021
Days of sales outstanding in accounts receivable (“DSO”)	28	28	30
Days of supply in inventory (“DOS”)	57	57	53
Days of purchases outstanding in accounts payable (“DPO”)	(117)	(114)	(108)
Cash conversion cycle	(32)	(29)	(25)

The cash conversion cycle is the sum of days of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from historical trends include, but are not limited to, changes in business mix, changes in payment terms, timing and extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for credit losses, by a 90-day average of net revenue. The DSO remained flat compared to the prior year.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. The DOS remained flat compared to the prior year.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. The increase in DPO as compared to prior-year period, was primarily due working capital management activities.
Investing activities
Net cash used in investing activities decreased $3.0 billion for fiscal year 2023 as compared to the prior-year period, primarily due to the $2.8 billion Poly acquisition in the prior-year period and lower investments in property, plant and equipment of $0.2 billion.
Financing activities
Net cash used in financing activities increased by $0.8 billion in fiscal year 2023 compared to the prior-year period, primarily due to net debt repayment of $1.5 billion and repayment of $0.2 billion of collateral withdrawn for derivative instruments in the current year period, compared to issuance of senior unsecured notes net of payments of $3.1 billion, share repurchases of $4.2 billion and $0.2 billion withdrawal of collateral for derivative instruments in the prior year period.
Share repurchases and dividends
In fiscal year 2023, HP returned $1.1 billion to shareholders in the form of cash dividends of $1.0 billion and share repurchases of $0.1 billion. As of October 31, 2023, HP had approximately $2.0 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 12, “Stockholders’ Deficit”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Capital resources
Debt Levels

	As of October 31
	2023	2022
	Dollars in millions
Short-term debt	$230	$218
Long-term debt	$9,254	$10,796
Weighted-average interest rate	4.2%	3.7%
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure.
Short-term debt increased by $12 million and long-term debt decreased by $1.5 billion for fiscal year 2023 as compared to prior-year period. The net decrease in debt was primarily due to repurchase and settlement of $1.15 billion in aggregate principal payment of various Global Notes and repurchase of $0.5 billion of the March 2029 notes related to the Poly acquisition.
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
As of October 31, 2023, we maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility available until May 26, 2026. In March 2023, we also entered into a $1.0 billion senior unsecured committed revolving credit facility with a 364-day maturity. Funds borrowed under the revolving credit facilities may be used for general corporate purposes.

Available borrowing resources
As of October 31, 2023, we had available borrowing resources of $1.2 billion from uncommitted lines of credit in addition to the revolving credit facilities.
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
Credit ratings
Our credit risk is evaluated by major independent rating agencies based upon publicly available information as well as information they obtain during our ongoing discussions. While we currently do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, a downgrade from our current credit rating may increase the cost of borrowing under our credit facilities, reduce market capacity for our commercial paper, require the posting of additional collateral under some of our derivative contracts and may have a negative impact on our liquidity and capital position and our contractual business going forward, depending on the extent of such downgrade. See “Risk Factors— Failure to maintain our credit ratings could adversely affect our liquidity, capital position, borrowing costs and access to capital markets” in Item 1A, which is incorporated herein by reference. We can access alternative sources of funding, including drawdowns under our credit facilities, if necessary, to offset potential reductions in the market capacity for our commercial paper.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS
Our contractual and other obligations as of October 31, 2023, were as follows:

		Payments Due by Period
	Total	Short-term	Long-term
	In millions
Principal payments on debt(1)	$9,585	$216	$9,369
Interest payments on debt(2)	3,059	397	2,662
Purchase obligations(3)	1,861	758	1,103
Operating lease obligations	1,389	485	904
Finance lease obligations	27	14	13
Total(4)(5)(6)	$15,921	$1,870	$14,051
(1)Amounts represent the principal cash payments relating to our short-term and long-term debt and do not include any fair value adjustments, discounts or premiums.
(2)Amounts represent the expected interest payments relating to our short-term and long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of changing fixed interest rates associated with some of our U.S. Dollar Global Notes to variable interest rates. The impact of our outstanding interest rate swaps at October 31, 2023 was factored into the calculation of the future interest payments on debt.
(3)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price and volume provisions; and the approximate timing of the transaction. These purchase obligations are related principally to inventory and other items. Purchase obligations exclude agreements that are cancellable without penalty. Purchase obligations also exclude open purchase orders that are routine arrangements entered into in the ordinary course of business as they are difficult to quantify in a meaningful way. Even though open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust terms based on our business needs prior to the delivery of goods or performance of services.
(4)Retirement and Post-Retirement Benefit Plan Contributions. In fiscal year 2024, we expect to contribute approximately $45 million to non-U.S. pension plans, $31 million to cover benefit payments to U.S. non-qualified plan participants and $3 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution required by local government, funding and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(5)Cost Savings Plans. As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.5 billion. We expect to make future cash payments of $0.3 billion in fiscal year 2024 with remaining cash payments through fiscal year 2025. These payments have been excluded from the contractual obligations table because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(6)Uncertain Tax Positions. As of October 31, 2023, we had approximately $102 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, “Taxes on Earnings”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of business, we are exposed to foreign currency exchange rate and interest rate risks that could impact our financial position, cash flows and results of operations. Our risk management strategy with respect to these market risks may include the use of derivative instruments. We use derivative contracts only to manage existing underlying exposures. Accordingly, we do not use derivative contracts for speculative purposes. Our risks, risk management strategy and a sensitivity analysis estimating the effects of changes in fair value for each of these exposures are outlined below.
Actual gains and losses in the future may differ materially from the sensitivity analyses based on changes in the timing and amount of foreign currency exchange rate and interest rate movements and our actual exposures and derivatives in place at the time of the change, as well as the effectiveness of the derivative to hedge the related exposure.
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in over 40 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal year 2023 were Euro, Chinese yuan renminbi, Japanese yen and British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
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
We have performed sensitivity analyses as of October 31, 2023 and 2022, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2023 and 2022. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $133 million and $134 million at October 31, 2023 and October 31, 2022, respectively.
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
We have performed sensitivity analyses as of October 31, 2023 and 2022, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2023 and 2022. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would have resulted in a loss in the fair values of our debt and investments, net of interest rate swaps, of $196 million at October 31, 2023 and $210 million at October 31, 2022.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HP Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HP Inc. and subsidiaries (the Company) as of October 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended October 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 15, 2023 expressed an adverse opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Estimation of variable consideration
Description of the Matter
As described in Note 1 of the consolidated financial statements, the Company reduces revenue for customer and distributor programs and incentive offerings including rebates, promotions and other volume-based incentives. The Company uses estimates to determine the expected variable consideration for such programs based on factors like historical experience, expected customer behavior and market conditions. Estimated variable consideration is presented within other current liabilities on the consolidated balance sheet and totaled $3.1 billion at October 31, 2023.
Auditing the Company’s measurement of variable consideration is especially challenging because the calculation reflects management’s assumptions about expected future claims activity and changes in those assumptions can have a material effect on the amount of variable consideration recognized.

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, evaluating the Company’s key assumptions and judgments, and testing the completeness and accuracy of the underlying data used to determine the estimated variable consideration. We inspected the underlying agreements to understand the nature of variable consideration offered to customers. We evaluated management’s estimate by comparing previous estimates of variable consideration to actual payments in subsequent periods. We developed an expectation of the ending accrual and compared our expectation to the amount recorded by the Company.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2000.
San Jose, California
December 15, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HP Inc.
Opinion on Internal Control Over Financial Reporting
We have audited HP Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, HP Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of October 31, 2023, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The material weakness resulted from undue reliance on certain software solutions affecting net revenue without effectively designed information technology general controls, specifically around user access and change management. Information generated from these software solutions is used by management in accounting for net revenue, including estimating variable consideration, and certain of these software solutions are used in the processing of revenue related transactions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended October 31, 2023, and the related notes and our report dated December 15, 2023 expressed an unqualified opinion thereon.
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
December 15, 2023

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
HP’s management assessed the effectiveness of HP’s internal control over financial reporting as of October 31, 2023, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
During the fourth quarter of fiscal year 2023, management identified a material weakness in internal control over financial reporting. The material weakness resulted from undue reliance on information generated from certain software solutions affecting net revenue without effectively designed information technology general controls, specifically around user access and change management. Information generated from these software solutions is used by management in accounting for net revenue, including estimating variable consideration, and certain of these software solutions are used in the processing of revenue-related transactions. This material weakness did not result in any errors.
While this material weakness did not result in a material misstatement of our financial statements, this control deficiency was not remediated as of October 31, 2023 and there is a reasonable possibility that it could have resulted in a material misstatement in the Company's annual or interim consolidated financial statements that would not be detected. Accordingly, we determined that this control deficiency constituted a material weakness.
As a result of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2023.
The effectiveness of HP’s internal control over financial reporting as of October 31, 2023 has been audited by Ernst & Young LLP, HP’s independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ ENRIQUE LORES	/s/ MARIE MYERS
Enrique Lores President and Chief Executive Officer December 15, 2023	Marie Myers Chief Financial Officer December 15, 2023

HP INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
	For the fiscal years ended October 31
	2023	2022	2021
	In millions, except per share amounts
Net revenue	$53,718	$62,910	$63,460
Costs and expenses:
Cost of revenue	42,210	50,647	50,053
Research and development	1,578	1,653	1,848
Selling, general and administrative	5,357	5,264	5,727
Restructuring and other charges	527	218	251
Acquisition and divestiture charges	240	318	68
Amortization of intangible assets	350	228	154
Russia exit charges	—	23	—
Total costs and expenses	50,262	58,351	58,101
Earnings from operations	3,456	4,559	5,359
Interest and other, net	(519)	(235)	2,209
Earnings before taxes	2,937	4,324	7,568
Benefit from (provision for) taxes	326	(1,192)	(1,027)
Net earnings	$3,263	$3,132	$6,541

Net earnings per share:
Basic	$3.29	$3.02	$5.41
Diluted	$3.26	$2.98	$5.36

Weighted-average shares used to compute net earnings per share:
Basic	992	1,038	1,208
Diluted	1,000	1,050	1,220
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
	For the fiscal years ended October 31
	2023	2022	2021
	In millions
Net earnings	$3,263	$3,132	$6,541
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains (losses) arising during the period	2	(11)	5

Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(427)	1,541	(132)
(Gains) losses reclassified into earnings	(84)	(779)	243
	(511)	762	111
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(141)	(54)	1,029
Amortization of actuarial loss and prior service benefit	—	20	80
Curtailments, settlements and other	—	—	(36)
	(141)	(34)	1,073
Change in cumulative translation adjustment	23	(78)	28
Other comprehensive (loss) income before taxes	(627)	639	1,217
Benefit (provision for) from taxes	119	(109)	(219)
Other comprehensive (loss) income, net of taxes	(508)	530	998
Comprehensive income	$2,755	$3,662	$7,539
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	As of October 31
	2023	2022
	In millions, except par value
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,232	$3,145
Accounts receivable, net of allowance for credit losses of $93 and $107, respectively	4,237	4,546
Inventory	6,862	7,614
Other current assets	3,646	4,431
Total current assets	17,977	19,736
Property, plant and equipment, net	2,827	2,774
Goodwill	8,591	8,541
Other non-current assets	7,609	7,443
Total assets	$37,004	$38,494
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$230	$218
Accounts payable	14,046	15,303
Other current liabilities	10,212	10,668
Total current liabilities	24,488	26,189
Long-term debt	9,254	10,796
Other non-current liabilities	4,331	4,534
Commitments and contingencies
Stockholders’ deficit:	0
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 989 and 980 shares issued and outstanding at October 31, 2023, and 2022 respectively)	10	10
Additional paid-in capital	1,505	1,172
Accumulated deficit	(2,361)	(4,492)
Accumulated other comprehensive (loss) income	(223)	285
Total stockholders’ deficit	(1,069)	(3,025)
Total liabilities and stockholders’ deficit	$37,004	$38,494
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the fiscal years ended October 31
	2023	2022	2021
	In millions
Cash flows from operating activities:
Net earnings	$3,263	$3,132	$6,541
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	850	780	785
Stock-based compensation expense	438	343	330
Restructuring and other charges	527	218	251
Deferred taxes on earnings	(923)	577	(582)
Defined benefit plan settlement gains	—	—	(37)
Other, net	(10)	475	440
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	278	1,285	(105)
Inventory	668	214	(2,180)
Accounts payable	(1,240)	(909)	1,257
Net investment in leases	(110)	(155)	(111)
Taxes on earnings	198	(134)	59
Restructuring and other	(310)	(245)	(205)
Other assets and liabilities	(58)	(1,118)	(34)
Net cash provided by operating activities	3,571	4,463	6,409
Cash flows from investing activities:
Investment in property, plant and equipment	(609)	(791)	(582)
Proceeds from sale of property, plant and equipment	16	26	—
Purchases of available-for-sale securities and other investments	(11)	(52)	(28)
Maturities and sales of available-for-sale securities and other investments	21	9	304
Collateral posted for derivative instruments	—	14	148
Payments made in connection with business acquisitions, net of cash acquired	(7)	(2,755)	(854)
Net cash used in investing activities	(590)	(3,549)	(1,012)
Cash flows from financing activities:
(Payments of) Proceeds from short-term borrowings with original maturities less than 90 days, net	(10)	(400)	400
Proceeds from debt, net of issuance costs	255	4,175	2,121
Payment of debt	(1,700)	(693)	(1,245)
Stock-based award activities and others	(99)	(95)	(51)
Repurchase of common stock	(100)	(4,297)	(6,249)
Cash dividends paid	(1,037)	(1,037)	(938)
Collateral withdrawn for derivative instruments	(200)	200	—
Settlement of cash flow hedges	(3)	79	—
Net cash used in financing activities	(2,894)	(2,068)	(5,962)
Increase (decrease) in cash, cash equivalents and restricted cash	87	(1,154)	(565)
Cash, cash equivalents and restricted cash at beginning of period	3,145	4,299	4,864
Cash, cash equivalents and restricted cash at end of period	$3,232	$3,145	$4,299
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$398	$749	$1,548
Interest expense paid	$548	$305	$261
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2020	1,303,927	$13	$963	$(2,008)	$(1,243)	$(2,275)
Net earnings				6,541		6,541
Other comprehensive income, net of taxes					998	998
Comprehensive income						7,539
Issuance of common stock in connection with employee stock plans and other	11,896		(45)			(45)
Repurchases of common stock (Note 12)	(223,618)	(2)	(188)	(6,065)		(6,255)
Cash dividends ($0.78 per common share)				(938)		(938)
Stock-based compensation expense			330			330
Balance October 31, 2021	1,092,205	11	1,060	(2,470)	(245)	(1,644)
Net earnings				3,132		3,132
Other comprehensive income, net of taxes					530	530
Comprehensive income						3,662
Issuance of common stock in connection with employee stock plans and other	11,951		(111)			(111)
Repurchases of common stock (Note 12)	(124,287)	(1)	(129)	(4,117)		(4,247)
Cash dividends ($1.00 per common share)				(1,037)		(1,037)
Stock-based compensation expense			343			343
Business acquisitions			9			9
Balance October 31, 2022	979,869	10	1,172	(4,492)	285	(3,025)
Net earnings				3,263		3,263
Other comprehensive loss, net of taxes					(508)	(508)
Comprehensive income						2,755
Issuance of common stock in connection with employee stock plans and other	12,537		(100)			(100)
Repurchases of common stock (Note 12)	(3,624)		(5)	(95)		(100)
Cash dividends ($1.05 per common share)				(1,037)		(1,037)
Stock-based compensation expense			438			438
Balance October 31, 2023	988,782	$10	$1,505	$(2,361)	$(223)	$(1,069)
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
Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (“FASB”) issued guidance that enhances the transparency of government assistance received and accounted for by applying a grant or contribution model by analogy. This guidance requires annual disclosure of government assistance including the types of assistance received, an entity’s accounting for the assistance, the effect of the assistance on the entity’s financial statements and significant terms and conditions of such assistance. HP adopted this guidance as of and for the fiscal year ended October 31, 2023 using a prospective approach. Adoption of this guidance did not have a material impact on our consolidated financial statement disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In September 2022, the FASB issued guidance that enhances the transparency about the use of supplier finance programs. Under the new guidance, companies that use a supplier finance program in connection with the purchase of goods or services will be required to disclose information about the program to allow users of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. HP will adopt this guidance in the first quarter of fiscal year 2024, except for the disclosure on roll forward information which will be adopted in the fiscal year 2025, in line with the effective adoption dates prescribed by the FASB. The adoption of this new guidance will result in increased disclosures in the notes to our Consolidated Financial Statements.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
4. Allocate the transaction price to performance obligations in the contract - When a sales arrangement contains multiple performance obligations, such as hardware and/or services, HP allocates revenue to each performance obligation in proportion to their selling price. The selling price for each performance obligation is based on its Standalone Selling Price (“SSP”). HP establishes SSP using the price charged for a performance obligation when sold separately (“observable price”) and, in some instances, using the price established by management having the relevant authority. When observable price is not available, HP establishes SSP maximizing the use of observable inputs based on management judgment while considering internal factors such as historical discounting trends for products and services, pricing practices and other observable factors.
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
Leases

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Advertising cost
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Such costs totaled approximately $611 million, $696 million and $829 million in fiscal years 2023, 2022 and 2021, respectively.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors’ and resellers’ aggregated business deteriorates substantially, HP’s operating results could be adversely affected. The ten largest distributor and reseller receivable balances, which were concentrated primarily in North America and Europe, collectively represented approximately 41% and 52% of gross accounts receivable as of October 31, 2023 and 2022, respectively. One customer TD Synnex Corp accounted for 13.2% of gross accounts receivable as of October 31, 2023. Two customers, TD Synnex Corp and Ingram Micro Inc., accounted for 13.8% and 10.4%, respectively, of gross accounts receivable as of October 31, 2022. Credit risk with respect to other accounts receivable is generally diversified due to HP’s large customer base and their dispersion across many different industries and geographic markets. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances.
HP utilizes outsourced manufacturers around the world to manufacture HP-designed products. HP may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 58% and 89% of HP’s supplier receivables of $0.3 billion as of both October 31, 2023 and 2022, respectively. HP includes the supplier receivables in Other current assets in the Consolidated Balance Sheets on a gross basis. HP’s credit risk associated with these receivables is mitigated wholly or in part, by the amount HP owes to these outsourced manufacturers, as HP generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. HP does not reflect the sale of these components in net revenue and does not recognize any profit on these component sales until the related products are sold by HP, at which time any profit is recognized as a reduction to cost of revenue.
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
Inventory
HP records inventory at the lower of cost or market (net realizable value) on a first-in, first-out basis. Cost is computed using standard cost which approximates actual cost. Adjustments, if required, to reduce the cost of inventory to market are made for estimated excess, obsolete or impaired balances after considering judgments related to future demand and market conditions.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Goodwill
HP reviews goodwill for impairment annually during its fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. HP can elect to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or directly perform the quantitative impairment test. Based on the qualitative assessment, if HP determines that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, a quantitative impairment test will be performed.
In the quantitative impairment test, HP compares the fair value of each reporting unit to its carrying amount with the fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Under the income approach, HP estimates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. Under the market approach, HP estimates fair value based on market multiples of earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. HP weights the fair value derived from the market approach depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, HP estimates the fair value of a reporting unit using only the income approach.
In order to assess the reasonableness of the estimated fair value of HP’s reporting units, HP compares the aggregate reporting unit fair value to HP’s market capitalization on an overall basis and calculates an implied control premium (the excess of the sum of the reporting units’ fair value over HP’s market capitalization on an overall basis). HP evaluates the control premium by comparing it to observable control premiums from recent comparable transactions. If the implied control premium is not reasonable compared to these recent transactions, HP re-evaluates its reporting unit fair values, which may result in an adjustment to the discount rate and/or other assumptions. This re-evaluation could result in a change to the estimated fair value for certain or all reporting units.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Derivatives
HP uses derivative instruments, primarily forward contracts, option contracts, interest rate swaps, total return swaps, treasury rate locks and forward starting swaps to hedge certain foreign currency, interest rate and, return on certain investment exposures. HP also may use other derivative instruments not designated as hedges, such as forwards used to hedge foreign currency balance sheet exposures. HP does not use derivative instruments for speculative purposes. See Note 10, “Financial Instruments” for a full description of HP’s derivative instrument activities and related accounting policies.
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
Printing groups its global business capabilities into the following business units when reporting business performance:
•Commercial Printing consists of office printing solutions, graphics solutions and 3D printing and personalization, excluding supplies;
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	For the fiscal years ended October 31
	2023	2022	2021
	In millions
Net revenue:
Commercial PS	$24,712	$29,616	$26,822
Consumer PS	10,972	14,395	16,510
Personal Systems	35,684	44,011	43,332
Supplies	11,452	11,761	12,632
Commercial Printing	4,183	4,225	4,209
Consumer Printing	2,394	2,916	3,287
Printing	18,029	18,902	20,128
Corporate Investments	7	2	3
Total segment net revenue	53,720	62,915	63,463
Other	(2)	(5)	(3)
Total net revenue	$53,718	$62,910	$63,460

Earnings before taxes:
Personal Systems	$2,129	$2,761	$3,152
Printing	3,399	3,619	3,647
Corporate Investments	(142)	(230)	(96)
Total segment earnings from operations	$5,386	$6,150	$6,703
Corporate and unallocated costs and other	(375)	(461)	(541)
Stock-based compensation expense	(438)	(343)	(330)
Restructuring and other charges	(527)	(218)	(251)
Acquisition and divestiture charges	(240)	(318)	(68)
Amortization of intangible assets	(350)	(228)	(154)
Russia exit charges	—	(23)	—
Interest and other, net	(519)	(235)	2,209
Total earnings before taxes	$2,937	$4,324	$7,568

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Segment Assets
HP allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to HP consolidated assets were as follows:

	As of October 31
	2023	2022
	In millions
Personal Systems	$18,791	$19,633
Printing	15,955	14,507
Corporate Investments	176	191
Corporate and unallocated assets	2,082	4,163
Total assets	$37,004	$38,494
Major Customers
No single customer represented 10% or more of HP’s net revenue in any fiscal year presented.
Geographic Information
Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2023, 2022 and 2021, other than the United States, no country represented more than 10% of HP net revenue.
Net revenue by country was as follows:

	For the fiscal years ended October 31
	2023	2022	2021
		In millions
United States	$18,829	$21,626	$22,420
Other countries	34,889	41,284	41,040
Total net revenue	$53,718	$62,910	$63,460

Net property, plant and equipment by country in which HP operates was as follows:

	As of October 31
	2023	2022
	In millions
United States	$1,351	$1,264
Singapore	341	329
South Korea	307	320
Malaysia	287	265
Other countries	541	596
Total property, plant and equipment, net	$2,827	$2,774

No single country other than those represented above exceeds 10% or more of HP’s total net property, plant and equipment in any fiscal year presented.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring and Other Charges

Summary of Restructuring Plans

HP’s restructuring activities in fiscal years 2023, 2022 and 2021 summarized by plan were as follows:

	Fiscal 2023 Plan			Other prior year plans(1)	Total
	Severance and EER		Non-labor
	In millions
Accrued balance as of October 31, 2020	$—		$—	$77	$77
Charges	—		—	229	229
Cash payments	—		—	(182)	(182)
Non-cash and other adjustments	—		—	(34)	(34)
Accrued balance as of October 31, 2021	—		—	90	90
Charges	—		—	193	193
Cash payments	—		—	(217)	(217)
Non-cash and other adjustments	—		—	(34)	(34)
Accrued balance as of October 31, 2022	—		—	32	32
Charges	402		41	1	444
Cash payments	(172)		(15)	(35)	(222)
Non-cash and other adjustments	(142)	(2)	(8)	4	(146)
Accrued balance as of October 31, 2023	$88		$18	$2	$108
Total costs incurred to date as of October 31, 2023	$402		$41	$866	$1,309

Reflected in Consolidated Balance Sheets:
Other current liabilities	$88		$6	$2	$96
Other non-current liabilities	$—		$12	$—	$12
(1)    Primarily includes the fiscal 2020 plan along with other legacy plans, all of which are substantially complete. HP does not expect any further material activity associated with these plans.
(2)    Includes reclassification of liability related to the Enhanced Early Retirement (“EER”) plan of $139 for certain healthcare and medical savings account benefits to pension and post-retirement plans. See Note 4 “Retirement and Post-Retirement Benefit Plans” for further information.
Fiscal 2023 Plan
On November 18, 2022, HP’s Board of Directors approved the Future Ready Plan (the “Fiscal 2023 Plan”) intended to enable digital transformation, portfolio optimization and operational efficiency which HP expects will be implemented through fiscal 2025. HP expects to reduce global headcount by approximately 4,000 to 6,000 employees. HP estimates that it will incur pre-tax charges of approximately $1.0 billion, of which approximately $0.7 billion primarily in labor costs related to workforce reductions and the remaining costs will relate to non-labor actions and other charges.
Other charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts and transformation program management costs, and are distinct from ongoing operational costs. These costs primarily relate to third-party professional services and other non-recurring costs. HP incurred $83 million, $25 million and $22 million of other charges in fiscal year 2023, 2022 and 2021, respectively.

Note 4: Retirement and Post-Retirement Benefit Plans
Defined Benefit Plans
HP sponsors a number of defined benefit pension plans worldwide. The most significant defined benefit plan, the HP Inc. Pension Plan (“Pension Plan”) is a frozen plan in the United States.
HP reduces the benefit payable to certain U.S. employees under the Pension Plan for service before 1993, if any, by any amounts due to the employee under HP’s frozen defined contribution Deferred Profit-Sharing Plan (“DPSP”). At October 31, 2023 and 2022,

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
the fair value of plan assets of the DPSP was $311 million and $366 million, respectively. The DPSP obligations are equal to the plan assets and are recognized as an offset to the Pension Plan when HP calculates its defined benefit pension cost and obligations.
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
Defined Contribution Plans
HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $131 million in fiscal year 2023, $119 million in fiscal year 2022 and $112 million in fiscal year 2021.
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
Pension and Post-Retirement Benefit Expense
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Statements of Earnings were as follows:

	For the fiscal years ended October 31
	2023	2022	2021	2023	2022	2021	2023	2022	2021
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$—	$—	$—	$39	$56	$67	$1	$1	$1
Interest cost	217	161	281	41	22	18	15	8	9
Expected return on plan assets	(258)	(298)	(475)	(53)	(48)	(49)	(14)	(9)	(24)
Amortization and deferrals:
Actuarial loss (gain)	18	5	50	4	36	52	(16)	(15)	(16)
Prior service cost (credit)	—	—	—	5	5	5	(11)	(11)	(11)
Net periodic benefit (credit) cost	(23)	(132)	(144)	36	71	93	(25)	(26)	(41)
Settlement (gain) loss	—	—	(37)	—	—	1	—	—	—
Special termination benefit cost	105	—	—	—	—	—	34	—	—
Total periodic benefit (credit) cost	$82	$(132)	$(181)	$36	$71	$94	$9	$(26)	$(41)
The components of net periodic benefit (credit) cost other than the service cost component are included in Interest and other, net in our Consolidated Statements of Earnings.
The weighted-average assumptions used to calculate the total periodic benefit (credit) cost were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	For the fiscal years ended October 31
	2023	2022	2021	2023	2022	2021	2023	2022	2021
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate	5.7%	2.9%	2.8%	3.5%	1.3%	1.1%	5.6%	2.5%	2.3%
Expected increase in compensation levels	2.0%	2.0%	2.0%	3.0%	2.6%	2.4%	—%	—%	—%
Expected long-term return on plan assets	6.4%	5.1%	5.0%	5.4%	4.3%	4.4%	3.3%	2.0%	5.0%
Guaranteed interest crediting rate	5.0%	5.0%	5.0%	2.6%	2.6%	2.6%	4.2%	2.9%	2.9%
Funded Status
The funded status of the defined benefit and post-retirement benefit plans was as follows:

	As of October 31
	2023	2022	2023	2022	2023	2022
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value of assets — beginning of year	$4,170	$6,060	$907	$1,211	$383	$457
Actual return on plan assets	(67)	(1,711)	8	(131)	17	(49)
Employer contributions	27	29	36	34	4	3
Participant contributions	—	—	17	19	32	39
Benefits paid	(274)	(204)	(38)	(21)	(54)	(67)
Settlement	(3)	(4)	(33)	(62)	—	—
Currency impact	—	—	62	(143)	—	—
Fair value of assets — end of year	$3,853	$4,170	$959	$907	$382	$383
Change in benefits obligation
Projected benefit obligation — beginning of year	$3,969	$5,740	$1,145	$1,726	$274	$354
Acquisition of plan	—	—	—	11	—	—
Service cost	—	—	39	56	1	1
Interest cost	217	161	41	22	15	8
Participant contributions	—	—	17	19	32	39
Actuarial gain	(160)	(1,724)	(71)	(420)	(3)	(61)
Benefits paid	(274)	(204)	(38)	(21)	(54)	(67)
Plan amendments	—	—	4	(5)	—	—
Curtailment	—	—	—	—	—	—
Settlement	(3)	(4)	(33)	(62)	—	—
Special termination benefit cost	105	—	—	—	34	—
Currency impact	—	—	81	(181)	—	—
Projected benefit obligation — end of year	$3,854	$3,969	$1,185	$1,145	$299	$274
Funded status at end of year	$(1)	$201	$(226)	$(238)	$83	$109
Accumulated benefit obligation	$3,854	$3,969	$1,088	$1,035

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The cumulative net actuarial losses for our defined pension plans and retiree welfare plans increased year over year. The increase in losses is primarily due to lower than expected returns on assets and plan experience. These loss increases were partially offset by gains due to increases in discount rates and lump sum interest rates and other assumption changes.
The weighted-average assumptions used to calculate the projected benefit obligations for the fiscal years ended October 31, 2023 and 2022 were as follows:

	For the fiscal years ended October 31
	2023	2022	2023	2022	2023	2022
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	6.2%	5.7%	3.9%	3.5%	6.0%	5.6%
Expected increase in compensation levels	2.0%	2.0%	3.0%	3.0%	—%	—%
Guaranteed interest crediting rate	5.5%	5.0%	2.6%	2.6%	5.4%	4.2%
The net amounts of non-current assets and current and non-current liabilities for HP’s defined benefit and post-retirement benefit plans recognized on HP’s Consolidated Balance Sheet were as follows:

	As of October 31
	2023	2022	2023	2022	2023	2022
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Other non-current assets	$266	$490	$40	$38	$87	$114
Other current liabilities	(31)	(32)	(22)	(9)	(3)	(4)
Other non-current liabilities	(236)	(257)	(244)	(267)	(1)	(1)
Funded status at end of year	$(1)	$201	$(226)	$(238)	$83	$109
The following table summarizes the pre-tax net actuarial loss (gain) and prior service cost (credit) recognized in Accumulated other comprehensive income (loss) for the defined benefit and post-retirement benefit plans.

	As of October 31, 2023
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$556	$14	$(181)
Prior service cost (credit)	—	44	(57)
Total recognized in Accumulated other comprehensive income (loss)	$556	$58	$(238)

Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2023	2022	2023	2022
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$—	$—	$780	$728
Aggregate projected benefit obligation	$267	$289	$1,052	$996

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2023	2022	2023	2022
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$—	$—	$563	$538
Aggregate accumulated benefit obligation	$267	$289	$758	$733

Fair Value of Plan Assets
The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2023. Refer to Note 9, “Fair Value” for details on fair value hierarchy. Certain investments that are measured at fair value using the Net Asset Value (“NAV”) per share as a practical expedient have not been categorized in the fair value hierarchy.  The fair value amounts presented in this table provide a reconciliation of the fair value hierarchy to the total value of plan assets.

	As of October 31, 2023
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset category:
Equity securities(1)	$1	$28	$—	$29	$8	$92	$—	$100	$—	$—	$—	$—
Debt securities(2)
Corporate	—	1,855	—	1,855	—	17	—	17	—	214	—	214
Government	—	1,208	—	1,208	—	55	—	55	—	100	—	100
Insurance contracts	—	—	—	—	—	67	—	67	—	—	—	—
Common collective trusts and 103-12 Investment entities(3)	—	—	—	—	—	8	—	8	—	—	—	—
Investment funds(4)	10	—	—	10	—	292	—	292	67		—	67
Cash and cash equivalents(5)	41	31	—	72	21	1	—	22	(1)	—	—	(1)
Other(6)	(109)	(147)	—	(256)	—	89	—	89	—		—	—
Net plan assets subject to leveling	$(57)	$2,975	$—	$2,918	$29	$621	$—	$650	$66	$314	$—	$380

Investments using NAV as a practical expedient(7)				935				309				2
Investments at fair value				$3,853				$959				$382

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
     The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2022.

	As of October 31, 2022
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset category:
Equity securities(1)	$14	$37	$—	$51	$7	$82	$—	$89	$—	$—	$—	$—
Debt securities(2)
Corporate	—	1,949	—	1,949	—	13	—	13	—	214	—	214
Government	—	1,418	—	1,418	—	43	—	43	—	108	—	108
Real estate funds	—	—	—	—	1	16	—	17	—	—	—	—
Insurance contracts	—	—	—	—	—	72	—	72	—	—	—	—
Common collective trusts and 103-12 Investment entities(3)	—	—	—	—	—	7	—	7	—	—	—	—
Investment funds(4)	13	—	—	13	—	260	—	260	68	—	—	68
Cash and cash equivalents(5)	40	54	—	94	37	—	—	37	(5)	—	—	(5)
Other(6)	(264)	(230)	—	(494)	11	75	—	86	(2)	—	—	(2)
Net plan assets subject to leveling	$(197)	$3,228	$—	$3,031	$56	$568	$—	$624	$61	$322	$—	$383

Investments using NAV as a practical expedient(7)				1,139				283				—
Investments at fair value				$4,170				$907				$383
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 Plan Asset Allocations
Refer to the fair value hierarchy table above for actual assets allocations across the benefit plans. The weighted-average target asset allocations across the benefit plans represented in the fair value tables above were as follows:

	2023 Target Allocation
Asset Category	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
Equity-related investments	14.0%	34.9%	—%
Debt securities	86.0%	30.6%	96.2%
Real estate	—%	13.0%	—%
Cash and cash equivalents	—%	3.9%	3.8%
Other	—%	17.6%	—%
Total	100.0%	100.0%	100.0%
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
Retirement Incentive Program
As part of the Fiscal 2023 Plan, HP announced a voluntary EER program for its U.S. employees in January 2023. Voluntary participation in the EER program was limited to employees at least 55 years old with 10 or more years of service at HP. Employees accepted into the EER program left HP on dates ranging from March 15, 2023 to October 31, 2023. The U.S. defined benefit pension plan was amended to provide that the EER benefit will be paid from the plan for eligible electing EER participants. The retirement incentive benefit is calculated as a lump sum based on years of service at HP at the time of retirement, ranging from 20 to 52 weeks of pay. As a result of this retirement incentive, HP recognized a special termination benefit (“STB”) expense of $105 million for the year ended October 31, 2023 as a restructuring charge. This expense is the present value of all additional benefits that HP will distribute from the pension plan assets.
All employees participating in the EER program were offered the opportunity to continue health care coverage at the active employee contribution rates for up to 36 months following retirement, but not beyond age 65 when Medicare is available. In addition, HP is providing up to $12,000 in employer credits under the Retirement Medical Savings Account program. HP recognized an additional STB expense of $34 million as restructuring and other charges for the year ended October 31, 2023 for the health care incentives.
Future Contributions and Funding Policy
In fiscal year 2024, HP expects to contribute approximately $45 million to its non-U.S. pension plans, $31 million to cover benefit payments to U.S. non-qualified plan participants and $3 million to cover benefit claims for HP’s post-retirement benefit plans.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
Estimated Future Benefits Payments
As of October 31, 2023, HP estimates that the future benefits payments for the retirement and post-retirement plans are as follows:

Fiscal year	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2024	$326	$72	$39
2025	337	52	37
2026	338	55	32
2027	340	59	27
2028	343	46	26
Next five fiscal years to October 31, 2033	1,597	370	126

Note 5: Stock-Based Compensation
HP’s stock-based compensation plans include incentive compensation plans and an employee stock purchase plan.
Stock-Based Compensation Expense and Related Income Tax Benefits for Operations
Stock-based compensation expense and the resulting tax benefits for operations were as follows:

	For the fiscal years ended October 31
	2023	2022	2021
	In millions
Stock-based compensation expense	$438	$343	$330
Income tax benefit	(72)	(59)	(52)
Stock-based compensation expense, net of tax	$366	$284	$278
Cash received from option exercises under the HP Inc 2004 Stock Incentive Plan, as amended and restated, and ESPP purchases under the HP Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP”) and HP Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was $51 million in fiscal year 2023, $53 million in fiscal year 2022 and $55 million in fiscal year 2021. The benefit realized for the tax deduction from option exercises in fiscal years 2023, 2022 and 2021 was $2 million, $4 million and $3 million, respectively.
Stock-Based Incentive Compensation Plans
HP’s stock-based incentive compensation plan includes equity plan adopted in 2004, as amended and restated (“principal equity plan”). Stock-based awards granted under the equity plan includes restricted stock awards, stock options and performance-based awards. Employees meeting certain employment qualifications are eligible to receive stock-based awards. The aggregate number of shares of HP’s stock authorized for issuance under the principal equity plan is 623.1 million.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

	For the fiscal years ended October 31
	2023	2022	2021
Expected volatility(1)	44.4%	41.6%	41.0%
Risk-free interest rate(2)	4.0%	1.0%	0.2%
Expected performance period in years(3)	2.9	2.9	2.9
(1)The expected volatility was estimated using the historical volatility derived from HP’s common stock.
(2)The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.
(3)The expected performance period was estimated based on the length of the remaining performance period from the grant date.

A summary of restricted stock units activity is as follows:

	As of October 31
	2023		2022		2021
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Outstanding at beginning of year	28,688	$30	30,197	$23	29,831	$21
Granted(1)	18,500	$31	15,337	$36	15,517	$25
Vested	(15,291)	$29	(14,168)	$22	(13,374)	$21
Forfeited	(1,688)	$31	(2,678)	$25	(1,777)	$22
Outstanding at end of year	30,209	$31	28,688	$30	30,197	$23
The total grant date fair value of restricted stock units vested in fiscal years 2023, 2022 and 2021 was $442 million, $314 million and $278 million, respectively. As of October 31, 2023, total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units was $403 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	For the fiscal years ended October 31
	2023	2022	2021
Weighted-average fair value(1)	$9	$11	$6
Expected volatility(2)	36.9%	34.7%	35.9%
Risk-free interest rate(3)	3.4%	1.5%	1.0%
Expected dividend yield(4)	3.5%	2.7%	3.2%
Expected term in years(5)	5.8	6.0	5.5
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

A summary of stock options activity is as follows:

	As of October 31
	2023				2022				2021
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	6,095	$26			6,367	$21			5,637	$17
Granted	2,180	$28			1,867	$37			2,691	$24
Exercised	(1,071)	$17			(1,364)	$18			(1,843)	$15
Forfeited/cancelled/expired	(325)	$33			(775)	$26			(118)	$18
Outstanding at end of year	6,879	$27	7.4	$19	6,095	$26	7.2	$34	6,367	$21	7.4	$68
Vested and expected to vest	6,527	$27	7.4	$19	5,903	$25	7.2	$34	6,367	$21	7.4	$68
Exercisable	2,636	$20	5.8	$17	2,749	$18	6.0	$26	2,392	$16	5.3	$34
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of fiscal years 2023, 2022 and 2021. The aggregate intrinsic value is the difference between HP’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in fiscal years 2023, 2022 and 2021 was $13 millions, $25 million and $18 million, respectively. The total grant date fair value of options vested in fiscal years 2023, 2022 and 2021 was $10 million, $9 million and $3 million, respectively.
As of October 31, 2023, total unrecognized pre-tax stock-based compensation expense related to stock options was $10 million, which is expected to be recognized over a weighted-average vesting period of 1.4 years.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Shares Reserved
Shares available for future grant and shares reserved for future issuance under the stock-based incentive compensation plans and the 2021 ESPP were as follows:

	As of October 31
	2023	2022	2021
	In thousands
Shares available for future grant	133,033	174,264	170,123
Shares reserved for future issuance	169,503	208,351	205,968

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings
Provision for Taxes
The domestic and foreign components of earnings before taxes were as follows:

	For the fiscal years ended October 31
h	2023	2022	2021
	In millions
U.S.	$650	$1,406	$4,724
Non-U.S.	2,287	2,918	2,844
	$2,937	$4,324	$7,568
The provision for (benefit from) taxes on earnings was as follows:

	For the fiscal years ended October 31
	2023	2022	2021
	In millions
U.S. federal taxes:
Current	$226	$272	$1,112
Deferred	(549)	27	(458)
Non-U.S. taxes:
Current	337	338	420
Deferred	(305)	503	(173)
State taxes:
Current	42	9	78
Deferred	(77)	43	48
	$(326)	$1,192	$1,027

The differences between the U.S. federal statutory income tax rate and HP’s effective tax rate were as follows:

	For the fiscal years ended October 31
	2023	2022	2021
U.S. federal statutory income tax rate from continuing operations	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.7%	1.3%	0.9%
Impact of foreign earnings including GILTI and FDII, net	(1.4)%	(7.9)%	(3.9)%
Valuation allowances	(7.3)%	0.3%	(3.5)%
Uncertain tax positions and audit settlements	3.2%	2.8%	0.9%
Impact of internal reorganization	(27.4)%	9.4%	(1.2)%
Other, net	(0.9)%	0.7%	(0.6)%
	(11.1)%	27.6%	13.6%

The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include Singapore, Malaysia, and Puerto Rico. HP has elected to treat GILTI inclusions as period costs.
In fiscal year 2023, HP recorded $1.1 billion of net income tax benefits related to discrete items in the provision for taxes. This amount included $726 million of tax effects related to internal reorganization, $255 million related to changes in valuation allowances, $101 million related to restructuring charges, $58 million related to the filing of tax returns in various jurisdictions, and $42 million related to acquisition charges. These benefits were partially offset by income tax charges of $60 million related to audit settlements in various jurisdictions, $27 million of uncertain tax position charges, and $25 million related to extinguishment of debt. In fiscal year 2023, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
In fiscal year 2022, HP recorded $456 million of net income tax charges related to discrete items in the provision for taxes. This amount included $649 million of tax effects related to internal reorganization, $107 million of uncertain tax position charges,

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
$55 million related to withholding taxes on undistributed foreign earnings, $51 million related to audit settlements in various jurisdictions and $26 million of other net tax charges. These charges were partially offset by income tax benefits of $189 million related to the filing of tax returns in various jurisdictions, $156 million related to changes in valuation allowances, $44 million related to restructuring charges, and $43 million related to Poly acquisition charges. In fiscal year 2022, HP recorded excess tax benefits of $33 million associated with stock options, restricted stock units and performance-adjusted restricted stock.
In fiscal year 2021, HP recorded $4 million of net income tax charges related to discrete items in the provision for taxes. This amount included income tax charges of $533 million related to the Oracle litigation proceeds and $15 million of uncertain tax position charges. These charges were offset by income tax benefits of $368 million related to changes in valuation allowances, $89 million of tax effects related to internal reorganization, $51 million related to restructuring charges, $16 million related to the filing of tax returns in various jurisdictions, $11 million related to acquisition charges, and $9 million of other net tax benefits. In fiscal year 2021, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2029. The gross income tax benefits attributable to these actions and investments were estimated to be $190 million ($0.19 diluted net EPS) in fiscal year 2023, $313 million ($0.30 diluted net EPS) in fiscal year 2022 and $385 million ($0.32 diluted net EPS) in fiscal year 2021.
Uncertain Tax Positions
A reconciliation of unrecognized tax benefits is as follows:

	For the fiscal years ended October 31
	2023	2022	2021
	In millions
Balance at beginning of year	$1,045	$829	$830
Increases:
For current year’s tax positions	61	26	62
For prior years’ tax positions	186	299	92
Decreases:
For prior years’ tax positions	(35)	(60)	(92)
Statute of limitations expirations	(8)	(5)	(9)
Settlements with taxing authorities	(112)	(44)	(54)
Balance at end of year	$1,137	$1,045	$829

As of October 31, 2023, the amount of gross unrecognized tax benefits was $1.1 billion, of which up to $815 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits increased by $92 million for the twelve months ended October 31, 2023. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Statements of Earnings. As of October 31, 2023, 2022 and 2021, HP had accrued $102 million, $64 million and $70 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $54 million within the next 12 months, affecting HP’s effective tax rate if realized.
HP is subject to income tax in the United States and approximately 60 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The IRS is conducting an audit of HP’s 2018 and 2019 income tax returns.
With respect to major state and foreign tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 2007. No material tax deficiencies have been assessed in major state or foreign tax jurisdictions related to ongoing audits as of October 31, 2023.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
HP has not provided for U.S. federal income and foreign withholding taxes on $5.1 billion of undistributed earnings from non-U.S. operations as of October 31, 2023 because HP intends to reinvest such earnings indefinitely outside of the United States. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
Deferred Income Taxes

The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31
	2023	2022
	In millions
Deferred tax assets:
Loss and credit carryforwards	$7,194	$7,601
Intercompany transactions—excluding inventory	540	799
Fixed assets	110	118
Warranty	124	170
Employee and retiree benefits	232	133
Deferred revenue	250	221
Capitalized research and development	821	654
Operating lease liabilities	242	238
Investment in partnership	703	70
Other	469	352
Gross deferred tax assets	10,685	10,356
Valuation allowances	(6,994)	(7,592)
Total deferred tax assets	3,691	2,764

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(88)	(75)
Right-of-use assets from operating leases	(223)	(227)
Intangible assets	(205)	(261)
Cash flow hedges	(64)	(155)
Total deferred tax liabilities	(580)	(718)
Net deferred tax assets	$3,111	$2,046
Deferred tax assets and liabilities included in the Consolidated Balance Sheets as follows:

	As of October 31
	2023	2022
	In millions
Deferred tax assets	$3,155	$2,167
Deferred tax liabilities	(44)	(121)
Total	$3,111	$2,046

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 As of October 31, 2023, HP had recorded deferred tax assets for net operating loss (“NOL”) carryforwards as follows:

	Gross NOLs	Deferred Taxes on NOLs	Valuation allowance	Initial Year of Expiration
	In millions
Federal	$73	$15	$(4)	2024
State	2,313	138	(47)	2024
Foreign	24,925	6,895	(6,494)	2028
Balance at end of year	$27,311	$7,048	$(6,545)

As of October 31, 2023, HP had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
Tax credits in state and foreign jurisdictions	$324	$(51)	2024
Balance at end of year	$324	$(51)

Deferred Tax Asset Valuation Allowance

The deferred tax asset valuation allowance and changes were as follows:

	For the fiscal years ended October 31
	2023	2022	2021
	In millions
Balance at beginning of year	$7,592	$7,749	$7,951
Income tax (benefit) expense	(650)	(274)	(168)
Goodwill, other comprehensive loss (income), currency translation and charges to other accounts	52	117	(34)
Balance at end of year	$6,994	$7,592	$7,749

Gross deferred tax assets as of October 31, 2023, 2022, and 2021 were reduced by valuation allowances of $7.0 billion, $7.6 billion and $7.7 billion, respectively. In fiscal year 2023, the deferred tax asset valuation allowance decreased by $598 million primarily due to internal reorganization impacting foreign net operating losses and U.S. deferred tax assets that are anticipated to be realized at a lower effective rate than the federal statutory rate. In fiscal year 2022, the deferred tax asset valuation allowance decreased by $157 million primarily due to foreign net operating losses, U.S. deferred tax assets that are anticipated to be realized at a lower effective tax rate than the federal statutory tax rate, and the impact of the acquisition of Poly on the company’s deferred tax assets. In fiscal year 2021, the deferred tax asset valuation allowance decreased by $202 million primarily due to foreign net operating losses and U.S. deferred tax assets that are anticipated to be realized at a lower effective rate due to certain future U.S. international tax reform implications.

HP INC. AND SUBSIDIARIES
4Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information
Cash, cash equivalents and restricted cash

	As of October 31
	2023	2022
	In millions
Cash and cash equivalents	$3,107	$3,145
Restricted cash(1)	125	—
	$3,232	$3,145
(1) Restricted Cash is related to amounts collected and held on behalf of a third party for trade receivables previously sold.

Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

	For the fiscal years ended October 31
	2023	2022	2021
	In millions
Balance at beginning of period	$107	$111	$122
Current-period allowance for credit losses	(2)	7	5
Deductions, net of recoveries	(12)	(11)	(16)
Balance at end of period	$93	$107	$111
HP utilizes certain third-party arrangements in the normal course of business as part of HPs cash and liquidity management and also to provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the Consolidated Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Balance Sheets. The recourse obligations as of October 31, 2023 and 2022 were not material.
The following is a summary of the activity under these arrangements:

	For the fiscal years ended October 31
	2023	2022	2021
	In millions
Balance at beginning of year (1)	$185	$131	$188
Trade receivables sold	13,391	12,028	11,976
Cash receipts	(13,449)	(11,942)	(12,035)
Foreign currency and other	14	(32)	2
Balance at end of year (1)	$141	$185	$131
(1) Amounts outstanding from third parties reported in Accounts Receivable in the Consolidated Balance Sheets.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Inventory

	As of October 31
	2023	2022
	In millions
Finished goods	$3,930	$4,885
Purchased parts and fabricated assemblies	2,932	2,729
	$6,862	$7,614

Other Current Assets

	As of October 31
	2023	2022
	In millions
Prepaid and other current assets	$1,445	$2,086
Supplier and other receivables	1,349	1,377
Value-added taxes receivable	852	968
	$3,646	$4,431

Property, Plant and Equipment, Net

	As of October 31
	2023	2022
	In millions
Land, buildings and leasehold improvements	$2,332	$2,255
Machinery and equipment, including equipment held for lease	5,384	5,337
	7,716	7,592
Accumulated depreciation	(4,889)	(4,818)
	$2,827	$2,774
Depreciation expense was $491 million, $542 million and $627 million in fiscal years 2023, 2022 and 2021, respectively.
Other Non-Current Assets

	As of October 31
	2023	2022
	In millions
Deferred tax assets(1)	$3,155	$2,167
Intangible assets(2)	1,593	1,933
Right-of-use assets(3)	1,188	1,236
Deposits and prepaid	427	474
Prepaid pension and post-retirement benefit assets(4)	393	642
Other	853	991
	$7,609	$7,443
(1)See Note 6, “Taxes on Earnings” for detailed information.
(2)See Note 8, “Goodwill and Intangible Assets” for detailed information.
(3)See Note 17, “Leases” for detailed information.
(4)See Note 4, “Retirement and Post-Retirement Benefit Plans” for detailed information.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Other Current Liabilities

	As of October 31
	2023	2022
	In millions
Sales and marketing programs	$3,053	$2,984
Deferred revenue	1,424	1,393
Employee compensation and benefit	1,046	954
Other accrued taxes	994	1,064
Warranty	569	619
Operating lease liabilities(1)	430	405
Tax liability	217	286
Other	2,479	2,963
	$10,212	$10,668
(1)See Note 17, “Leases” for detailed information.

Other Non-Current Liabilities

	As of October 31
	2023	2022
	In millions
Deferred revenue	$1,324	$1,171
Tax liability	904	911
Operating lease liabilities(1)	825	875
Pension, post-retirement, and post-employment liabilities(2)	545	600
Deferred tax liability	44	121
Other	689	856
	$4,331	$4,534
(1)See Note 17, “Leases” for detailed information.
(2)See Note 4, “Retirement and Post-Retirement Benefit Plans” for detailed information.

Interest and Other, Net

	For the fiscal years ended October 31
	2023	2022	2021
	In millions
Interest expense on borrowings	$(548)	$(359)	$(254)
Factoring costs(1)	(136)	—	—
Net gain (loss) on debt extinguishment	107	—	(16)
Non-operating retirement-related credits	51	144	160
Oracle litigation proceeds	—	—	2,304
Defined benefit plan settlement gains (charges)	—	—	37
Tax indemnifications	—	(1)	—
Other, net	7	(19)	(22)
	$(519)	$(235)	$2,209
(1)Factoring costs for fiscal year 2022 and 2021 were included in Selling, general and administrative and were not material.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Net Revenue by Region

	For the fiscal years ended October 31
	2023	2022	2021
	In millions
Americas	$23,095	$26,544	$27,491
Europe, Middle East and Africa	17,819	21,300	22,216
Asia-Pacific and Japan	12,804	15,066	13,753
Total net revenue	$53,718	$62,910	$63,460

Value of Remaining Performance Obligations
As of October 31, 2023, the estimated value of transaction price allocated to remaining performance obligations was $3.7 billion. HP expects to recognize approximately $1.7 billion of the unearned amount in next 12 months and $2.0 billion thereafter.
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
Costs of Obtaining Contracts and Fulfillment Cost
As of October 31, 2023, deferred contract fulfillment and acquisition costs balances were $35 million and $44 million, respectively, included in Other Current Assets and Other Non-Current Assets in the Consolidated Balance Sheets. During the fiscal year ended October 31, 2023, the Company amortized $88 million of these costs.
As of October 31, 2022, deferred contract fulfillment and acquisition costs balances were $34 million and $34 million, respectively, included in Other Current Assets and Other Non-Current Assets in the Consolidated Balance Sheets. During the fiscal year ended October 31, 2022, the Company amortized $129 million of these costs.
Contract Liabilities
As of October 31, 2023 and 2022, HP’s contract liabilities balances were $2.7 billion and $2.5 billion, respectively, included in Other Current Liabilities and Other Non-Current Liabilities in the Consolidated Balance Sheets.
The increase in the contract liabilities balance for the fiscal year 2023 was primarily driven by sales of fixed-price support and maintenance services partially offset by $1.3 billion of revenue recognized that were included in the contract liabilities balance as of October 31, 2022.
As of October 31, 2022 and 2021, HP’s contract liabilities balances were $2.5 billion and $2.3 billion, respectively, included in Other Current Liabilities and Other Non-Current Liabilities in the Consolidated Balance Sheets.
The increase in the contract liabilities balance for the fiscal year 2022 was primarily driven by sales of fixed-price support and maintenance services and Poly acquisition, partially offset by $1.1 billion of revenue recognized that were included in the contract liabilities balance as of October 31, 2021.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8: Goodwill and Intangible Assets
Goodwill allocated to HP’s reportable segments and changes in the carrying amount of goodwill were as follows:

	Personal Systems	Printing	Corporate Investments	Total
	In millions
Balance at October 31, 2021(1)	$2,905	$3,796	$102	$6,803
Acquisitions/adjustments	1,790	—	16	1,806
Foreign currency translation	—	(68)	—	(68)
Balance at October 31, 2022(1)	4,695	3,728	118	8,541
Acquisitions/adjustments	27	4	—	31
Foreign currency translation	—	19	—	19
Balance at October 31, 2023(1)	$4,722	$3,751	$118	$8,591
(1)Goodwill is net of accumulated impairment losses of $0.8 billion related to Corporate Investments recorded in fiscal year 2011.
Goodwill is tested for impairment at the reporting unit level. As of October 31, 2023, our reporting units are consistent with the reportable segments identified in Note 2, “Segment Information”. In the fourth quarter of fiscal 2023, HP performed a quantitative test as of August 1, 2023 and concluded that there was no goodwill impairment. There were no goodwill impairments in fiscal years 2022 and 2021. Personal Systems had a negative carrying amount of net assets as of October 31, 2023, 2022 and 2021 primarily as a result of a favorable cash conversion cycle.
Intangible Assets
HP’s acquired intangible assets were composed of:

	As of October 31, 2023			As of October 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$827	$369	$458	$815	$283	$532
Technology and patents	1,763	785	978	1,763	551	1,212
Trade name and trademarks	215	58	157	214	25	189
Total intangible assets	$2,805	$1,212	$1,593	$2,792	$859	$1,933

As of October 31, 2023, estimated future amortization expense related to intangible assets was as follows:

Fiscal year	In millions
2024	$317
2025	247
2026	238
2027	233
2028	182
Thereafter	376
Total	$1,593

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2023				As of October 31, 2022
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents
Corporate debt	$—	$589	$—	$589	$—	$904	$—	$904
Government debt(1)	1,900	—	—	1,900	1,289	—	—	1,289
Available-for-Sale Investments
Financial institution instruments	—	3	—	3	—	5	—	5
Marketable securities and mutual funds	33	45	—	78	17	41	—	58
Derivative Instruments
Foreign currency contracts	—	489	—	489	—	1,088	—	1,088
Other derivatives	—	—	—	—	—	2	—	2
Total assets	$1,933	$1,126	$—	$3,059	$1,306	$2,040	$—	$3,346
Liabilities:
Derivative Instruments
Interest rate contracts	$—	$58	$—	$58	$—	$78	$—	$78
Foreign currency contracts	—	212	—	212	—	295	—	295
Other derivatives	—	2	—	2	—	1	—	1
Total liabilities	$—	$272	$—	$272	$—	$374	$—	$374
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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $8.5 billion as compared to its carrying amount of $9.5 billion at October 31, 2023. The fair value of HP’s short- and long-term debt was $9.6 billion as compared to its carrying value of $11.0 billion at October 31, 2022. If measured at fair value in the Consolidated Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of October 31, 2023				As of October 31, 2022
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$589	$—	$—	$589	$904	$—	$—	$904
Government debt	1,900	—	—	1,900	1,289	—	—	1,289
Total cash equivalents	2,489	—	—	2,489	2,193	—	—	2,193
Available-for-Sale Investments:
Financial institution instruments	3	—	—	3	5	—	—	5
Marketable securities and mutual funds	40	38	—	78	50	8	—	58
Total available-for-sale investments	43	38	—	81	55	8	—	63
Total cash equivalents and available-for-sale investments	$2,532	$38	$—	$2,570	$2,248	$8	$—	$2,256
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2023 and 2022, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $67 million in fiscal year 2023, $46 million in fiscal year 2022, and $31 million in fiscal year 2021. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2023
	Amortized Cost	Fair Value
	In millions
Due in one year	$3	$3

Non-marketable equity securities in privately held companies are included in Other non-current assets in the Consolidated Balance Sheets. These amounted to $111 million and $110 million as of October 31, 2023 and 2022, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded in the fiscal year 2023.
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
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The Company includes gross collateral posted and received in

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

other current assets and other current liabilities in the Consolidated Balance Sheets, respectively. The fair value of derivatives with credit contingent features in a net liability position was $91 million and $82 million as of October 31, 2023 and 2022, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of October 31, 2023 and 2022.
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
During fiscal 2023 and 2022, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Balance Sheets were as follows:

	As of October 31, 2023					As of October 31, 2022
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$—	$—	$58	$750	$—	$—	$—	$78
Cash flow hedges:
Foreign currency contracts	15,278	410	70	147	52	16,014	820	256	206	72
Total derivatives designated as hedging instruments	16,028	410	70	147	110	16,764	820	256	206	150
Derivatives not designated as hedging instruments
Foreign currency contracts	4,446	9	—	13	—	4,554	12	—	17	—
Other derivatives	125	—	—	2	—	122	2	—	1	—
Total derivatives not designated as hedging instruments	4,571	9	—	15	—	4,676	14	—	18	—
Total derivatives	$20,599	$419	$70	$162	$110	$21,440	$834	$256	$224	$150

Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of October 31, 2023 and 2022, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Derivatives	Financial Collateral		Net Amount
	In millions
As of October 31, 2023
Derivative assets	$489	$—	$489	$178	$291	(1)	$20
Derivative liabilities	$272	$—	$272	$178	$89	(2)	$5
As of October 31, 2022
Derivative assets	$1,090	$—	$1,090	$290	$616	(1)	$184
Derivative liabilities	$374	$—	$374	$290	$86	(2)	$(2)
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
Effect of Derivative Instruments in the Consolidated Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Derivative Instrument	Hedged Item	Location	For the fiscal years ended October 31	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Interest rate contracts	Fixed-rate debt	Interest and other, net	2023	$(519)	$20	$(20)
			2022	$(235)	$(62)	$62
			2021	$2,209	$(17)	$17
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive income (loss) was as follows:

	For the fiscal years ended October 31
	2023	2022	2021
	In millions
Gain/(loss) recognized in Accumulated other comprehensive income (loss) on derivatives:
Foreign currency contracts	$(427)	$1,456	$(117)
Interest rate contracts	$—	$85	$(15)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Total amounts of income/ (expense) line items in the statement of financial performance in which the effects of cash flow hedges are recorded			Gain/ (loss) reclassified from Accumulated other comprehensive loss into earnings
	For the fiscal years ended October 31			For the fiscal years ended October 31
	2023	2022	2021	2023	2022	2021
	In millions			In millions
Net revenue	$53,718	$62,910	$63,460	$243	$877	$(214)
Cost of revenue	(42,210)	(50,647)	(50,053)	(167)	(101)	(30)
Operating expenses	(8,052)	(7,704)	(8,048)	(4)	(1)	1
Interest and other, net	(519)	(235)	2,209	12	4	—
Total				$84	$779	$(243)
As of October 31, 2023, HP expects to reclassify an estimated accumulated other comprehensive gain of approximately $178 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive income (loss) based on the change of market rate, and therefore could have different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Statements of Earnings for fiscal years 2023, 2022 and 2021 was as follows:

	Gain/(loss) recognized in earnings on derivative instrument
	Location	2023	2022	2021
		In millions
Foreign currency contracts	Interest and other, net	$(65)	$41	$(65)
Other derivatives	Interest and other, net	(3)	(4)	8
Total		$(68)	$37	$(57)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11: Borrowings

Notes Payable and Short-Term Borrowings

	As of October 31
	2023		2022
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Current portion of long-term debt	179	6.0%	165	5.4%
Notes payable to banks, lines of credit and other	51	1.0%	53	0.6%
	$230		$218
Long-Term Debt

	As of October 31
	2023	2022
	In millions
U.S. Dollar Global Notes(1)
$1,200 issued at discount to par at a price of 99.863% at 6.0%, due September 2041	1,199	1,199
$1,150 issued at discount to par at a price of 99.769% at 2.2%, due June 2025	1,149	1,149
$1,000 issued at discount to par at a price of 99.718% at 3.0%, due June 2027	999	997
$850 issued at discount to par at a price of 99.790% at 3.4%, due June 2030(4)	503	848
$1,000 issued at discount to par at a price of 99.808% at 1.45%, due June 2026(4)	521	999
$1,000 issued at discount to par at a price of 99.573% at 2.65%, due June 2031(2)	997	996
$1,000 issued at discount to par at a price of 99.767% at 4.00%, due April 2029	999	999
$1,000 issued at discount to par at a price of 99.966% at 4.20%, due April 2032(4)	676	1,000
$900 issued at discount to par at a price of 99.841% at 4.75%, due January 2028	899	899
$1,100 issued at discount to par at a price of 99.725% at 5.50%, due January 2033	1,097	1,097
$500 issued at par at a price of 100% at 4.75%, due March 2029(3)	3	500
	9,042	10,683
Other borrowings at 1.58%-8.30%, due in fiscal years 2024-2031	506	436
Fair value adjustment related to hedged debt	(58)	(78)
Unamortized debt issuance cost	(57)	(80)
Current portion of long-term debt	(179)	(165)
Total long-term debt	$9,254	$10,796
(1)HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt..
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
(3)During the twelve months ended October 31, 2023, HP repurchased or redeemed and settled $497 million of the March 2029 Notes related to the August 2022 Poly acquisition.
(4)During the twelve months ended October 31, 2023, HP repurchased and settled $1.15 billion in aggregate principal amount of various Global Notes.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

As of October 31, 2023, aggregate future maturities of debt at face value (excluding unamortized debt issuance cost of $57 million, discounts on debt issuance of $13 million, and fair value adjustment related to hedged debt of $58 million), including other borrowings were as follows:

Fiscal year	In millions
2024	$230
2025	1,306
2026	631
2027	1,049
2028	913
Thereafter	5,483
Total	$9,612
Extinguishment of Debt
In July 2023, HP commenced and completed a tender offer to purchase approximately $1.15 billion in aggregate principal amount of its outstanding US Dollar 1.45% Global Notes due June 17, 2026, 3.40% Global Notes due June 17, 2030 and 4.20% Global Notes due April 15, 2032. This extinguishment of debt resulted in a net gain of $115 million, which was recorded within Interest and other, net on the Consolidated Statements of Earnings. Additionally during fiscal year 2023, HP repurchased or redeemed and settled $497 million of the March 2029 Notes related to the August 2022 Poly acquisition. This extinguishment of debt resulted in a net loss of $8 million, which was also recorded within Interest and other, net on the Consolidated Statement of Earnings.
Commercial Paper
As of October 31, 2023, HP maintained a U.S. commercial paper program for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. The principal amount outstanding under this program and certain short-term borrowings at any time cannot exceed a $6.0 billion authorization by HP’s Board of Directors. As of October 31, 2023 and October 31, 2022, no commercial paper were outstanding under the program.
Credit Facilities
As of October 31, 2023, HP maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility, which HP entered into on May 26, 2021, and a $1.0 billion senior unsecured committed 364-day revolving credit facility, which HP entered into in March 2023. Commitments under the $5.0 billion revolving credit facility will be available until May 26, 2026 and commitments under the $1.0 billion 364-day revolving credit facility will be available until March 19, 2024. Commitment fees, interest rates and other terms of borrowing under the revolving credit facilities vary based on HP’s external credit ratings and, for the $5.0 billion facility, certain sustainability metrics. Funds borrowed under the revolving credit facilities may be used for general corporate purposes.
As of October 31, 2023, HP was in compliance with the covenants in the credit agreements governing the revolving credit facilities.
Available Borrowing Resources
As of October 31, 2023, HP had available borrowing resources of $1.2 billion from uncommitted lines of credit in addition to the full capacity of the revolving credit facilities.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. In fiscal year 2023, HP executed share repurchases of 3.6 million shares and settled total shares for $0.1 billion. In fiscal year 2022, HP executed share repurchases of 124.0 million shares and settled total shares for $4.3 billion. In fiscal year 2021, HP executed share repurchases of 224.0 million shares and settled total shares for $6.3 billion. Share repurchases executed during fiscal year 2021 included 1.6 million shares settled in November 2021.
The shares repurchased in fiscal years 2023, 2022 and 2021 were all open market repurchase transactions. As of October 31, 2023, HP had approximately $2.0 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
Taxes related to Other Comprehensive (Loss) Income

	For the fiscal years ended October 31
	2023	2022	2021
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax (provision) benefit on unrealized gains (losses) arising during the period	$(1)	$2	$(1)

Tax effect on change in unrealized components of cash flow hedges:
Tax benefit (provision) on unrealized (losses) gains arising during the period	75	(328)	(9)
Tax provision (benefit) on (gains) losses reclassified into earnings	18	195	(17)
	93	(133)	(26)
Tax effect on change in unrealized components of defined benefit plans:
Tax benefit (provision) on (losses) gains arising during the period	26	26	(183)
Tax benefit on amortization of actuarial loss and prior service benefit	1	(6)	(17)
Tax (provision) benefit on curtailments, settlements and other	—	(1)	9
	27	19	(191)
Tax effect on change in cumulative translation adjustment	—	3	(1)
Tax benefit (provision) on other comprehensive income (loss)	$119	$(109)	$(219)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Changes and reclassifications related to Other Comprehensive (Loss) Income, net of taxes

	For the year ended October 31
	2023	2022	2021
	In millions
Other comprehensive (loss) income, net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$1	$(9)	$4

Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(352)	1,213	(141)
(Gains) losses reclassified into earnings	(66)	(584)	226
	(418)	629	85
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(115)	(28)	846
Amortization of actuarial loss and prior service benefit(1)	1	14	63
Curtailments, settlements and other	—	(1)	(27)
	(114)	(15)	882
Change in cumulative translation adjustment	23	(75)	27
Other comprehensive (loss) income, net of taxes	$(508)	$530	$998
(1)These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.
The components of Accumulated other comprehensive (loss) income, net of taxes as of October 31, 2023 and changes during fiscal year 2023 were as follows:

	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$6	$648	$(323)	$(46)	$285
Other comprehensive gains (losses) before reclassifications	1	(352)	(115)	23	(443)
Reclassifications of (losses) gains into earnings	—	(66)	1	—	(65)
Balance at end of period	$7	$230	$(437)	$(23)	$(223)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	For the fiscal years ended October 31
	2023	2022	2021
	In millions, except per share amounts
Numerator:
Net earnings	$3,263	$3,132	$6,541
Denominator:
Weighted-average shares used to compute basic net EPS	992	1,038	1,208
Dilutive effect of employee stock plans	8	12	12
Weighted-average shares used to compute diluted net EPS	1,000	1,050	1,220
Net earnings per share:
Basic	$3.29	$3.02	$5.41
Diluted	$3.26	$2.98	$5.36
Anti-dilutive weighted-average stock-based compensation awards(1)	4	4	2

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 14: Litigation and Contingencies
 HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of October 31, 2023, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement entered into with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise (“HPE”) alleging the defendants violated federal and state law by terminating older workers and replacing them with younger workers. In their most recent complaint, plaintiffs seek to represent (1) a putative nationwide federal Age Discrimination in Employment Act (ADEA) collective comprised of all former HP Inc. employees 40 years of age and older who had their employment terminated under a WFR plan in or after 2014 or 2015, depending on state law; and (2) a putative Rule 23 class under California law comprised of all former HP Inc. employees 40 years of age and older who had their employment terminated in California under a WFR plan in or after 2012. Excluded from the putative collective and class are employees who (a) signed a Waiver and General Release Agreement at termination, or (b) signed an Agreement to Arbitrate Claims. Similar claims are pending against HPE. Because the court granted plaintiffs’ motion for preliminary certification of the putative nationwide ADEA collectives, a third-party administrator notified eligible former employees of their right to opt into the ADEA collective. This opt-in period closed on February 15, 2022. Plaintiffs seek monetary damages, punitive damages, and other relief. In June 2023, the parties reached an agreement in principle to resolve this matter. The parties have finalized a settlement agreement, and the court preliminarily approved it on October 26, 2023. The Court has set the Final Approval Hearing for March 28, 2024.
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
HP India filed appeals of the Commissioner’s orders before the Customs, Excise and Service Tax Appellate Tribunal (the “Customs Tribunal”) along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

the appeals. The Customs Department has also filed crossappeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. On February 7, 2014, the Customs Tribunal granted HP India’s application for extension of the stay of deposit until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner’s orders and rejected HP India’s request to remand the matter to the Commissioner on procedural grounds. The Customs Tribunal cancelled hearings to reconvene in 2015, 2016 and January 2019. On January 20, 2021, the Customs Tribunal held a virtual hearing during which the judge allowed HP’s application for a physical hearing on the merits as soon as practicable, which will be scheduled when physical hearings resume at court. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has agreed to indemnify HP in part, based on the extent to which any liability arises from the products and spare parts of Hewlett Packard Enterprise’s businesses.
Philips Patent Litigation. In September 2020, Koninklijke Philips N.V. and Philips North America LLC (collectively, “Philips”) filed a complaint against HP for patent infringement in federal court for the District of Delaware and filed a companion complaint with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act against HP and 8 other sets of respondents. Both complaints allege that certain digital video-capable devices and components thereof infringe four of Philips’ patents. In October 2020, the ITC instituted an investigation, and Philips later withdrew two of the four patents. On March 23, 2022, the ITC rendered a final determination that no violation of Section 337 has occurred. Philips did not appeal and elected to resume litigation with its case in federal court. Philips seeks unspecified damages and an injunction against HP, and the prior stay has been lifted. On August 10, 2023, HP filed a motion for summary judgment of indefiniteness for all asserted claims.
Caltech Patent Litigation. On November 11, 2020, the California Institute of Technology (“Caltech”) filed a complaint against HP for patent infringement in the federal court for the Western District of Texas. On March 19, 2021, Caltech filed an amendment to this same complaint. The complaint as amended alleges infringement of five of Caltech’s patents, U.S. Patent Nos. 7,116,710; 7,421,032; 7,716,552; 7,916,781; and 8,284,833. The accused products are HP commercial and consumer PCs as well as wireless printers that comply with the IEEE 802.11n, 802.11ac, and/or 802.11ax standards. Caltech seeks unspecified damages and other relief. In August 2021, the court stayed the case pending the decision by the U.S. Court of Appeals for the Federal Circuit in The California Inst. of Tech. v. Broadcom Ltd et al., Case No. 2020-2222, which was issued on February 4, 2022, and a request for further review of that decision by the Supreme Court was denied. On August 16, 2023, the parties informed the court that the stay should be lifted. On November 6, 2023, the court issued an order staying all discovery and deadlines pending discovery relating to whether Caltech has standing to bring suit with respect to the asserted patents and the court’s resolution of that issue.
In re HP Inc. Securities Litigation (Electrical Workers Pension Fund, Local 103, I.B.E.W. v. HP Inc., et al.). On February 19, 2020, Electrical Workers Pension Fund, Local 103, I.B.E.W. filed a putative class action complaint against HP, Dion Weisler, Catherine Lesjak, and Steven Fieler in U.S. District Court in the Northern District of California. The court appointed the State of Rhode Island, Office of the General Treasurer, on behalf of the Employees’ Retirement System of Rhode Island and Iron Workers Local 580 Joint Funds as Lead Plaintiffs. Lead Plaintiffs filed an amended complaint, which additionally named as defendants Enrique Lores and Christoph Schell. HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted HP’s motion to dismiss and granted plaintiffs leave to amend the complaint. Plaintiffs’ second amended complaint, which no longer names Christoph Schell as a defendant, alleges, among other things, that from February 23, 2017 to October 3, 2019, HP and the named officers violated Sections 10(b) and 20(a) of the Exchange Act by making false or misleading statements about HP’s printing supplies business. It further alleges that Dion Weisler and Enrique Lores violated Sections 10(b) and 20A of the Exchange Act by allegedly selling shares of HP common stock during this period while in possession of material, non-public adverse information about HP’s printing supplies business. Plaintiffs seek compensatory damages and other relief. HP and the named officers filed a motion to dismiss the second amended complaint for failure to state a claim upon which relief can be granted. On September 15, 2021, the court granted HP’s motion. Plaintiffs appealed the decision. The parties settled and the motion for preliminary approval of settlement was filed on March 3, 2023. Under the terms of the settlement, HP agreed to pay an amount that is immaterial to HP. The district court granted preliminary approval of the settlement on April 7, 2023. On September 6, 2023, the court issued an order approving the settlement and directing entry of final judgment. On October 20, 2023, the Court of Appeals for the Ninth Circuit issued an order dismissing plaintiffs’ appeal.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Legal Proceedings re Authentication of Supplies. Since 2016, HP has from time to time been named in civil litigation, or been the subject of government investigations, involving supplies authentication protocols used in certain HP printers in multiple geographies, including but not limited to the United States, Italy, Israel, the Netherlands, Australia and New Zealand. The supplies authentication protocols are often referred to as Dynamic Security. The core allegations in these proceedings claim misleading or inadequate consumer notifications and permissions pertaining to the use of Dynamic Security, the installation of firmware updates, or the potential inability of cartridges with clone chips or circuitry to work in HP printers with Dynamic Security. Plaintiffs base or have based their claims on various legal theories, including but not limited to unfair competition, computer trespass, and similar statutory claims. Among other relief, Plaintiffs have sought or seek money damages and in certain cases have or may seek injunctive relief against the use or operation of Dynamic Security or relief requiring interoperability. If HP is not successful in its defense of these cases or investigations, it could be subject to damages, penalties, significant settlement demands, or injunctive relief that may be costly or may disrupt operations. Certain of these proceedings in Italy, the Netherlands, Israel, Australia and New Zealand have been resolved, have concluded, or have concluded subject only to HP’s pending appeal. Civil litigation filed by Digital Revolution B.V. (trading as 123Inkt) against HP Nederlands B.V., et al. (Netherlands) in March 2020, including its competition claim, remains pending. Both parties have appealed. In addition, two putative class actions have been filed against HP in federal court in California, in December 2020 and April 2022, arising out of the use of Dynamic Security firmware updates in HP Laserjet printers and HP Inkjet printers, respectively. Plaintiffs in both cases seek compensatory damages, restitution, injunctive relief against alleged unfair business practices, and other relief. In the case directed to Laserjet printers, plaintiffs filed a motion for class certification, and, on December 8, 2023, the court entered an order denying in full plaintiffs’ request to certify a damages class and granting certification of a narrowed injunctive relief class composed of those who did not see HP’s disclosures. In its order, the court declined at this juncture to resolve the merits of the sufficiency of HP’s disclosures. The case involving Inkjet printers remains in its early stages.
Autonomy-Related Legal Proceedings
As the result of an internal investigation, HP obtained information about certain accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred before and in connection with its 2011 acquisition of Autonomy. On April 17, 2015, four former HP subsidiaries that became subsidiaries of Hewlett Packard Enterprise at the time of the Separation (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems, Limited, and Autonomy, Inc.) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain, for breach of their fiduciary duties in causing Autonomy group companies to engage in improper transactions and accounting practices. The claims seek more than $5 billion in damages. Messrs. Lynch and Hussain filed defenses and Mr. Lynch filed a counterclaim seeking $160 million in damages for alleged misstatements regarding Lynch. Trial concluded in January 2020. On May 17, 2022, the court issued its final judgment, finding that HP succeeded on substantially all claims and that Messrs. Lynch and Hussein engaged in fraud, and dismissing Mr. Lynch’s counterclaim. The court deferred its damages ruling to a later, separate judgment to be issued after further proceedings, which are now set to begin on February 12, 2024, but indicated that damages awarded may be substantially less than is claimed. Litigation is unpredictable, and there can be no assurance that HP will recover damages or as to how any award of damages will compare with the amount claimed. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery. In addition, Messrs. Hussein and Lynch, and Stephen Chamberlain, former VP of Finance of Autonomy, were each indicted on federal criminal charges in the Northern District of California. On April 30, 2018, a jury found Mr. Hussein guilty of conspiracy to commit wire fraud, securities fraud, and multiple counts of wire fraud, and that judgment was affirmed on appeal in August 2020. Messrs. Lynch and Chamberlain are set to face trial on charges of conspiracy to commit wire fraud, and multiple counts of wire fraud on March 18, 2024. HP is continuing to cooperate with the ongoing enforcement actions.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Nokia Patent Litigation. On October 31, 2023, Nokia filed a complaint for patent infringement against HP in federal court for the District of Delaware asserting ten patents and filed two companion complaints with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act against HP, asserting seven of the ten patents asserted in the federal court case. The complaints allege that HP products that are compliant with certain video coding technology standards, including Advanced Video Coding (H.264) or High Efficiency Video Coding (H.265) standards, infringe Nokia’s patents. In November 2023, the ITC instituted investigations on Nokia’s complaints. On December 11, 2023, HP filed counterclaims against Nokia in the Delaware action, including claims that Nokia violated its commitments to license standard-essential patents on fair, reasonable, and non-discriminatory (“FRAND”) terms, and seeking a court determination of the proper FRAND rate. Nokia’s patent litigation against HP also includes a lawsuit filed in November 2023 against HP and six of its subsidiaries in the European Unified Patent Court in Germany, and a lawsuit filed on December 1, 2023, against a subsidiary, HP Brasil Indústria e Comércio de Equipamentos Eletrônicos Ltda. (“HP Brasil”), in the state court in Rio de Janeiro in Brazil. In Brazil, Nokia alleged that HP’s products contain “skip mode” technology compatible with H.264 video standards that infringes one of Nokia’s Brazilian patents. On December 4, 2023, before HP had received service of the lawsuit, the court granted Nokia an ex parte preliminary injunction against HP Brasil’s commercialization of such products in Brazil. HP has appealed the injunction and asked the appellate court to suspend its enforcement. If the court does not do so, the injunction in Brazil will take effect and remain in place unless overturned on appeal, until the state court revokes or modifies it, or the case is resolved. If HP is not successful in its defenses, it may be subject to injunctions or licensing demands to avoid potential disruptions to its business. Given the procedural posture and nature of these cases, including proceedings that are in their early stages and have significant factual and legal issues to be resolved, HP is unable to make a reasonable estimate of the potential loss or range of losses that may arise from these matters.

R2 Semiconductor Patent Litigation. In November 2022, R2 Semiconductor, Inc. (“R2”) filed a lawsuit in the Dusseldorf Regional Court in Germany against Intel Deutschland GmbH, HP Deutschland GmbH and certain other Intel customers. R2 asserts one European patent is infringed by HP’s products that contain certain Intel processors. R2 seeks an injunction prohibiting the sale of the alleged infringing products. Intel is indemnifying HP. The Dusseldorf Regional Court conducted a trial on December 7, 2023, and is set to issue a decision on January 25, 2024. If the Court issues a decision on the merits in favor of R2 and against HP and the other defendants, it could impose an injunction prohibiting sales of the accused products in Germany which could take effect immediately and remain in place unless overturned on appeal or the parties reach an agreement. Given the procedural posture and the nature of the case, HP is unable to make a reasonable estimate of the potential loss or range of losses that might arise from this lawsuit.
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
Cross-Indemnifications with Hewlett Packard Enterprise
On November 1, 2015, Hewlett-Packard Company completed the separation (the “Separation”) of Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), Hewlett-Packard Company’s former enterprise technology infrastructure, software, services and financing businesses. The separation and distribution agreement provides for cross-indemnities between HP and Hewlett Packard Enterprise for liabilities allocated to the respective party pursuant to the terms of such agreement. For information on cross-indemnifications with Hewlett Packard Enterprise for litigation matters, see Note 14, “Litigation and Contingencies”.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
HP’s aggregate product warranty liabilities and changes were as follows:

	For the fiscal years ended October 31
	2023	2022
	In millions
Balance at beginning of year	$876	$959
Accruals for warranties issued	689	948
Adjustments related to pre-existing warranties (including changes in estimates)	17	(43)
Settlements made (in cash or in kind)	(876)	(988)
Balance at end of year	$706	$876

Note 16: Commitments
Unconditional Purchase Obligations
As of October 31, 2023, HP had unconditional purchase obligations of $1.9 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price and volume provisions and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancellable without penalty.
As of October 31, 2023, unconditional purchase obligations were as follows:

Fiscal year	In millions
2024	$758
2025	758
2026	129
2027	121
2028	77
Thereafter	18
Total	$1,861

Note 17: Leases
HP determines, at lease inception, whether or not an arrangement contains a lease. A significant portion of the operating lease portfolio includes real estate leases. Additionally, HP has identified embedded operating leases within certain outsourced supply chain contracts. Leasing arrangements typically range in terms from 1 to 11 years with varying renewal and termination options. Substantially all of HP’s leases are considered operating leases. Finance leases, short-term leases and sub-lease income were not material as of October 31, 2023 and 2022 or for the fiscal years ended October 31, 2023 and 2022, respectively.
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
HP reviews the impairment of the ROU assets consistent with the approach applied for other long-lived assets.
The components of lease expense are as follows:

	For the fiscal years ended October 31
	2023	2022
	In millions
Operating lease cost	$234	$233
Variable cost	102	99
Total lease expense	$336	$332
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
The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash ‘payments made from variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	For the fiscal years ended October 31
	2023	2022
	In millions
Cash paid for amount included in the measurement of lease liabilities	$231	$233
Right-of-use assets obtained in exchange of lease liabilities(1)	$312	$363
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.

Weighted-average information associated with the measurement of our remaining operating lease liabilities is as follows:

	As of October 31
	2023	2022
Weighted-average remaining lease term in years	4.5	5.0
Weighted-average discount rate	6.1%	5.2%
The following maturity analysis presents expected undiscounted cash outflows for operating leases on an annual basis for the next five years:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Fiscal year	In millions
2024	$485
2025	357
2026	182
2027	124
2028	76
Thereafter	165
Total lease payments	1,389
Less: Imputed interest	134
Total lease liabilities	$1,255
There were no material operating leases that HP had entered into and that were yet to commence as of October 31, 2023.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 18: Acquisitions
Acquisitions in fiscal 2022
In fiscal 2022, HP completed two acquisitions. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.
The following table presents the aggregate estimated fair values of the assets acquired and liabilities assumed for the acquisitions in fiscal 2022:

In millions
Goodwill	$1,793
Amortizable intangible assets	1,429
Net assets acquired	(364)
Total fair value of consideration	$2,858
Acquisition of Poly
HP’s largest acquisition in fiscal 2022 was Poly, a leading global provider of workplace collaboration solutions, which was completed in August 2022 with a total fair value purchase consideration of $2.8 billion. The acquisition supports HP’s strategy to drive growth in hybrid work solutions within the Personal Systems segment. In connection with this acquisition, HP recorded approximately $1.8 billion of goodwill and $1.4 billion of amortizable purchased intangible assets.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date due to the unremediated material weakness in our internal control over financial reporting described below.
See Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in Item 8, which are incorporated herein by reference.
Remediation of Previously Reported Material Weaknesses
As previously reported in the Company’s Form 10-Q for the quarter ended July 31, 2023 and Amended Annual Report on Form 10-K/A for the fiscal year ended October 31, 2022, we previously identified material weaknesses in internal control over financial reporting due to design deficiencies involving: (i) recognition of revenue for a Personal Systems customer’s transactions involving third-party financing; and (ii) undue reliance on a payment application for certain sales incentive programs in EMEA, associated with variable consideration of approximately 4% of total consolidated revenues, for which management did not receive the System and Organization Controls Type 1 (SOC-1) Report timely and did not have effective complementary user entity controls. The material weakness described in clause (i) resulted in an error related to a revenue contract in our Personal Systems segment that comprises less than 1% of total consolidated revenues for the impacted periods. As a result, we revised our Consolidated Financial Statements for the fiscal years ended 2022, 2021, and 2020 in the Amended Annual Report on Form 10-K/A for the fiscal year ended October 31, 2022 and certain prior period financial statements in the Company’s Form 10-Q for the quarter ended July 31, 2023 for this error and other previously identified errors, the impact of which was not material to our previously filed financial statements. The material weakness described in clause (ii) above did not result in any errors. The Company’s management, under the oversight of the Audit Committee, executed a remediation plan to address these deficiencies, which included
•Designing prevent and detect controls specific to the impacted business activity; and
•Enhancing its processes and controls to help ensure the timely review of the SOC-1 report in conjunction with designing and implementing related, effective complementary user entity controls associated with the sales incentive payment processing application.
During the quarter ended October 31, 2023, we completed our testing of the operating effectiveness of internal controls impacted by these remediation efforts and determined that as a result of the measures described above, the material weaknesses have been remediated as of October 31, 2023.
Additional Material Weakness
During the fourth quarter of fiscal year 2023, management identified an additional material weakness in internal control over financial reporting. The material weakness resulted from undue reliance on information generated from certain software solutions affecting net revenue without effectively designed information technology general controls (“ITGCs”), specifically around user access and change management. Information generated from these software solutions is used by management in accounting for net revenue, including estimating variable consideration, and certain of these software solutions are used in the processing of revenue related transactions.
This material weakness did not result in any errors. While this material weakness did not result in a material misstatement of our financial statements, there is a reasonable possibility that it could have resulted in a material misstatement in the Company's annual or interim consolidated financial statements that would not be detected. Accordingly, we determined that it constituted a material weakness.
With respect to the material weakness above, management, under the oversight of the Audit Committee, is in the process of designing appropriate ITGCs specific to the impacted software solutions. While we have taken steps to implement our remediation plan, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Company will monitor the effectiveness of its remediation plan and refine its remediation plan as appropriate.
Changes in Internal Control over Financial Reporting
As described above, we have taken and continue to take steps to remediate the material weaknesses in our internal control over financial reporting described above. Other than in connection with the remediation process described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.
Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the three months ended October 31, 2023, no such plans or other arrangements were adopted or terminated.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
The names of the executive officers of HP and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.
The following information is included in HP’s Proxy Statement related to its 2024 Annual Meeting of Stockholders to be filed within 120 days after HP’s fiscal year end of October 31, 2023 (the “Proxy Statement”) and is incorporated herein by reference:
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
•Information on HP’s code of business conduct and ethics for directors, officers and employees, also known as “Integrity at HP”, is set forth in the section entitled “Code of Conduct” under “Corporate Governance and Board of Directors—Board Proposal No. 1 Election of Directors” and information on HP’s Corporate Governance Guidelines is set forth in the sections entitled “How We Are Selected” and “Director Independence” under “Corporate Governance and Board of Directors—Board Proposal No. 1 Election of Directors.”
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

ITEM 14. Principal Accountant Fees and Services.
Information regarding principal accounting fees and services is set forth under “Audit Matters—Board Proposal No. 2 Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

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
3.Exhibits:

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(c)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.†
3(f)	Certificate of Designations of Series A Junior Participating Preferred Stock of HP Inc.	8-K	001-04423	3.1	February 20, 2020
4(a)	Form of Senior Indenture	S-3	333-215116	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-215116	4.2	December 15, 2016
4(c)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(d)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(e)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012
4(f)	Specimen certificate for the Registrant’s common stock.	8-A/A	001-04423	4.1	June 23, 2006
4(g)	First Supplemental Indenture, dated as of March 26, 2018, to the Indenture, dated as of June 1, 2000, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04423	4(j)	June 5, 2018
4(h)	Description of HP Inc.’s securities.†
4(i)	Indenture, dated as of June 17, 2020, between HP Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-04423	4.1	June 17, 2020
4(j)	Form of 2.200% notes due 2025 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.5	June 17, 2020
4(k)	Form of 3.000% notes due 2027 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.5	June 17, 2020
4(l)	Form of 3.400% notes due 2030 and related Officers’ Certificate.	8-K	001-04423	4.4 and 4.5	June 17, 2020
4(m)	First Supplemental Indenture, dated as of June 16, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-04423	4.2	June 21, 2021
4(n)	Registration Rights Agreement, dated as of June 16, 2021, by and among the Registrant and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers of the Notes.	8-K	001-04423	4.3	June 21, 2021
4(o)	Form of 4.000% notes due 2029 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.4	March 31, 2022
4(p)	Form of 4.200% notes due 2032 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	March 31, 2022
4(q)	Form of 4.750% notes due 2028 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.4	June 21, 2022
4(r)	Form of 5.500% notes due 2033 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	June 21, 2022
4(s)	Second Supplemental Indenture, dated as of September 1, 2022, between HP Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-04423	4.2	September 7, 2022

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(e)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(f)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(g)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(h)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(i)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(j)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(k)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(1)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(m)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(n)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(q)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(r)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(e)(e)(e)	March 11, 2015
10(s)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(t)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(u)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(v)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(w)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2017.*	10-K/A	001-04423	10(n)(n)	December 15, 2017
10(y)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective February 28, 2020.*	10-Q	001-04423	10(p)(p)	March 5, 2020
10(z)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(a)(a)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(b)(b)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(c)(c)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(d)(d)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(e)(e)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(f)(f)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(g)(g)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(h)(h)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(i)(i)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(h)(h)(h)	December 13, 2018
10(j)(j)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2018).*	10-Q	001-04423	10(j)(j)(j)	March 5, 2019
10(k)(k)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018).*	10-Q	001-04423	10(k)(k)(k)	March 5, 2019
10(l)(l)	Form of Grant Agreement for grants of restricted stock units (for use from July 1, 2019).*	10-Q	001-04423	10(l)(l)(l)	August 29, 2019
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(m)(m)(m)	December 12, 2019
10(n)(n)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(n)(n)(n)	December 12, 2019

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)(o)	Form of Grant Agreement for grants of stock options for directors (for use from January 15, 2020).*	10-Q	001-04423	10(m)(m)(m)	March 5, 2020
10(p)(p)	Form of Grant Agreement for grants of restricted stock units for directors (for use from January 15, 2020).*	10-Q	001-04423	10(n)(n)(n)	March 5, 2020
10(q)(q)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(o)(o)(o)	March 5, 2020
10(r)(r)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(p)(p)(p)	March 5, 2020
10(s)(s)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(q)(q)(q)	March 5, 2020
10(t)(t)	Amendment Number One to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(r)(r)(r)	June 5, 2020
10(u)(u)	Amendment Number One to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(s)(s)(s)	June 5, 2020
10(v)(v)	HP Inc. 2021 Employee Stock Purchase Plan.*	10-Q	001-04423	10(t)(t)(t)	June 5, 2020
10(w)(w)	Amendment Number Two to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective September 21, 2020.*	10-K	001-04423	10(x)(x)(x)	December 10, 2020
10(x)(x)	Amendment Number Two to Registrant's 2005 Executive Deferred Compensation Plan (as amended effective September 21, 2020).*	10-K	001-04423	10(y)(y)(y)	December 10, 2020
10(y)(y)	Form of Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(x)(x)(x)	March 5, 2021
10(z)(z)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(y)(y)(y)	March 5, 2021
10(a)(a)(a)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(z)(z)(z)	March 5, 2021
10(b)(b)(b)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)(a)	March 5, 2021
10(c)(c)(c)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(b)(b)(b)(b)	March 5, 2021
10(d)(d)(d)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(c)(c)(c)(c)	March 5, 2021
10(e)(e)(e)	Form of Grant Agreement for grants of restricted stock units for directors.*	10-Q	001-04423	10(d)(d)(d)(d)	March 5, 2021
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
		10-Q	001-04423	10(a)(a)(a)(a)	March 1, 2023
10(b)(b)(b)(b)	Form of Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan).*	10-Q	001-04423	10(b)(b)(b)(b)	March 1, 2023
10(c)(c)(c)(c)	Form of Retention Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan).*	10-Q	001-04423	10(c)(c)(c)(c)	March 1, 2023
10(d)(d)(d)(d)	2023 Amendment to the HP Inc. Cash Account Restoration Plan.*	10-Q	001-04423	10(d)(d)(d)(d)	May 31, 2023
10(e)(e)(e)(e)	Third Amendment to the HP Inc. Excess Benefit Plan.*	10-Q	001-04423	10(e)(e)(e)(e)	May 31, 2023
21	Subsidiaries of the Registrant as of October 31, 2023.†
23	Consent of Independent Registered Public Accounting Firm.†
24	Power of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
97	HP Inc. Mandatory Covered Compensation Recovery Policy.†
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).†
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

Date: December 15, 2023	HP INC.
	By:	/s/ MARIE MYERS
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

Signature	Title(s)	Date
/s/ ENRIQUE LORES	President and Chief Executive Officer and Director (Principal Executive Officer)	December 15, 2023
Enrique Lores

/s/ MARIE MYERS	Chief Financial Officer (Principal Financial Officer)	December 15, 2023
Marie Myers

/s/ JONATHAN P. FAUST	Global Controller (Principal Accounting Officer)	December 15, 2023
Jonathan P. Faust

/s/ AIDA ALVAREZ	Director	December 15, 2023
Aida Alvarez

/s/ ROBERT R. BENNETT	Director	December 15, 2023
Robert R. Bennett

/s/ CHARLES V. BERGH	Director	December 15, 2023
Charles V. Bergh

/s/ BRUCE BROUSSARD	Director	December 15, 2023
Bruce Broussard

/s/ STACY BROWN-PHILPOT	Director	December 15, 2023
Stacy Brown-Philpot

/s/ STEPHANIE BURNS	Director	December 15, 2023
Stephanie Burns

/s/ MARY ANNE CITRINO	Director	December 15, 2023
Mary Anne Citrino

/s/ RICHARD L. CLEMMER	Director	December 15, 2023
Richard L. Clemmer

/s/ DAVID MELINE	Director	December 15, 2023
David Meline
/s/ JUDITH MISCIK	Director	December 15, 2023
Judith Miscik

/s/ KIM K.W. RUCKER	Director	December 15, 2023
Kim K.W. Rucker

/s/ SUBRA SURESH	Director	December 15, 2023
Subra Suresh