Form 10-Q
period 2024-01-31
HP INC
filed 2024-02-28
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP Inc. common stock outstanding as of January 31, 2024 was 980,731,959 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended January 31, 2024
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, they could affect the business and results of operations of HP Inc. and its consolidated subsidiaries (“HP”) which may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any statements regarding the impact of the COVID-19 pandemic; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings (including the Fiscal 2023 Plan (as defined below)), net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, demand, performance, market share or competitive performance relating to products or services; any statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims, disputes or other litigation matters; any statements of expectation or belief as to the timing and expected benefits of acquisitions and other business combination and investment transactions (including the acquisition of Plantronics, Inc. (“Poly”)); and any statements of assumptions underlying any of the foregoing. Forward-looking statements can also generally be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Risks, uncertainties and assumptions that could affect our business and results of operations include factors relating to the impact of macroeconomic and geopolitical trends, changes and events, including the Russian invasion of Ukraine, tension across the Taiwan Strait, the Israel-Hamas conflict, other hostilities in the Middle East and the regional and global ramifications of these events; volatility in global capital markets and foreign currency, increases in benchmark interest rates, the effects of inflation and instability of financial institutions; risks associated with HP’s international operations; the effects of global pandemics, such as COVID-19, or other public health crises; the execution and performance of contracts by HP and its suppliers, customers, clients and partners, including logistical challenges with respect to such execution and performance; changes in estimates and assumptions HP makes in connection with the preparation of its financial statements; the need to manage (and reliance on) third-party suppliers, including with respect to supply constraints and component shortages, and the need to manage HP’s global, multi-tier distribution network and potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; HP’s ability to execute on its strategic plans, including the previously announced initiatives, business model changes and transformation; execution of planned structural cost reductions and productivity initiatives; HP’s ability to complete any contemplated share repurchases, other capital return programs or other strategic transactions; the competitive pressures faced by HP’s businesses; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution, reseller and customer landscape; the development and transition of new products and services and the enhancement of existing products and services to meet evolving customer needs and respond to emerging technological trends, including artificial intelligence; successfully competing and maintaining the value proposition of HP’s products, including supplies and services; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products or our uneven sales cycle; integration and other risks associated with business combination and investment transactions; the results of our restructuring plans (including the Fiscal 2023 Plan), including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of our restructuring plans; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; the hiring and retention of key employees; disruptions in operations from system security risks, data protection breaches, cyberattacks, extreme weather conditions or other effects of climate change, and other natural or manmade disasters or catastrophic events; the impact of changes to federal, state, local and foreign laws and regulations, including environmental regulations and tax laws; our aspirations related to environmental, social and governance matters; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; our use of artificial intelligence; the effectiveness of our internal control over financial reporting; and other risks that are described herein, as well as the risks discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). HP’s Fiscal 2023 Plan includes HP's efforts to take advantage of future growth opportunities, including but not limited to, investments to drive growth, investments in our people, improving product mix, driving structural cost savings and other productivity measures. Structural cost savings represent gross reductions in costs driven by operational efficiency, digital transformation, and portfolio optimization. These initiatives include but are not limited to workforce reductions, platform simplification, programs consolidation and productivity measures undertaken by HP, which HP expects to be sustainable in the longer-term. These structural cost savings are net of any new recurring costs resulting from these initiatives and exclude one-time investments to generate such savings. HP’s expectations on the longer-term sustainability of such structural cost savings are based on its current business operations and market dynamics and could be significantly impacted by various factors, including but not limited to HP’s evolving business models, future investment decisions, market environment and technology landscape. The forward-looking statements in this report are made as of the date of this filing and HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended January 31
	2024	2023
	In millions, except per share amounts
Net revenue:
Products	$12,419	$13,044
Services	766	754
Total net revenue	13,185	13,798
Cost of net revenue:
Products	9,871	10,589
Services	426	422
Total cost of net revenue	10,297	11,011
Gross margin	2,888	2,787
Research and development	399	403
Selling, general and administrative	1,383	1,331
Restructuring and other charges	63	141
Acquisition and divestiture charges	27	84
Amortization of intangible assets	81	85
Total operating expenses	1,953	2,044
Earnings from operations	935	743
Interest and other, net	(142)	(181)
Earnings before taxes	793	562
Provision for taxes	(171)	(93)
Net earnings	$622	$469

Net earnings per share:
Basic	$0.63	$0.47
Diluted	$0.62	$0.47

Weighted-average shares used to compute net earnings per share:
Basic	995	989
Diluted	1,002	996
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended January 31
	2024	2023
	In millions
Net earnings	$622	$469
Other comprehensive loss before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	4	4

Change in unrealized components of cash flow hedges:
Unrealized losses arising during the period	(162)	(623)
Gains reclassified into earnings	(159)	(334)
	(321)	(957)
Change in unrealized components of defined benefit plans:
Losses arising during the period	(10)	(1)
Amortization of actuarial loss and prior service benefit	2	—
Curtailments, settlements and other	—	1
	(8)	—

Change in cumulative translation adjustment	20	29
Other comprehensive loss before taxes	(305)	(924)
Benefit from taxes	70	183
Other comprehensive loss, net of taxes	(235)	(741)
Comprehensive income (loss)	$387	$(272)
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	January 31, 2024	October 31, 2023
	In millions, except par value
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$2,417	$3,232
Accounts receivable, net of allowance for credit losses of $84 and $93, respectively	3,804	4,237
Inventory	6,928	6,862
Other current assets	3,709	3,646
Total current assets	16,858	17,977
Property, plant and equipment, net	2,807	2,827
Goodwill	8,610	8,591
Other non-current assets	7,571	7,609
Total assets	$35,846	$37,004
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$359	$230
Accounts payable	13,255	14,046
Other current liabilities	10,243	10,212
Total current liabilities	23,857	24,488
Long-term debt	9,301	9,254
Other non-current liabilities	4,328	4,331
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 980 and 989 shares issued and outstanding at January 31, 2024 and October 31, 2023, respectively)	10	10
Additional paid-in capital	1,579	1,505
Accumulated deficit	(2,771)	(2,361)
Accumulated other comprehensive loss	(458)	(223)
Total stockholders’ deficit	(1,640)	(1,069)
Total liabilities and stockholders’ deficit	$35,846	$37,004
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three months ended January 31
	2024	2023
	In millions
Cash flows from operating activities:
Net earnings	$622	$469
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	205	209
Stock-based compensation expense	177	167
Restructuring and other charges	63	141
Deferred taxes on earnings	(5)	(140)
Other, net	(20)	4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	446	244
Inventory	(47)	230
Accounts payable	(744)	(1,731)
Net investment in leases	(62)	(16)
Taxes on earnings	49	220
Restructuring and other	(87)	(92)
Other assets and liabilities	(476)	279
Net cash provided by (used in) operating activities	121	(16)
Cash flows from investing activities:
Investment in property, plant and equipment, net	(158)	(192)
Purchases of available-for-sale securities and other investments	—	(4)
Maturities and sales of available-for-sale securities and other investments	—	1
Collateral posted for derivative instruments	(70)	(240)
Net cash used in investing activities	(228)	(435)
Cash flows from financing activities:
Proceeds from short-term borrowings with original maturities less than 90 days, net	100	200
Proceeds from debt, net of issuance costs	92	52
Payment of debt and associated costs	(49)	(539)
Stock-based award activities and others	(76)	(79)
Repurchase of common stock	(500)	(100)
Cash dividends paid	(275)	(259)
Collateral returned for derivative instruments	—	(200)
Net cash used in financing activities	(708)	(925)
Decrease in cash, cash equivalents and restricted cash	(815)	(1,376)
Cash, cash equivalents and restricted cash at beginning of period	3,232	3,145
Cash, cash equivalents and restricted cash at end of period	$2,417	$1,769
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance at October 31, 2023	988,782	$10	$1,505	$(2,361)	$(223)	$(1,069)
Net earnings	—	—	—	622	—	622
Other comprehensive loss, net of taxes	—	—	—	—	(235)	(235)
Comprehensive income	—	—	—	—	—	387
Issuance of common stock in connection with employee stock plans and other	8,677	—	(76)	—	—	(76)
Repurchases of common stock (Note 10)	(17,062)	—	(27)	(487)	—	(514)
Cash dividends ($0.55 per common share)	—	—	—	(545)	—	(545)
Stock-based compensation expense	—	—	177	—	—	177
Balance at January 31, 2024	980,397	$10	$1,579	$(2,771)	$(458)	$(1,640)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance at October 31, 2022	979,869	$10	$1,172	$(4,492)	$285	$(3,025)
Net earnings	—	—	—	469	—	469
Other comprehensive loss, net of taxes	—	—	—	—	(741)	(741)
Comprehensive loss	—	—	—	—	—	(272)
Issuance of common stock in connection with employee stock plans and other	8,844	—	(79)	—	—	(79)
Repurchases of common stock (Note 10)	(3,624)	—	(4)	(96)	—	(100)
Cash dividends ($0.53 per common share)	—	—	—	(518)	—	(518)
Stock-based compensation expense	—	—	167	—	—	167
Balance at January 31, 2023	985,089	$10	$1,256	$(4,637)	$(456)	$(3,827)
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 1: Basis of Presentation
Basis of Presentation
The accompanying Consolidated Condensed Financial Statements of HP and its wholly-owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended October 31, 2023 in HP’s Annual Report on Form 10-K, filed on December 18, 2023. The Consolidated Condensed Balance Sheet for October 31, 2023 was derived from audited financial statements.
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
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued guidance that enhances the transparency about the use of supplier finance programs. Under the new guidance, companies that use a supplier finance program in connection with the purchase of goods or services are required to disclose information about those programs to allow users of financial statements to understand the nature, activity during the period, changes from period to period, and potential magnitude. HP adopted this guidance in the first quarter of fiscal year 2024, except for the disclosure on roll forward information which will be adopted in fiscal year 2025, in line with the effective adoption dates prescribed by the FASB. See Note 6, “Supplementary Financial Information,” for additional disclosure related to HP’s supplier finance programs.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued guidance that enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. HP is required to adopt this guidance for its annual period ending October 31, 2026. Early adoption is permitted. HP is currently evaluating the impact of this guidance on its disclosures.
In November 2023, the FASB issued guidance that updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance on an annual and interim basis. HP is required to adopt this guidance for its annual period ending October 31, 2025 and all interim periods thereafter. Early adoption is permitted. HP is currently evaluating the impact of this guidance on its disclosures.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 2: Segment Information
HP’s operations are organized into three reportable segments: Personal Systems, Printing, and Corporate Investments.
Personal Systems offers commercial and consumer desktops and notebooks, detachables and convertibles, workstations, thin clients, commercial mobility devices, retail point-of-sale (“POS”) systems, displays, hybrid systems, software, solutions and services. Personal Systems includes support and deployment, configurations and extended warranty services and maintains multi-operating system and multi-architecture strategies using Microsoft Windows and Google Chrome operating systems, and predominantly use processors from Intel Corporation (“Intel”) and Advanced Micro Devices, Inc. (“AMD”).
Personal Systems groups its global business capabilities into the following business units when reporting business performance:
•Commercial PS consists of devices and accessories, including workstations, thin clients, mobility devices and hybrid systems, for use by enterprise, public sector (which includes education), and small- and medium-sized business (“SMB”) customers. HP offers a range of services and solutions to commercial customers to help them manage the lifecycle of their personal computers (“PCs”) and mobility installed base.
•Consumer PS consists of devices, accessories and services which are optimized for consumer usage, focusing on gaming, learning and working remotely, consuming multi-media for entertainment, managing personal life activities, sharing information, and staying connected informed and secure.
Printing offers consumer and commercial printer hardware, supplies, services and solutions. Printing is also focused on Graphics and 3D Printing and Personalization in the commercial and industrial markets. Our global business capabilities within Printing are described below:
•Office Printing Solutions delivers HP’s office printers, supplies, services, and solutions to SMBs, public sector and large enterprises. It also includes Original Equipment Manufacturer (“OEM”) hardware and solutions.
•Home Printing Solutions delivers innovative printing products, supplies, services and solutions for the home and home business.
•Graphics Solutions delivers large-format, commercial and industrial solutions and supplies to print service providers and packaging converters through a wide portfolio of printers and presses (HP DesignJet, HP Latex, HP Indigo and HP PageWide Web Presses).
•3D Printing & Personalization offers a portfolio of additive manufacturing solutions and supplies to help customers succeed in their additive and digital manufacturing journey. HP offers complete solutions in collaboration with an ecosystem of partners.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Segment Operating Results and the reconciliation to HP consolidated results were as follows:

	Three months ended January 31
	2024	2023
	In millions
Net revenue:
Commercial PS	$6,045	$6,382
Consumer PS	2,764	2,803
Personal Systems	8,809	9,185
Supplies	2,863	2,857
Commercial Printing	1,227	1,388
Consumer Printing	285	367
Printing	4,375	4,612
Corporate Investments	2	1
Total segment net revenue	13,186	13,798
Other	(1)	—
Total net revenue	$13,185	$13,798

Earnings before taxes:
Personal Systems	$537	$475
Printing	872	870
Corporate Investments	(37)	(33)
Total segment earnings from operations	1,372	1,312
Corporate and unallocated costs and other	(89)	(92)
Stock-based compensation expense	(177)	(167)
Restructuring and other charges	(63)	(141)
Acquisition and divestiture charges	(27)	(84)
Amortization of intangible assets	(81)	(85)
Interest and other, net	(142)	(181)
Total earnings before taxes	$793	$562
Realignment
Effective at the beginning of its first quarter of fiscal year 2024, HP realigned its business unit financial reporting more closely with its customer market segmentation. The realignment resulted in the transfer of LaserJet printers net revenues from Consumer Printing to Commercial Printing. HP reflected this change to its business unit information in prior reporting periods on an as-if basis which resulted in the reclassification of net revenues from Consumer Printing to Commercial Printing. The reporting change had no impact to previously reported segment net revenue, consolidated net revenue, earnings from operations, net earnings or net earnings per share (“EPS”).

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities summarized by plan were as follows:

	Fiscal 2023 Plan
	Severance and EER	Non-labor	Other prior-year plans(1)	Total
	In millions
Accrued balance as of October 31, 2023	$88	$18	$2	$108
Charges	43	2	3	48
Cash payments	(63)	(6)	(3)	(72)
Non-cash and other adjustments	2	—	(2)	—
Accrued balance as of January 31, 2024	$70	$14	$—	$84
Total costs incurred to date as of January 31, 2024	$445	$43	$869	$1,357

Reflected in Consolidated Condensed Balance Sheets
Other current liabilities	$70	$3	$—	$73
Other non-current liabilities	$—	$11	$—	$11

Accrued balance as of October 31, 2022	$—	$—	$32	$32
Charges	122	9	—	131
Cash payments	(53)	(4)	(25)	(82)
Non-cash and other adjustments	(2)	(5)	1	(6)
Accrued balance as of January 31, 2023	$67	$—	$8	$75
(1)     Primarily includes the fiscal 2020 plan along with other legacy plans, all of which are substantially complete. HP does not expect any further material activity associated with these plans.
Fiscal 2023 Plan
On November 18, 2022, HP’s Board of Directors approved the Future Ready Plan (the “Fiscal 2023 Plan”) intended to enable digital transformation, portfolio optimization and operational efficiency which HP expects will be implemented through fiscal year 2025. HP expects to reduce global headcount by approximately 4,000 to 6,000 employees. HP estimates that it will incur pre-tax charges of approximately $1.0 billion of which approximately $0.7 billion primarily in labor costs related to workforce reductions and the remaining costs will relate to non-labor actions and other charges.
Other charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts and transformation program management costs, and are distinct from ongoing operational costs. These costs primarily relate to third-party professional services and other non-recurring costs. For the three months ended January 31, 2024, HP incurred $15 million of other charges. For the three months ended January 31, 2023, HP incurred $10 million of other charges.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2024	2023	2024	2023	2024	2023
	In millions
Service cost	$—	$—	$9	$9	$—	$—
Interest cost	57	54	12	10	4	4
Expected return on plan assets	(61)	(65)	(13)	(13)	(4)	(3)
Amortization and deferrals:
Actuarial loss (gain)	7	5	—	1	(4)	(4)
Prior service cost (credit)	—	—	2	1	(3)	(3)
Net periodic benefit (credit) cost	3	(6)	10	8	(7)	(6)
Settlement loss	—	—	—	1	—	—
Total periodic benefit (credit) cost	$3	$(6)	$10	$9	$(7)	$(6)
Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2024, HP anticipates making contributions of approximately $45 million to its non-U.S. pension plans, approximately $31 million to its U.S. non-qualified plan participants and approximately $3 million to cover benefit claims under HP’s post-retirement benefit plans. During the three months ended January 31, 2024, HP contributed $11 million to its non-U.S. pension plans, paid $6 million to cover benefit payments to U.S. non-qualified plan participants and paid $2 million to cover benefit claims under HP’s post-retirement benefit plans.
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
Retirement Incentive Program
As part of the Fiscal 2023 Plan, HP announced a voluntary EER program for its U.S. employees in January 2023. Voluntary participation in the EER program was limited to employees at least 55 years old with 10 or more years of service at HP. Employees accepted into the EER program left HP on dates ranging from March 15, 2023 to October 31, 2023. The U.S. defined benefit pension plan was amended to provide that the EER benefit was to be paid from the plan for eligible electing EER participants. The retirement incentive benefit was calculated as a lump sum based on years of service at HP at the time of retirement, ranging from 20 to 52 weeks of pay. As a result of this retirement incentive, HP recognized a special termination benefit (“STB”) expense of $105 million for the year ended October 31, 2023 as a restructuring charge. This expense is the present value of all additional benefits that HP will distribute from the pension plan assets.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was 21.6% and 16.6% for the three months ended January 31, 2024 and 2023, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three months ended January 31, 2023 was primarily due to tax effects of favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world.
During the three months ended January 31, 2023, HP recorded $56 million of net income tax benefits related to discrete items in the provision for taxes. These amounts included $30 million of income tax benefits related to restructuring charges, $14 million related to acquisition charges and $12 million of other net tax benefits. During the three months ended January 31, 2023, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
Uncertain Tax Positions
As of January 31, 2024, the amount of gross unrecognized tax benefits was $1.2 billion, of which up to $828 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits increased by $20 million for the three months ended January 31, 2024. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of January 31, 2024 and 2023, HP had accrued $105 million and $73 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by $39 million within the next 12 months, affecting HP’s effective tax rate if realized.
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

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 6: Supplementary Financial Information

Cash, cash equivalents and restricted cash

	As of
	January 31, 2024	October 31, 2023
	In millions
Cash and cash equivalents	$2,263	$3,107
Restricted cash(1)	154	125
	$2,417	$3,232
(1)    Restricted cash is related to amounts collected and held on behalf of a third party for trade receivables previously sold.
Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

Three months ended January 31, 2024
In millions
Balance at beginning of period	$93
Benefit of allowance for credit losses	(6)
Deductions, net of recoveries	(3)
Balance at end of period	$84
HP utilizes certain third-party arrangements in the normal course of business as part of HPs cash and liquidity management and also to provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of January 31, 2024 and October 31, 2023 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended January 31
	2024	2023
	In millions
Balance at beginning of period(1)	$141	$185
Trade receivables sold	3,298	3,679
Cash receipts	(3,232)	(3,753)
Foreign currency and other	5	17
Balance at end of period(1)	$212	$128
(1)    Amounts outstanding from third parties reported in Accounts receivable in the Consolidated Condensed Balance Sheets.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Inventory

	As of
	January 31, 2024	October 31, 2023
	In millions
Finished goods	$3,603	$3,930
Purchased parts and fabricated assemblies	3,325	2,932
	$6,928	$6,862

Other Current Assets

	As of
	January 31, 2024	October 31, 2023
	In millions
Supplier and other receivables	$1,419	$1,349
Prepaid and other current assets	1,376	1,445
Value-added taxes receivable	914	852
	$3,709	$3,646

Property, Plant and Equipment, Net

	As of
	January 31, 2024	October 31, 2023
	In millions
Land, buildings and leasehold improvements	$2,348	$2,332
Machinery and equipment, including equipment held for lease	5,452	5,384
	7,800	7,716
Accumulated depreciation	(4,993)	(4,889)
	$2,807	$2,827

Other Non-Current Assets

	As of
	January 31, 2024	October 31, 2023
	In millions
Deferred tax assets	$3,230	$3,155
Intangible assets	1,519	1,593
Right-of-use assets	1,165	1,188
Deposits and prepaid	412	427
Prepaid pension and post-retirement benefit assets	395	393
Other	850	853
	$7,571	$7,609

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Other Current Liabilities

	As of
	January 31, 2024	October 31, 2023
	In millions
Sales and marketing programs	$2,920	$3,053
Deferred revenue	1,424	1,424
Other accrued taxes	1,071	994
Employee compensation and benefit	648	1,046
Warranty	572	569
Operating lease liabilities	459	430
Tax liability	282	217
Other	2,867	2,479
	$10,243	$10,212

Other Non-Current Liabilities

	As of
	January 31, 2024	October 31, 2023
	In millions
Deferred revenue	$1,373	$1,324
Tax liability	926	904
Operating lease liabilities	815	825
Pension, post-retirement, and post-employment liabilities	546	546
Deferred tax liability	31	44
Other	637	688
	$4,328	$4,331

Interest and Other, Net

	Three months ended January 31
	2024	2023
	In millions
Interest expense on borrowings	$(116)	$(143)
Factoring costs	(40)	(32)
Loss on extinguishment of debt	—	(8)
Non-operating retirement-related credits	4	11
Other, net	10	(9)
	$(142)	$(181)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Net Revenue by Region

	Three months ended January 31
	2024	2023
	In millions
Americas	$5,408	$5,747
Europe, Middle East and Africa	4,668	4,636
Asia-Pacific and Japan	3,109	3,415
Total net revenue	$13,185	$13,798
Value of Remaining Performance Obligations
As of January 31, 2024, the estimated value of transaction price allocated to remaining performance obligations was $3.8 billion. HP expects to recognize approximately $1.7 billion of the unearned amount in next 12 months and $2.1 billion thereafter.
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
Contract Liabilities
As of January 31, 2024 and October 31, 2023, HP’s contract liabilities balances were $2.8 billion and $2.7 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Consolidated Condensed Balance Sheets.
The increase in the contract liabilities balance for the three months ended January 31, 2024, was primarily driven by sales of fixed-price support and maintenance services, partially offset by $0.5 billion of revenue recognized that was included in the contract liabilities balance as of October 31, 2023.
Supplier Finance Programs
HP facilitates voluntary supplier finance programs to provide certain suppliers the opportunity to sell their right to HP’s payment obligations to participating financial institutions. Under this program, HP agrees to pay the participating financial institutions the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Participation by suppliers in these programs have no impact on the payment terms and amounts due from HP. HP does not have an economic interest in a supplier's participation in the program and is not a party to the agreement between the supplier and the financial institutions. In connection with these programs, HP does not pledge assets or other forms of guarantees as security for the committed payment to the participating financial institutions. HP pays a monthly service fee to a third-party administrator that provides the supplier finance platform and related support. HP and the participating financial institutions may terminate the agreement upon at least 30 days notice. As of January 31, 2024 and October 31, 2023, HP had $5.3 billion and $6.6 billion respectively, in obligations outstanding (i.e., unpaid invoices) that were confirmed as valid under the supplier finance programs. Of the amounts confirmed as valid under the program and outstanding, the amounts owed to participating financial institutions were $0.7 billion and $0.9 billion as of January 31, 2024 and October 31, 2023, respectively. These obligations are included within the Accounts payable line item of HP’s Consolidated Condensed Balance Sheet.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
    The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2024				As of October 31, 2023
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$502	$—	$502	$—	$589	$—	$589
Government debt(1)	1,029	—	—	1,029	1,900	—	—	1,900
Available-for-Sale Investments:
Financial institution instruments	—	3	—	3	—	3	—	3
Marketable securities and mutual funds	43	49	—	92	33	45	—	78
Derivative Instruments:
Foreign currency contracts	—	212	—	212	—	489	—	489
Other derivatives	—	2	—	2	—	—	—	—
Total assets	$1,072	$768	$—	$1,840	$1,933	$1,126	$—	$3,059
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$43	$—	$43	$—	$58	$—	$58
Foreign currency contracts	—	248	—	248	—	212	—	212
Other derivatives	—	—	—	—	—	2	—	2
Total liabilities	$—	$291	$—	$291	$—	$272	$—	$272
(1)    Government debt includes instruments such as U.S. treasury notes, U.S. agency securities and non-U.S. government bonds. Money market funds invested in government debt and traded in active markets are included in Level 1.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Valuation Techniques
Cash Equivalents and Investments: HP holds time deposits, money market funds, mutual funds, other debt securities primarily consisting of corporate and foreign government notes and bonds, and common stock and equivalents. HP values cash equivalents and equity investments using quoted market prices, alternative pricing sources, including net asset value, or models utilizing market observable inputs. The fair value of debt investments is based on quoted market prices or model-driven valuations using inputs primarily derived from or corroborated by observable market data and, in certain instances, valuation models that utilize assumptions which cannot be corroborated with observable market data.
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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $9.3 billion as compared to its carrying amount of $9.7 billion at January 31, 2024. The fair value of HP’s short- and long-term debt was $8.5 billion as compared to its carrying value of $9.5 billion at October 31, 2023. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of January 31, 2024				As of October 31, 2023
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$502	$—	$—	$502	$589	$—	$—	$589
Government debt	1,029	—	—	1,029	1,900	—	—	1,900
Total cash equivalents	1,531	—	—	1,531	2,489	—	—	2,489
Available-for-Sale Investments:
Financial institution instruments	3	—	—	3	3	—	—	3
Marketable securities and mutual funds	40	52	—	92	40	38	—	78
Total available-for-sale investments	43	52	—	95	43	38	—	81
Total cash equivalents and available-for-sale investments	$1,574	$52	$—	$1,626	$2,532	$38	$—	$2,570
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of January 31, 2024 and October 31, 2023, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of January 31, 2024
	Amortized Cost	Fair Value
	In millions
Due in one year	$3	$3
Non-marketable equity securities in privately held companies are included in Other non-current assets in the Consolidated Condensed Balance Sheets. These amounted to $108 million and $111 million as of January 31, 2024 and October 31, 2023, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded for the three months ended January 31, 2024.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when the net fair value of financial instruments fluctuates from contractually established thresholds. The Company includes gross collateral posted and received in other current assets and other current liabilities in the Consolidated Condensed Balance Sheets, respectively. The fair value of derivatives with credit contingent features in a net liability position was $119 million and $91 million as of January 31, 2024 and as of October 31, 2023, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of January 31, 2024 and October 31, 2023.
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
During the three months ended January 31, 2024 and 2023, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

	As of January 31, 2024					As of October 31, 2023
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$—	$—	$43	$750	$—	$—	$—	$58
Cash flow hedges:
Foreign currency contracts	15,282	173	28	182	59	15,278	410	70	147	52
Total derivatives designated as hedging instruments	16,032	173	28	182	102	16,028	410	70	147	110
Derivatives not designated as hedging instruments
Foreign currency contracts	3,926	11	—	7	—	4,446	9	—	13	—
Other derivatives	130	2	—	—	—	125	—	—	2	—
Total derivatives not designated as hedging instruments	4,056	13	—	7	—	4,571	9	—	15	—
Total derivatives	$20,088	$186	$28	$189	$102	$20,599	$419	$70	$162	$110
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of January 31, 2024 and October 31, 2023, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Condensed Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
As of January 31, 2024
Derivative assets	$214	$—	$214	$170	$40	(1)	$4
Derivative liabilities	$291	$—	$291	$170	$109	(2)	$12
As of October 31, 2023
Derivative assets	$489	$—	$489	$178	$291	(1)	$20
Derivative liabilities	$272	$—	$272	$178	$89	(2)	$5
(1)Represents the cash collateral posted by counterparties as of the respective reporting date for HP’s asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
(2)Represents the collateral posted by HP including any re-use of counterparty cash collateral as of the respective reporting date for HP’s liability position, net of derivative amounts that could be offset as of, generally, two business days prior to the respective reporting date.
Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Derivative Instrument	Hedged Item	Location	Year	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Three months ended January 31
Interest rate contract	Fixed-rate debt	Interest and other, net	2024	$(142)	$15	$(15)
			2023	$(181)	$14	$(14)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive (loss) income was as follows:

	Three months ended January 31
	2024	2023
	In millions
Gain/(loss) recognized in Accumulated other comprehensive (loss) income on derivatives:
Foreign currency contracts	$(162)	$(623)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of cash flow hedges are recorded		Gain/(loss) reclassified from Accumulated other comprehensive (loss) income into earnings
	Three months ended January 31		Three months ended January 31
	2024	2023	2024	2023
	In millions
Net revenue	$13,185	$13,798	$199	$386
Cost of revenue	(10,297)	(11,011)	(40)	(54)
Operating expenses	(1,953)	(2,044)	(3)	(1)
Interest and other, net	(142)	(181)	3	3
Total			$159	$334
As of January 31, 2024, HP expects to reclassify an estimated accumulated other comprehensive loss of $33 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive (loss) income based on the change of market rate, and therefore could have different impact on earnings.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Condensed Statements of Earnings as follows:

	Gain/(loss) recognized in earnings on derivative instrument
		Three months ended January 31
	Location	2024	2023
		In millions
Foreign currency contracts	Interest and other, net	$1	$(44)
Other derivatives	Interest and other, net	4	6
Total		$5	$(38)

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of January 31, 2024		As of October 31, 2023
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Commercial Paper	$100	5.5%	$—	—%
Current portion of long-term debt	193	5.9%	179	6.0%
Notes payable to banks, lines of credit and other	66	1.2%	51	1.0%
	$359		$230
Long-Term Debt

	As of
	January 31, 2024	October 31, 2023
	In millions
U.S. Dollar Global Notes(1)
$1,200 issued at discount to par at a price of 99.863% at 6.00%, due September 2041	$1,199	$1,199
$1,150 issued at discount to par at a price of 99.769% at 2.20%, due June 2025	1,149	1,149
$1,000 issued at discount to par at a price of 99.718% at 3.00%, due June 2027	999	999
$850 issued at discount to par at a price of 99.790% at 3.40%, due June 2030	503	503
$1,000 issued at discount to par at a price of 99.808% at 1.45%, due June 2026	521	521
$1,000 issued at discount to par at a price of 99.573% at 2.65%, due June 2031(2)	997	997
$1,000 issued at discount to par at a price of 99.767% at 4.00%, due April 2029	999	999
$1,000 issued at discount to par at a price of 99.966% at 4.20%, due April 2032	676	676
$900 issued at discount to par at a price of 99.841% at 4.75%, due January 2028	899	899
$1,100 issued at discount to par at a price of 99.725% at 5.50%, due January 2033	1,097	1,097
$500 issued at par at a price of 100% at 4.75%, due March 2029	3	3
	9,042	9,042
Other borrowings at 1.58%-8.30%, due in fiscal years 2024-2030	549	506
Fair value adjustment related to hedged debt	(43)	(58)
Unamortized debt issuance cost	(54)	(57)
Current portion of long-term debt	(193)	(179)
Total long-term debt	$9,301	$9,254
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
Commercial Paper
As of January 31, 2024, HP maintained a U.S. commercial paper program for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. The principal amount outstanding under this program and certain short-term borrowings at any time cannot exceed a $6.0 billion authorization by HP’s Board of Directors.

Table of Contents 10
HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Credit Facilities
As of January 31, 2024, HP maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility, which HP entered into in May 2021, and a $1.0 billion senior unsecured committed 364-day revolving credit facility, which HP entered into in March 2023. Commitments under the $5.0 billion revolving credit facility will be available until May 26, 2026 and commitments under the $1.0 billion 364-day revolving credit facility will be available until March 19, 2024. Commitment fees, interest rates and other terms of borrowing under the revolving credit facilities vary based on HP’s external credit ratings and, for the $5.0 billion facility, certain sustainability metrics. Funds borrowed under the revolving credit facilities may be used for general corporate purposes.
As of January 31, 2024, HP was in compliance with the covenants in the credit agreements governing the revolving credit facilities.
Available Borrowing Resources
As of January 31, 2024, HP had available borrowing resources of $1.0 billion from uncommitted lines of credit in addition to the full capacity of the revolving credit facilities.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three months ended January 31, 2024, HP executed share repurchases of 17.1 million shares and settled total shares for $0.5 billion. Share repurchases executed during the three months ended January 31, 2024 included 0.3 million shares settled in February 2024. During the three months ended January 31, 2023, HP executed share repurchases of 3.6 million shares and settled total shares for $0.1 billion.
The shares repurchased during the three months ended January 31, 2024 and 2023 were all open market repurchase transactions. As of January 31, 2024, HP had approximately $1.5 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

Taxes related to Other Comprehensive Income (Loss)

	Three months ended January 31
	2024	2023
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax provision on unrealized gains arising during the period	$—	$(1)

Tax effect on change in unrealized components of cash flow hedges:
Tax benefit on unrealized losses arising during the period	36	106
Tax provision on gains reclassified into earnings	32	78
	68	184
Tax effect on change in unrealized components of defined benefit plans:
Tax benefit on losses arising during the period	2	—
	2	—

Tax benefit on other comprehensive loss	$70	$183

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Changes and reclassifications related to Other Comprehensive Loss, net of taxes

	Three months ended January 31
	2024	2023
	In millions
Other comprehensive loss, net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	$4	$3

Change in unrealized components of cash flow hedges:
Unrealized losses arising during the period	(126)	(517)
Gains reclassified into earnings	(127)	(256)
	(253)	(773)
Change in unrealized components of defined benefit plans:
Losses arising during the period	(8)	(1)
Amortization of actuarial loss and prior service benefit(1)	2	—
Curtailments, settlements and other	—	1
	(6)	—

Change in cumulative translation adjustment	20	29
Other comprehensive loss, net of taxes	$(235)	$(741)
(1)These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.

The components of Accumulated other comprehensive loss, net of taxes and changes were as follows:

	Three months ended January 31, 2024
	Net unrealized gains (losses) on available-for-sale debt securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$7	$230	$(437)	$(23)	$(223)
Other comprehensive gains (losses) before reclassifications	4	(126)	(8)	20	(110)
Reclassifications of gain into earnings	—	(127)	2	—	(125)
Balance at end of period	$11	$(23)	$(443)	$(3)	$(458)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended January 31
	2024	2023
	In millions, except per share amounts
Numerator:
Net earnings	$622	$469
Denominator:
Weighted-average shares used to compute basic net EPS	995	989
Dilutive effect of employee stock plans	7	7
Weighted-average shares used to compute diluted net EPS	1,002	996
Net earnings per share:
Basic	$0.63	$0.47
Diluted	$0.62	$0.47
Anti-dilutive weighted-average stock-based compensation awards(1)	6	7
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

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of January 31, 2024, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement entered into with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
Litigation, Proceedings and Investigations
Copyright Levies.  Proceedings are ongoing or have been concluded involving HP in certain European countries, challenging the imposition or the modification of levies regimes upon IT equipment (such as PCs or printers) or the restrictions to exonerate the application of private copying levies on devices purchased by business users. The levies are generally based upon the number of products sold and the per-product amounts of the levies, which vary. Some European countries are expected to implement legislation to introduce or extend existing levy schemes to digital devices. HP, other companies and various industry associations have opposed the extension of levies to the digital product and certain requirements for business sales exemptions and have advocated alternative models of compensation to rights holders.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Caltech Patent Litigation. On November 11, 2020, the California Institute of Technology (“Caltech”) filed a complaint against HP for patent infringement in the federal court for the Western District of Texas. On March 19, 2021, Caltech filed an amendment to this same complaint. The complaint as amended alleges infringement of five of Caltech’s patents, U.S. Patent Nos. 7,116,710; 7,421,032; 7,716,552; 7,916,781; and 8,284,833. The accused products are HP commercial and consumer PCs as well as wireless printers that comply with the IEEE 802.11n, 802.11ac, and/or 802.11ax standards. Caltech seeks unspecified damages and other relief. In August 2021, the court stayed the case pending the decision in related cases brought by Caltech against Apple and Broadcom. On November 6, 2023, the court issued an order maintaining the stay of all discovery and deadlines pending discovery relating to whether Caltech has standing to bring suit with respect to the asserted patents and the court’s resolution of that issue. A hearing concerning Caltech’s standing is scheduled for May 2024.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Legal Proceedings re Authentication of Supplies. Since 2016, HP has from time to time been named in civil litigation, or been the subject of government investigations, involving supplies authentication protocols used in certain HP printers in multiple geographies, including but not limited to the United States, Italy, Israel, the Netherlands, Australia and New Zealand. The supplies authentication protocols are often referred to as Dynamic Security. The core allegations in these proceedings claim misleading or inadequate consumer notifications and permissions pertaining to the use of Dynamic Security, the installation of firmware updates, or the potential inability of cartridges with clone chips or circuitry to work in HP printers with Dynamic Security. Plaintiffs base or have based their claims on various legal theories, including but not limited to unfair competition, computer trespass, and similar statutory claims. Among other relief, Plaintiffs have sought or seek money damages and in certain cases have or may seek injunctive relief against the use or operation of Dynamic Security or relief requiring interoperability. If HP is not successful in its defense of these cases or investigations, it could be subject to damages, penalties, significant settlement demands, or injunctive relief that may be costly or may disrupt operations. Certain of these proceedings in Italy, the Netherlands, Israel, Australia and New Zealand have been resolved, have concluded, or have concluded subject only to HP’s pending appeal. Civil litigation filed by Digital Revolution B.V. (trading as 123Inkt) against HP Nederlands B.V., et al. (Netherlands) in March 2020, including its competition claim, remains pending. Both parties have appealed. In addition, two putative class actions have been filed against HP in federal court in California, in December 2020, April 2022, and one in federal court in Illinois, in January 2024, arising out of the use of Dynamic Security firmware updates in HP Laserjet printers, in HP Inkjet printers, and in both, respectively. Plaintiffs in these cases seek compensatory damages, restitution, injunctive relief against alleged unfair and anticompetitive business practices, and other relief. In the case directed to Laserjet printers, plaintiffs filed a motion for class certification, and, on December 8, 2023, the court entered an order denying in full plaintiffs’ request to certify a damages class and granting certification of a narrowed injunctive relief class composed of those who did not see HP’s disclosures. In its order, the court declined at this juncture to resolve the merits of the sufficiency of HP’s disclosures. The other cases are in their early stages.
Autonomy-Related Legal Proceedings.
As the result of an internal investigation, HP obtained information about certain accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred before and in connection with its 2011 acquisition of Autonomy. On April 17, 2015, four former HP subsidiaries that became subsidiaries of Hewlett Packard Enterprise at the time of the Separation (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems, Limited, and Autonomy, Inc.) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain, for breach of their fiduciary duties in causing Autonomy group companies to engage in improper transactions and accounting practices. The claims seek more than $5 billion in damages. Messrs. Lynch and Hussain filed defenses and Mr. Lynch filed a counterclaim seeking $160 million in damages for alleged misstatements regarding Lynch. Trial concluded in January 2020. On May 17, 2022, the court issued its final judgment, finding that HP succeeded on substantially all claims and that Messrs. Lynch and Hussein engaged in fraud, and dismissing Mr. Lynch’s counterclaim. The court deferred its damages ruling to a later, separate judgment to be issued after further proceedings, which began on February 12, 2024, but indicated that damages awarded may be substantially less than is claimed. Litigation is unpredictable, and there can be no assurance that HP will recover damages or as to how any award of damages will compare with the amount claimed. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery. In addition, Messrs. Hussein and Lynch, and Stephen Chamberlain, former VP of Finance of Autonomy, were each indicted on federal criminal charges in the Northern District of California. On April 30, 2018, a jury found Mr. Hussein guilty of conspiracy to commit wire fraud, securities fraud, and multiple counts of wire fraud, and that judgment was affirmed on appeal in August 2020. Messrs. Lynch and Chamberlain are set to face trial on charges of conspiracy to commit wire fraud, and multiple counts of wire fraud on March 18, 2024. HP is continuing to cooperate with the ongoing enforcement actions.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Nokia Patent Litigation. On October 31, 2023, Nokia filed a complaint for patent infringement against HP in federal court for the District of Delaware asserting ten patents and filed two companion complaints with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act against HP, asserting seven of the ten patents asserted in the federal court case. The complaints allege that HP products that are compliant with certain video coding technology standards, including Advanced Video Coding (H.264) or High Efficiency Video Coding (H.265) standards, infringe Nokia’s patents. In November 2023, the ITC instituted investigations on Nokia’s complaints. On December 11, 2023, HP filed counterclaims against Nokia in the Delaware action, including claims that Nokia violated its commitments to license standard-essential patents on fair, reasonable, and non-discriminatory (“FRAND”) terms, and seeking a court determination of the proper FRAND rate. Nokia’s patent litigation against HP also includes a lawsuit filed in November 2023 against HP and six of its subsidiaries in the European Unified Patent Court in Germany, 2 lawsuits filed in November 2023 but served in January 2024 against HP and its German subsidiary in state court in Munich, Germany, and a lawsuit filed on December 1, 2023, against a subsidiary, HP Brasil Indústria e Comércio de Equipamentos Eletrônicos Ltda. (“HP Brazil”), in the state court in Rio de Janeiro in Brazil. In Brazil, Nokia alleged that HP’s products contain “skip mode” technology compatible with H.264 video standards that infringes one of Nokia’s Brazilian patents. On December 4, 2023, before HP had received service of the lawsuit, the court granted Nokia an ex parte preliminary injunction against HP Brazil’s commercialization of such products in Brazil. HP has appealed the injunction and asked the appellate court to suspend its enforcement. If the court does not do so, the injunction in Brazil will take effect and remain in place unless overturned on appeal, until the state court revokes or modifies it, or the case is resolved. If HP is not successful in its defenses, it may be subject to injunctions, orders to recall products in Germany and other EU countries, or licensing demands to avoid potential disruptions to its business. On January 31, 2024, HP Brazil filed the non-infringement defense and a patent nullity action against Nokia. Given the procedural posture and nature of these cases, including proceedings that are in their early stages and have significant factual and legal issues to be resolved, HP is unable to make a reasonable estimate of the potential loss or range of losses that may arise from these matters.
R2 Semiconductor Litigation. In November 2022, R2 Semiconductor, Inc. (“R2”) filed a lawsuit in the Dusseldorf Regional Court in Germany against Intel Deutschland GmbH, HP Deutschland GmbH and certain other Intel customers. R2 asserts one European patent is infringed by HP’s products that contain certain Intel processors. R2 seeks an injunction prohibiting the sale of the alleged infringing products. Intel is indemnifying HP subject to certain limitations in the parties’ agreement. The Dusseldorf Regional Court conducted a trial on December 7, 2023 and issued an adverse judgment on February 7, 2024. The Court’s judgment imposes an injunction prohibiting sales of the accused products in Germany, an order to stop all other infringing actions, and an order to issue a communication to commercial customers recalling the relevant products sold since March 5, 2020, which could take effect upon notice of R2’s payment of the required sureties and remain in place unless stayed or overturned on appeal or the parties reach an agreement. On February 8, 2024, HP filed an appeal and request for a stay of the judgment pending appeal. Given the procedural posture, the nature of the case, and the relationship with Intel, HP is unable to make a reasonable estimate of the potential loss or range of losses that might arise from this lawsuit and that would not be indemnifiable by Intel.
Litigation with Access Advance Patent Pool regarding video codecs. Access Advance LLC (“Access Advance”) is an independent licensing administrator formed to license allegedly essential patents for standards-based video codecs, which it licenses through various licensing pools. In late 2023, members of Access Advance’s HEVC Advance patent pool launched a patent litigation campaign against HP in Germany and Europe. To date, three pool members, Dolby, Mitsubishi Electric (“Mitsubishi”) and Konikijke Philips N.V. (“Philips”) have each filed patent infringement lawsuits against HP and various affiliates. Specifically, Dolby filed a lawsuit against HP and 14 affiliates in the new Unified Patent Court (UPC) in Düsseldorf, and Mitsubishi and Philips each filed a lawsuit against HP and two affiliates in the State Court in Munich, Germany. The complaints allege that HP products that are compliant with the High Efficiency Video Coding (H.265) standard infringe the pool members' respective patents, seek an injunction, and allege that HP has failed to act as a willing licensee of HEVC essential patents based on HP's negotiations with Access Advance. If HP is not successful in its defenses in these suits, it may be subject to injunctions, recall orders, and claims for damages or face licensing demands to avoid potential disruptions to its business. Given the procedural posture and nature of these cases, which are in their early stages and have significant factual and legal issues to be resolved, HP is unable to make a reasonable estimate of the potential loss or range of losses that may arise from these matters.
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
HP’s aggregate product warranty liabilities and changes were as follows:

Three months ended January 31, 2024
In millions
Balance at beginning of period	$706
Accruals for warranties issued	183
Adjustments related to pre-existing warranties (including changes in estimates)	19
Settlements made (in cash or in kind)	(229)
Balance at end of period	$679

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
We have three reportable segments: Personal Systems, Printing, and Corporate Investments. The Personal Systems segment offers commercial and consumer desktops and notebooks, detachables and convertibles, workstations, thin clients, commercial mobility devices, retail POS systems, displays, hybrid systems, software, solutions, and services. The Printing segment provides consumer and commercial printer hardware, supplies, solutions and services. Corporate Investments include certain business incubation and investment projects.
•In Personal Systems, our long-term strategic focus is on:
◦profitable growth through innovation, market segmentation and simplification of our portfolio
◦enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes;
◦investing in endpoint services and solutions. We are focused on services, including Device as a Service, as the market shifts to contractual solutions, and accelerating in attractive adjacencies such as hybrid systems; and
◦driving innovation to enable productivity and collaboration with PCs becoming essential for hybrid work, learning and play.
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
Certain aspects of our business are identified as key growth areas, and we are committed to growing these at a rate faster than our core business with accretive margins in the longer term. The key growth areas are comprised of;
•Hybrid Systems: Video conferencing solutions, cameras, headsets, voice, and related software capabilities
•Gaming: Gaming PCs, HyperX and gaming accessories
•Workforce Solutions: Managed services (Managed Print Service and Device-as-a-Service), digital services and lifecycle services
•Consumer Subscriptions: Instant Ink, other consumer subscriptions and consumer digital services
•Industrial Graphics: Large Format Industrial, Page Wide Press (PWP), Indigo and Page Wide Industrial packaging solutions and supplies

•3D & Personalization: Portfolio of additive manufacturing solutions and supplies including end-to-end solutions such as molded fiber, footwear and orthotics
We believe our ability to innovate will help us gain momentum in growth areas like hybrid systems and gaming, and we see significant opportunities to drive greater recurring revenues across Personal Systems and Printing. Our Workforce Solutions organization drives integration across our commercial services, software and security portfolio. We continue to build on strong portfolios like Instant Ink to grow our Consumer Subscription business. In Industrial Graphics, we are driving the shift from analog to digital in segments like labels and packaging. In 3D and Personalization, we are creating end-to-end solutions that we believe can capture more value with our differentiated technology.
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
•    In Personal Systems, we face challenges with a competitive pricing environment and demand softness.
•    In Printing, we face challenges from our competitors with a favorable foreign currency environment and non-original supplies (which includes imitation, refill, or remanufactured alternatives). We also obtain many Printing components from single source suppliers due to technology, availability, price, quality, or other considerations.
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
Macroeconomic Environment
Our business and financial performance depend significantly on worldwide economic conditions. We face global macroeconomic challenges such as ongoing geopolitical conflicts (including the Russian invasion of Ukraine, tensions across the Taiwan Strait, the Israel-Hamas conflict and other hostilities in the Middle East), uncertainty in the markets, volatility in exchange rates, inflationary trends and evolving dynamics in the global trade environment. We also experience seasonality in the sale of our products and services which may be affected by general economic conditions.
During the three months ended January 31, 2024, we experienced continued market uncertainty, overall demand weakness due to cautious commercial spending on information technology hardware, reduced discretionary consumer spending and a competitive pricing environment across both Personal Systems and Printing, and we anticipate these trends to persist in the short-term. These market pressures created new and different demand dynamics which adversely impacted certain regional markets, specifically China. Despite the overall macroeconomic challenges, in Personal Systems we outperformed the market in units while maintaining profitability and in Printing we continue to execute on our strategy of optimizing the geographic and product mix. Our revenue declines continued to slow sequentially, consistent with the stabilizing trends we expected heading into the year.
We are exposed to fluctuations in foreign currency exchange rates. We have a large global presence, with more than 65% of our net revenue coming from outside the United States. As a result, our financial results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. While the foreign currency fluctuations were favorable to our financial results in Q1’24, we expect these fluctuations to have a minimal impact to our financial results in fiscal 2024.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

Transformation Update
In November 2022, we announced our Future Ready Plan (the “Fiscal 2023 Plan”) to become a more digitally enabled company, focus investments on key growth opportunities and simplify our operating model. The Fiscal 2023 Plan is expected to run through end of fiscal year 2025. The three key elements of our Fiscal 2023 Plan are digital transformation, portfolio optimization, and operational efficiency. We are on track to achieve our gross annual run-rate structural cost savings target for fiscal year 2024 as well as the overall goal exiting fiscal year 2025.
We enhanced our digital capabilities in Workforce Solutions and continued to leverage AI to positively impact both our products and solutions. Additionally, we are reducing portfolio complexity, improving continuity of supply, and increasing our forecast accuracy across our business to drive reduction in our cost of sales and operating expenses. We also continued to reduce our structural cost through headcount reductions and are on track to achieve our overall headcount reduction goal. We expect to continue to invest some of the savings into our growth areas and our people.
See “Risk Factors—We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. For more information on our Fiscal 2023 Plan, see Note 3, “Restructuring and Other Charges,” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management believes that there have been no significant changes during the three months ended January 31, 2024 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

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

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2024		2023
	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue:
Products	$12,419	94.2%	$13,044	94.5%
Services	766	5.8%	754	5.5%
Total net revenue	13,185	100.0%	13,798	100.0%
Cost of net revenue:
Products(1)	9,871	79.5%	10,589	81.2%
Services(2)	426	55.6%	422	56.0%
Total cost of net revenue	10,297	78.1%	11,011	79.8%
Gross Margin	2,888	21.9%	2,787	20.2%
Research and development	399	3.0%	403	2.9%
Selling, general and administrative	1,383	10.5%	1,331	9.7%
Restructuring and other charges	63	0.5%	141	1.0%
Acquisition and divestiture charges	27	0.2%	84	0.6%
Amortization of intangible assets	81	0.6%	85	0.6%
Total operating expenses	1,953	14.8%	2,044	14.8%
Earnings from operations	935	7.1%	743	5.4%
Interest and other, net	(142)	(1.1)%	(181)	(1.3)%
Earnings before taxes	793	6.0%	562	4.1%
Provision for taxes	(171)	(1.3)%	(93)	(0.7)%
Net earnings	$622	4.7%	$469	3.4%

(1)Products cost of net revenue as a percentage of net revenue is calculated as a percentage of product net revenue.
(2)Services cost of net revenue as a percentage of net revenue is calculated as a percentage of services net revenue.
Net Revenue
Products net revenue includes revenue from the sale of hardware, supplies, subscriptions and software licenses. Services net revenue includes revenue from our service offerings and support on hardware devices. For the three months ended January 31, 2024, net revenue decreased 4.4% (decreased 4.9% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 7.0% to $4.4 billion, and net revenue from international operations decreased 3.1% to $8.8 billion. The decrease in net revenue was primarily driven by demand softness and competitive pricing in products, partially offset by favorable foreign currency impacts while services increased nominally.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.

Gross Margin
For the three months ended January 31, 2024, gross margin increased by 1.7 percentage points primarily driven by products gross margin due to lower commodity and logistics costs, favorable foreign currency impacts and cost savings, partially offset by competitive pricing while services gross margin increased nominally.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense decreased 1.0% for the three months ended January 31, 2024, primarily due to lower variable compensation and disciplined cost management, partially offset by higher R&D partner funding received in the prior period.
Selling, General and Administrative (“SG&A”)
SG&A expense increased 3.9% for the three months ended January 31, 2024 primarily due to higher go-to market initiatives, partially offset by lower variable compensation and disciplined cost management including Future Ready transformation savings.
Restructuring and Other Charges
Restructuring and other charges for the three months ended January 31, 2024 primarily relate to the Fiscal 2023 Plan. For more information, see Note 3, “Restructuring and other charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Acquisition and Divestiture Charges
Acquisition and divestiture charges primarily include direct third-party professional and legal fees, integration and divestiture-related costs, non-cash adjustments to the fair value of certain acquired assets, such as inventory, and certain compensation charges related to cash settlement of restricted stock units and performance-based restricted stock units from acquisitions. Acquisition and divestiture charges for the three months ended January 31, 2024 decreased by $57 million primarily due to the fiscal year 2022 Poly acquisition and continuing integration progress.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended January 31, 2024 primarily relate to intangible assets resulting from prior acquisitions and remained flat.
Interest and Other, Net
Interest and other, net expense decreased $39 million for the three months ended January 31, 2024 primarily due to lower interest expense on debt.
Provision for Taxes
HP’s effective tax rate was 21.6% for the three months ended January 31, 2024, which did not materially differ from the U.S. federal statutory tax rate of 21%.
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

Segment Information
During the first quarter of fiscal year 2024, HP realigned its business unit financial reporting more closely with its customer market segmentation. A description of the products and services for each segment and the business unit realignment can be found in Note 2, “Segment Information” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.
Personal Systems

	Three months ended January 31
	2024	2023	% Change
	Dollars in millions
Net revenue	$8,809	$9,185	(4.1)%
Earnings from operations	$537	$475	13.1%
Earnings from operations as a % of net revenue	6.1%	5.2%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue		Weighted Net Revenue Change(1)
	2024	2023
	Dollars in millions		Percentage Points
Commercial PS	$6,045	$6,382	(3.7)
Consumer PS	2,764	2,803	(0.4)
Total Personal Systems	$8,809	$9,185	(4.1)
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Three months ended January 31, 2024 compared with three months ended January 31, 2023
Personal Systems net revenue decreased 4.1% (decreased 4.9% on a constant currency basis) for the three months ended January 31, 2024. The net revenue decrease was primarily due to a decline in average selling price (“ASPs”) by 7.5%, offset by a 5.1% increase in commercial and consumer client PCs unit volume as we outperformed the market in units while maintaining profitability. The decline in ASPs is primarily due to competitive pricing and unfavorable mix shifts, partially offset by favorable currency impacts. Consequently, Commercial PS net revenue decreased 5.3% primarily due to a 5.1% decline in ASPs, partially offset by a 1.9% increase in units and Consumer PS net revenue decreased 1.4% primarily due to a 10.4% decline in ASPs, partially offset by a 9.8% increase in units.
Personal Systems earnings from operations as a percentage of net revenue increased by 0.9 percentage points. The increase was primarily driven by an increase in gross margin, partially offset by an increase in operating expenses as a percentage of revenue. Gross margin increased primarily due to lower commodity and logistics costs, favorable foreign currency impacts and cost savings, partially offset by competitive pricing. Operating expenses as a percentage of revenue increased due to higher go-to market initiatives and higher R&D partner funding received in the prior year, partially offset by lower variable compensation and disciplined cost management including Future Ready transformation savings.

Printing

	Three months ended January 31
	2024	2023	% Change
	Dollars in millions
Net revenue	$4,375	$4,612	(5.1)%
Earnings from operations	$872	$870	0.2%
Earnings from operations as a % of net revenue	19.9%	18.9%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue		Weighted Net Revenue Change(1)
	2024	2023
	Dollars in millions		Percentage Points
Supplies	$2,863	$2,857	0.1
Commercial	1,227	1,388	(3.5)
Consumer	285	367	(1.7)
Total Printing	$4,375	$4,612	(5.1)
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Three months ended January 31, 2024 compared with three months ended January 31, 2023
Printing net revenue decreased 5.1% (decreased 4.8% on a constant currency basis) for the three months ended January 31, 2024. The decrease in net revenue was driven by Commercial Printing and Consumer Printing, while Supplies net revenue increased nominally. Printer unit volume decreased 16.5% primarily due to demand softness and Print hardware ASPs decreased 2.8% primarily due to competitive pricing and unfavorable mix shifts.
Net revenue for Commercial Printing decreased by 11.6% primarily due to a 18.3% decrease in printer unit volume due to demand softness, partially offset by a 1.0% increase in ASPs. The increase in ASPs was primarily driven by mix shifts, partially offset by competitive pricing.
Net revenue for Consumer Printing decreased 22.3%, primarily due to a 9.0% decrease in ASPs and 15.4% decrease in printer unit volume. The decrease in printer unit volume was primarily due to demand softness and the decrease in ASPs was primarily driven by competitive pricing, partially offset by favorable mix shifts.
Printing earnings from operations as a percentage of net revenue increased by 1.0 percentage point, primarily due to a increase in gross margin, partially offset by higher operating expenses as a percentage of revenue. The increase in gross margin is primarily due to lower printer unit volume, lower commodity and logistics costs, as well as cost savings. Operating expenses as a percentage of revenue increased primarily due to go-to market initiatives, partially offset by lower variable compensation and disciplined cost management including Future Ready transformation savings.
Corporate Investments
The loss from operations in Corporate Investments for the three months ended January 31, 2024 was primarily due to expenses associated with our incubation projects and investments in digital enablement.

LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that current cash, cash flow from operating activities, new borrowings, available commercial paper authorization and the credit facilities will be sufficient to meet HP’s operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and post-retirement funding requirements, authorized share repurchases and annual dividend payments for the foreseeable future. Additionally, if suitable acquisition opportunities arise, the Company may obtain all or a portion of the required financing through additional borrowings. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 and the market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this report.
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
Liquidity
Our cash, cash equivalents and restricted cash and total debt were as follows:

	As of
	January 31, 2024	October 31, 2023
	In millions
Cash and cash equivalents	$2,263	$3,107
Restricted cash	$154	$125
Total debt	$9,660	$9,484

Our key cash flow metrics were as follows:

	Three months ended January 31
	2024	2023
	In millions
Net cash provided by (used in) operating activities	$121	$(16)
Net cash used in investing activities	(228)	(435)
Net cash used in financing activities	(708)	(925)
Net decrease in cash, cash equivalents and restricted cash	$(815)	$(1,376)
Operating Activities
Compared to the corresponding period in fiscal year 2023, net cash provided by operating activities increased by $0.1 billion for the three months ended January 31, 2024, primarily due to higher net earnings and favorable working capital impacts, partially offset by amounts collected and held on behalf of a third party for trade receivables previously sold and higher variable compensation payout in the current period for fiscal year 2023.

Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	January 31, 2024	October 31, 2023	Change	January 31, 2023	October 31, 2022	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	26	28	(2)	28	28	—	(2)
Days of supply in inventory (“DOS”)	61	57	4	60	57	3	1
Days of purchases outstanding in accounts payable (“DPO”)	(116)	(117)	1	(110)	(114)	4	(6)
Cash conversion cycle	(29)	(32)	3	(22)	(29)	7	(7)
January 31, 2024 as compared to January 31, 2023
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for credit losses, by a 90-day average net revenue. The decrease in DSO was primarily driven by favorable revenue linearity and improved collections.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. The increase in DOS is primarily due to strategic buys in Personal Systems and higher in-transit sea shipments, offset by inventory reduction in Print.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. The increase in DPO was primarily driven by favorable payment terms with vendors.
Investing Activities
Compared to the corresponding period in fiscal year 2023, net cash used in investing decreased by $0.2 billion for the three months ended January 31, 2024, primarily due to lower collateral posted for derivative instruments.
Financing Activities
Compared to the corresponding period in fiscal year 2023, net cash used in financing activities decreased by $0.2 billion for the three months ended January 31, 2024, primarily due the lower net payment of debt of $0.4 billion and collateral returned for derivative instruments of $0.2 billion in the prior period, partially offset by a $0.4 billion increase in share repurchases.
Share Repurchases and Dividends
During the three months ended January 31, 2024, HP returned $0.8 billion to the shareholders in the form of cash dividends of $0.3 billion and share repurchases of $0.5 billion. As of January 31, 2024, HP had approximately $1.5 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 10, “Stockholders’ Deficit”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure as well as credit rating considerations. Depending on these factors, we may, from time to time, incur additional indebtedness or repay or refinance existing indebtedness. Outstanding borrowings increased to $9.7 billion as of January 31, 2024 as compared to $9.5 billion as of October 31, 2023, bearing weighted-average interest rates of 4.2% for both January 31, 2024 and October 31, 2023.

Our weighted-average interest rate reflects the effective rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 8, “Financial Instruments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of January 31, 2024, we maintained a 5-year sustainability-linked senior unsecured committed revolving credit facility with aggregate lending commitments of $5.0 billion which will be available until May 26, 2026. In March 2023, we also entered into a $1.0 billion senior unsecured committed revolving credit facility with a 364-day maturity. Funds borrowed under the revolving credit facilities may be used for general corporate purposes.
Available Borrowing Resources
As of January 31, 2024, we had available borrowing resources of $1.0 billion from uncommitted lines of credit in addition to the full capacity of the revolving credit facilities.
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

CONTRACTUAL AND OTHER OBLIGATIONS
Retirement and Post-Retirement Benefit Plan Contributions
As of January 31, 2024, we anticipate making contributions for the remainder of fiscal year 2024 of approximately $34 million to our non-U.S. pension plans, $25 million to cover benefit payments to U.S. non-qualified pension plan participants and $1 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.4 billion. We expect to make future cash payments of $0.2 billion in fiscal year 2024 with remaining cash payments through fiscal year 2025. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of January 31, 2024, we had approximately $943 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HP, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. Our exposure to market risk has not changed materially since October 31, 2023.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.
Material Weakness
As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2023, we previously identified a material weakness in internal control over financial reporting. The material weakness resulted from undue reliance on information generated from certain software solutions affecting net revenue without effectively designed information technology general controls (“ITGCs”), specifically around user access and change management. Information generated from these software solutions is used by management in accounting for net revenue, including estimating variable consideration, and certain of these software solutions are used in the processing of revenue-related transactions.
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
Changes in Internal Control over Financial Reporting
As described above, we are taking steps to remediate the material weakness in our internal control over financial reporting. Other than in connection with the remediation process described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended January 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 12, “Litigation and Contingencies” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases during the three months ended January 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
November 2023	—	$—	—	$2,034,564
December 2023	3,667	$30.30	3,667	$1,923,463
January 2024	13,082	$29.73	13,082	$1,534,564
Total	16,749		16,749
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On February 22, 2020, HP’s Board of Directors increased HP’s remaining share repurchase authorization to $15.0 billion in total. All share repurchases settled in the first quarter of fiscal year 2024 were open market transactions. As of January 31, 2024, HP had approximately $1.5 billion remaining under the share repurchase authorizations. From time-to-time HP may repurchase shares opportunistically and to offset the dilution created by shares issued under employee stock plans.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the three months ended January 31, 2024, no such plans or other arrangements were adopted or terminated.

Item 6. Exhibits.
The Exhibit Index beginning on page 52 of this report sets forth a list of exhibits.

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(c)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	10-K	001-04423	3(e)	December 18, 2023
3(f)	Certificate of Designations of Series A Junior Participating Preferred Stock of HP Inc.	8-K	001-04423	3.1	February 20, 2020
4(a)	Form of Senior Indenture	S-3	333-215116	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-215116	4.2	December 15, 2016
4(c)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(d)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(e)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012
4(f)	Specimen certificate for the Registrant’s common stock.	8-A/A	001-04423	4.1	June 23, 2006
4(g)	First Supplemental Indenture, dated as of March 26, 2018, to the Indenture, dated as of June 1, 2000, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04423	4(j)	June 5, 2018
4(h)	Description of HP Inc.’s securities.	10-K	001-04423	4(h)	December 18, 2023
4(i)	Indenture, dated as of June 17, 2020, between HP Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-04423	4.1	June 17, 2020
4(j)	Form of 2.200% notes due 2025 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.5	June 17, 2020
4(k)	Form of 3.000% notes due 2027 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.5	June 17, 2020
4(l)	Form of 3.400% notes due 2030 and related Officers’ Certificate.	8-K	001-04423	4.4 and 4.5	June 17, 2020
4(m)	First Supplemental Indenture, dated as of June 16, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-04423	4.2	June 21, 2021
4(n)	Registration Rights Agreement, dated as of June 16, 2021, by and among the Registrant and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers of the Notes.	8-K	001-04423	4.3	June 21, 2021
4(o)	Form of 4.000% notes due 2029 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.4	March 31, 2022
4(p)	Form of 4.200% notes due 2032 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	March 31, 2022
4(q)	Form of 4.750% notes due 2028 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.4	June 21, 2022
4(r)	Form of 5.500% notes due 2033 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	June 21, 2022
4(s)	Second Supplemental Indenture, dated as of September 1, 2022, between HP Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-04423	4.2	September 7, 2022

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(e)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(f)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(g)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(h)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(i)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(j)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(k)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(1)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(m)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(n)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(q)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(r)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(e)(e)(e)	March 11, 2015
10(s)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(t)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(u)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(v)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(w)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2017.*	10-K/A	001-04423	10(n)(n)	December 15, 2017
10(y)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective February 28, 2020.*	10-Q	001-04423	10(p)(p)	March 5, 2020
10(z)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(a)(a)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(b)(b)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(c)(c)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(d)(d)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(e)(e)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(f)(f)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(g)(g)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(h)(h)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(i)(i)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(h)(h)(h)	December 13, 2018
10(j)(j)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2018).*	10-Q	001-04423	10(j)(j)(j)	March 5, 2019
10(k)(k)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018).*	10-Q	001-04423	10(k)(k)(k)	March 5, 2019
10(l)(l)	Form of Grant Agreement for grants of restricted stock units (for use from July 1, 2019).*	10-Q	001-04423	10(l)(l)(l)	August 29, 2019
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(m)(m)(m)	December 12, 2019
10(n)(n)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(n)(n)(n)	December 12, 2019

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)(o)	Form of Grant Agreement for grants of stock options for directors (for use from January 15, 2020).*	10-Q	001-04423	10(m)(m)(m)	March 5, 2020
10(p)(p)	Form of Grant Agreement for grants of restricted stock units for directors (for use from January 15, 2020).*	10-Q	001-04423	10(n)(n)(n)	March 5, 2020
10(q)(q)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(o)(o)(o)	March 5, 2020
10(r)(r)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(p)(p)(p)	March 5, 2020
10(s)(s)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(q)(q)(q)	March 5, 2020
10(t)(t)	Amendment Number One to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(r)(r)(r)	June 5, 2020
10(u)(u)	Amendment Number One to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(s)(s)(s)	June 5, 2020
10(v)(v)	HP Inc. 2021 Employee Stock Purchase Plan.*	10-Q	001-04423	10(t)(t)(t)	June 5, 2020
10(w)(w)	Amendment Number Two to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective September 21, 2020.*	10-K	001-04423	10(x)(x)(x)	December 10, 2020
10(x)(x)	Amendment Number Two to Registrant's 2005 Executive Deferred Compensation Plan (as amended effective September 21, 2020).*	10-K	001-04423	10(y)(y)(y)	December 10, 2020
10(y)(y)	Form of Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(x)(x)(x)	March 5, 2021
10(z)(z)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(y)(y)(y)	March 5, 2021
10(a)(a)(a)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(z)(z)(z)	March 5, 2021
10(b)(b)(b)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)(a)	March 5, 2021
10(c)(c)(c)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(b)(b)(b)(b)	March 5, 2021
10(d)(d)(d)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(c)(c)(c)(c)	March 5, 2021
10(e)(e)(e)	Form of Grant Agreement for grants of restricted stock units for directors.*	10-Q	001-04423	10(d)(d)(d)(d)	March 5, 2021
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
		10-Q	001-04423	10(a)(a)(a)(a)	March 1, 2023
10(b)(b)(b)(b)	Form of Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan).*	10-Q	001-04423	10(b)(b)(b)(b)	March 1, 2023
10(c)(c)(c)(c)	Form of Retention Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan).*	10-Q	001-04423	10(c)(c)(c)(c)	March 1, 2023
10(d)(d)(d)(d)	2023 Amendment to the HP Inc. Cash Account Restoration Plan.*	10-Q	001-04423	10(d)(d)(d)(d)	May 31, 2023
10(e)(e)(e)(e)	Third Amendment to the HP Inc. Excess Benefit Plan.*	10-Q	001-04423	10(e)(e)(e)(e)	May 31, 2023
10(f)(f)(f)(f)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2023).*†
10(g)(g)(g)(g)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2023).*†
10(h)(h)(h)(h)	Form of Grant Agreement for grants of non-qualified stock options (for use from November 1, 2023).*†
10(i)(i)(i)(i)	Form of Retention Grant Agreement for grants of non-qualified stock options (for use from November 1, 2023).*†
10(j)(j)(j)(j)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2023).*†
10(k)(k)(k)(k)	Form of Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan for use from December 1, 2023).*†
10(l)(l)(l)(l)	Form of Retention Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan for use from December 1, 2023).*†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).†

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

HP INC.
/s/ TIMOTHY BROWN
Timothy Brown Interim Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: February 28, 2024