Form 10-Q
period 2024-07-31
HP INC
filed 2024-08-29
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP Inc. common stock outstanding as of July 31, 2024 was 963,717,799 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended July 31, 2024
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

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

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2024	2023	2024	2023
	In millions, except per share amounts
Net revenue:
Products	$12,750	$12,422	$37,212	$37,615
Services	769	774	2,292	2,286
Total net revenue	13,519	13,196	39,504	39,901
Cost of net revenue:
Products	10,164	9,939	29,359	30,085
Services	449	435	1,328	1,293
Total cost of net revenue	10,613	10,374	30,687	31,378
Gross margin	2,906	2,822	8,817	8,523
Research and development	413	354	1,248	1,167
Selling, general and administrative	1,404	1,302	4,249	4,031
Restructuring and other charges	46	75	180	416
Acquisition and divestiture charges	22	48	71	205
Amortization of intangible assets	81	91	242	262
Total operating expenses	1,966	1,870	5,990	6,081
Earnings from operations	940	952	2,827	2,442
Interest and other, net	(113)	(16)	(410)	(357)
Earnings before taxes	827	936	2,417	2,085
(Provision for) benefit from taxes	(187)	(170)	(548)	204
Net earnings	$640	$766	$1,869	$2,289

Net earnings per share:
Basic	$0.65	$0.77	$1.90	$2.31
Diluted	$0.65	$0.76	$1.88	$2.29

Weighted-average shares used to compute net earnings per share:
Basic	979	993	986	991
Diluted	990	1,002	994	999
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2024	2023	2024	2023
	In millions
Net earnings	$640	$766	$1,869	$2,289
Other comprehensive (loss) income before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	3	1	7	5

Change in unrealized components of cash flow hedges:
Unrealized losses arising during the period	(36)	(68)	(47)	(757)
(Gains) losses reclassified into earnings	(87)	68	(251)	(104)
	(123)	—	(298)	(861)
Change in unrealized components of defined benefit plans:
Gains arising during the period	—	—	13	5
Amortization of actuarial loss and prior service benefit	1	—	5	—
Curtailments, settlements and other	1	—	2	—
	2	—	20	5

Change in cumulative translation adjustment	11	10	25	48
Other comprehensive (loss) income before taxes	(107)	11	(246)	(803)
Benefit from taxes	24	3	54	164
Other comprehensive (loss) income, net of taxes	(83)	14	(192)	(639)
Comprehensive income	$557	$780	$1,677	$1,650
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	July 31, 2024	October 31, 2023
	In millions, except par value
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$2,878	$3,232
Accounts receivable, net of allowance for credit losses of $83 and $93, respectively	4,659	4,237
Inventory	7,790	6,862
Other current assets	3,988	3,646
Total current assets	19,315	17,977
Property, plant and equipment, net	2,831	2,827
Goodwill	8,606	8,591
Other non-current assets	7,307	7,609
Total assets	$38,059	$37,004
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$1,396	$230
Accounts payable	15,447	14,046
Other current liabilities	10,200	10,212
Total current liabilities	27,043	24,488
Long-term debt	8,229	9,254
Other non-current liabilities	4,179	4,331
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 963 and 989 shares issued and outstanding at July 31, 2024 and October 31, 2023, respectively)	10	10
Additional paid-in capital	1,742	1,505
Accumulated deficit	(2,729)	(2,361)
Accumulated other comprehensive loss	(415)	(223)
Total stockholders’ deficit	(1,392)	(1,069)
Total liabilities and stockholders’ deficit	$38,059	$37,004
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended July 31
	2024	2023
	In millions
Cash flows from operating activities:
Net earnings	$1,869	$2,289
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	622	638
Stock-based compensation expense	367	353
Restructuring and other charges	180	416
Deferred taxes on earnings	69	(774)
Other, net	(24)	(61)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(447)	180
Inventory	(953)	364
Accounts payable	1,442	(1,133)
Net investment in leases from integrated financing	(123)	(82)
Taxes on earnings	(89)	354
Restructuring and other	(204)	(244)
Other assets and liabilities	(583)	(704)
Net cash provided by operating activities	2,126	1,596
Cash flows from investing activities:
Investment in property, plant and equipment, net	(439)	(459)
Purchases of available-for-sale securities and other investments	—	(6)
Maturities and sales of available-for-sale securities and other investments	—	18
Collateral posted for derivative instruments	(60)	(118)
Payment made in connection with business acquisitions, net of cash acquired	(15)	(5)
Net cash used in investing activities	(514)	(570)
Cash flows from financing activities:
Proceeds from short-term borrowings with original maturities less than 90 days, net	—	190
Proceeds from debt, net of issuance costs	266	177
Payment of debt and associated costs	(153)	(1,654)
Stock-based award activities and others	(67)	(86)
Repurchase of common stock	(1,200)	(100)
Cash dividends paid	(812)	(777)
Collateral returned for derivative instruments	—	(200)
Settlement of cash flow hedges	—	(3)
Net cash used in financing activities	(1,966)	(2,453)
Decrease in cash, cash equivalents and restricted cash	(354)	(1,427)
Cash, cash equivalents and restricted cash at beginning of period	3,232	3,145
Cash, cash equivalents and restricted cash at end of period	$2,878	$1,718
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance at October 31, 2023	988,782	$10	$1,505	$(2,361)	$(223)	$(1,069)
Net earnings	—	—	—	622	—	622
Other comprehensive loss, net of taxes	—	—	—	—	(235)	(235)
Comprehensive income	—	—	—	—	—	387
Issuance of common stock in connection with employee stock plans and other	8,677	—	(76)	—	—	(76)
Repurchases of common stock (Note 10)	(17,062)	—	(27)	(487)	—	(514)
Cash dividends ($0.55 per common share)	—	—	—	(545)	—	(545)
Stock-based compensation expense	—	—	177	—	—	177
Balance at January 31, 2024	980,397	$10	$1,579	$(2,771)	$(458)	$(1,640)
Net earnings	—	—	—	607	—	607
Other comprehensive income, net of taxes	—	—	—	—	126	126
Comprehensive income	—	—	—	—	—	733
Issuance of common stock in connection with employee stock plans and other	584	—	(4)	—	—	(4)
Repurchases of common stock (Note 10)	(3,474)	—	(6)	(93)	—	(99)
Stock-based compensation expense	—	—	94	—	—	94
Balance at April 30, 2024	977,507	$10	$1,663	$(2,257)	$(332)	$(916)
Net earnings	—	—	—	640	—	640
Other comprehensive loss, net of taxes	—	—	—	—	(83)	(83)
Comprehensive income	—	—	—	—	—	557
Issuance of common stock in connection with employee stock plans and other	2,907	—	13	—	—	13
Repurchases of common stock (Note 10)	(17,006)	—	(30)	(576)	—	(606)
Cash dividends ($0.55 per common share)	—	—	—	(536)	—	(536)
Stock-based compensation expense	—	—	96	—	—	96
Balance at July 31, 2024	963,408	$10	$1,742	$(2,729)	$(415)	$(1,392)

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance at October 31, 2022	979,869	$10	$1,172	$(4,492)	$285	$(3,025)
Net earnings	—	—	—	469	—	469
Other comprehensive loss, net of taxes	—	—	—	—	(741)	(741)
Comprehensive loss	—	—	—	—	—	(272)
Issuance of common stock in connection with employee stock plans and other	8,844	—	(79)	—	—	(79)
Repurchases of common stock (Note 10)	(3,624)	—	(4)	(96)	—	(100)
Cash dividends ($0.53 per common share)	—	—	—	(518)	—	(518)
Stock-based compensation expense	—	—	167	—	—	167
Balance at January 31, 2023	985,089	$10	$1,256	$(4,637)	$(456)	$(3,827)
Net earnings	—	—	—	1,054	—	1,054
Other comprehensive income, net of taxes	—	—	—	—	88	88
Comprehensive income	—	—	—	—	—	1,142
Issuance of common stock in connection with employee stock plans and other	787	—	(7)	—	—	(7)
Cash dividends	—	—	—	4	—	4
Stock-based compensation expense	—	—	95	—	—	95
Balance at April 30, 2023	985,876	$10	$1,344	$(3,579)	$(368)	$(2,593)
Net earnings	—	—	—	766	—	766
Other comprehensive income, net of taxes	—	—	—	—	14	14
Comprehensive income	—	—	—	—	—	780
Issuance of common stock in connection with employee stock plans and other	2,344	—	—	—	—	—
Cash dividends ($0.52 per common share)	—	—	—	(523)	—	(523)
Stock-based compensation expense	—	—	91	—	—	91
Balance at July 31, 2023	988,220	$10	$1,435	$(3,336)	$(354)	$(2,245)
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
Personal Systems offers commercial and consumer desktops and notebooks (including HP’s portfolio of AI PCs), detachables and convertibles, workstations, thin clients, commercial mobility devices, retail point-of-sale (“POS”) systems, displays, hybrid systems, software, solutions including endpoint security, and services. Personal Systems includes support and deployment, configurations and extended warranty services and maintains multi-operating system and multi-architecture strategies using Microsoft Windows and Google Chrome operating systems, and predominantly use processors from Intel Corporation (“Intel”) and Advanced Micro Devices, Inc. (“AMD”).
Personal Systems groups its global business capabilities into the following business units when reporting business performance:
•Commercial PS consists of devices and accessories, including workstations, thin clients, mobility devices and hybrid systems, for use by enterprise, public sector (which includes education), and small- and medium-sized business (“SMB”) customers. HP offers a range of secure services and solutions to commercial customers to help them manage the lifecycle of their personal computers (“PCs”) and mobility installed base.
•Consumer PS consists of devices, accessories and services which are optimized for consumer usage, focusing on gaming, learning and working remotely, consuming multi-media for entertainment, managing personal life activities, sharing information, and staying connected, informed and secure.
Printing offers consumer and commercial printer hardware, supplies, services and solutions including endpoint security. Printing is also focused on Graphics and 3D Printing and Personalization in the commercial and industrial markets. HP global business capabilities within Printing are described below:
•Office Printing Solutions delivers HP’s secure office printers, supplies, services, and solutions to SMBs, public sector and large enterprises. It also includes Original Equipment Manufacturer (“OEM”) hardware and solutions.
•Home Printing Solutions delivers innovative and secure printing products, supplies, services and solutions for the home and home business.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Segment Operating Results and the reconciliation to HP consolidated results were as follows:

	Three months ended July 31		Nine months ended July 31
	2024	2023	2024	2023
	In millions
Net revenue:
Commercial PS	$6,677	$6,201	$18,964	$18,499
Consumer PS	2,692	2,731	7,640	7,787
Personal Systems	9,369	8,932	26,604	26,286
Supplies	2,703	2,768	8,430	8,631
Commercial Printing	1,147	1,208	3,579	3,969
Consumer Printing	293	287	877	1,011
Printing	4,143	4,263	12,886	13,611
Corporate Investments	7	1	14	5
Total segment net revenue	13,519	13,196	39,504	39,902
Other	—	—	—	(1)
Total net revenue	$13,519	$13,196	$39,504	$39,901

Earnings before taxes:
Personal Systems	$599	$592	$1,644	$1,498
Printing	715	794	2,416	2,563
Corporate Investments	(28)	(32)	(95)	(103)
Total segment earnings from operations	1,286	1,354	3,965	3,958
Corporate and unallocated costs and other	(101)	(97)	(278)	(280)
Stock-based compensation expense	(96)	(91)	(367)	(353)
Restructuring and other charges	(46)	(75)	(180)	(416)
Acquisition and divestiture charges	(22)	(48)	(71)	(205)
Amortization of intangible assets	(81)	(91)	(242)	(262)
Interest and other, net	(113)	(16)	(410)	(357)
Total earnings before taxes	$827	$936	$2,417	$2,085
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities summarized by plan were as follows:

	Fiscal 2023 Plan
	Severance and EER		Non-labor	Other prior-year plans(1)	Total
	In millions
Accrued balance as of October 31, 2023	$88		$18	$2	$108
Charges	120		8	4	132
Cash payments	(141)		(11)	(4)	(156)
Non-cash and other adjustments	—		(3)	(2)	(5)
Accrued balance as of July 31, 2024	$67		$12	$—	$79
Total costs incurred to date as of July 31, 2024	$522		$49	$870	$1,441

Reflected in Consolidated Condensed Balance Sheets
Other current liabilities	$67		$3	$—	$70
Other non-current liabilities	$—		$9	$—	$9

Accrued balance as of October 31, 2022	$—		$—	$32	$32
Charges	318		38	3	359
Cash payments	(135)		(15)	(37)	(187)
Non-cash and other adjustments	(141)	(2)	(5)	3	(143)
Accrued balance as of July 31, 2023	$42		$18	$1	$61
HP’s restructuring charges for the three months ended July 31, 2024 summarized by the plans outlined below were as follows:

	Fiscal 2023 Plan
	Severance and EER	Non-labor	Other prior-year plans(1)	Total
	In millions
For the three months ended July 31, 2024	$27	$2	$1	$30
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
Other Charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts and transformation program management costs, and are distinct from ongoing operational costs. These costs primarily relate to third-party professional services and other non-recurring costs. For the three and nine months ended July 31, 2024, HP incurred $16 million and $48 million of other charges, respectively. For the three and nine months ended July 31, 2023, HP incurred $25 million and $57 million of other charges, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2024	2023	2024	2023	2024	2023
	In millions
Service cost	$—	$—	$9	$10	$1	$1
Interest cost	57	54	11	10	4	4
Expected return on plan assets	(61)	(65)	(13)	(13)	(4)	(4)
Amortization and deferrals:
Actuarial loss (gain)	6	4	—	1	(3)	(4)
Prior service cost (credit)	—	—	1	1	(3)	(2)
Net periodic benefit (credit) cost	2	(7)	8	9	(5)	(5)
Settlement gain (loss)	—	—	1	—	—	—
Special termination benefit cost	—	—	—	—	—	—
Total periodic benefit (credit) cost	$2	$(7)	$9	$9	$(5)	$(5)

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2024	2023	2024	2023	2024	2023
	In millions
Service cost	$—	$—	$27	$30	$1	$1
Interest cost	171	163	34	30	12	11
Expected return on plan assets	(184)	(194)	(39)	(39)	(12)	(10)
Amortization and deferrals:
Actuarial loss (gain)	20	13	—	3	(11)	(12)
Prior service cost (credit)	—	—	4	4	(8)	(8)
Net periodic benefit (credit) cost	7	(18)	26	28	(18)	(18)
Settlement loss	—	—	2	—	—	—
Special termination benefit cost	—	105	—	—	—	34
Total periodic benefit (credit) cost	$7	$87	$28	$28	$(18)	$16
Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2024, HP anticipates making contributions of approximately $45 million to its non-U.S. pension plans, approximately $31 million to its U.S. non-qualified plan participants and approximately $4 million to cover benefit claims under HP’s post-retirement benefit plans. During the nine months ended July 31, 2024, HP contributed $41 million to its non-U.S. pension plans, paid $20 million to cover benefit payments to U.S. non-qualified plan participants and paid $4 million to cover benefit claims under HP’s post-retirement benefit plans.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was 22.6% and 18.2% for the three months ended July 31, 2024 and 2023, respectively and 22.7% and (9.8)% for the nine months ended July 31, 2024 and 2023, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three months ended July 31, 2023 was primarily due to favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. For the nine months ended July 31, 2023, the difference was primarily due to tax effects of internal reorganization.
During the three and nine months ended July 31, 2024, HP recorded $3 million of net income tax charges and $14 million of net income tax benefits, respectively, related to discrete items in the provision for taxes. The nine months ended July 31, 2024 included benefits of $17 million related to the filing of tax returns in various jurisdictions. The three and nine months ended July 31, 2024 also included benefits of $10 million and $36 million related to restructuring charges, respectively. These benefits were partially offset by income tax charges of $19 million and $46 million related to uncertain tax positions for the three and nine months ended July 31, 2024, respectively.
During the three and nine months ended July 31, 2023, HP recorded $32 million and $724 million, respectively of net income tax benefits related to discrete items in the provision for taxes. The nine months ended July 31, 2023 included benefits of $697 million related to tax effects of internal reorganization. The three and nine months ended July 31, 2023 also included benefits of $16 million and $82 million related to restructuring charges, $51 million and $15 million related to the filing of tax returns in various jurisdictions, and $10 million and $37 million related to acquisition and divestiture charges, respectively. These benefits were partially offset by income tax charges of $2 million and $60 million related to audit settlements in various jurisdictions, $17 million and $32 million of uncertain tax position charges, and $27 million and $25 million related to extinguishment of debt for the three and nine months ended July 31, 2023, respectively.
Uncertain Tax Positions
As of July 31, 2024, the amount of gross unrecognized tax benefits was $1.2 billion, of which up to $867 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits increased by $43 million for the nine months ended July 31, 2024. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of July 31, 2024 and 2023, HP had accrued $130 million and $98 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by $21 million within the next 12 months, affecting HP’s effective tax rate if realized.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information

Cash, cash equivalents and restricted cash

	As of
	July 31, 2024	October 31, 2023
	In millions
Cash and cash equivalents	$2,785	$3,107
Restricted cash(1)	93	125
	$2,878	$3,232
(1)    Restricted cash is related to amounts collected and held on behalf of a third party for trade receivables previously sold.
Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

Nine months ended July 31, 2024
In millions
Balance at beginning of period	$93
Benefit of allowance for credit losses	(2)
Deductions, net of recoveries	(8)
Balance at end of period	$83
HP utilizes certain third-party arrangements in the normal course of business as part of HPs cash and liquidity management and also to provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of July 31, 2024 and October 31, 2023 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended July 31		Nine months ended July 31
	2024	2023	2024	2023
	In millions
Balance at beginning of period(1)	$181	$174	$141	$185
Trade receivables sold	3,111	3,383	9,256	10,241
Cash receipts	(2,983)	(3,398)	(9,089)	(10,286)
Foreign currency and other	3	—	4	19
Balance at end of period(1)	$312	$159	$312	$159
(1)    Amounts outstanding from third parties reported in Accounts receivable in the Consolidated Condensed Balance Sheets.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Inventory

	As of
	July 31, 2024	October 31, 2023
	In millions
Finished goods	$3,946	$3,930
Purchased parts and fabricated assemblies	3,844	2,932
	$7,790	$6,862

Other Current Assets

	As of
	July 31, 2024	October 31, 2023
	In millions
Supplier and other receivables	$1,546	$1,349
Prepaid and other current assets	1,534	1,445
Value-added taxes receivable	908	852
	$3,988	$3,646

Property, Plant and Equipment, Net

	As of
	July 31, 2024	October 31, 2023
	In millions
Land, buildings and leasehold improvements	$2,456	$2,332
Machinery and equipment, including equipment held for lease	5,516	5,384
	7,972	7,716
Accumulated depreciation	(5,141)	(4,889)
	$2,831	$2,827

Other Non-Current Assets

	As of
	July 31, 2024	October 31, 2023
	In millions
Deferred tax assets	$3,131	$3,155
Intangible assets	1,365	1,593
Right-of-use assets	1,124	1,188
Deposits and prepaid	338	427
Prepaid pension and post-retirement benefit assets	355	393
Other	994	853
	$7,307	$7,609

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Other Current Liabilities

	As of
	July 31, 2024	October 31, 2023
	In millions
Sales and marketing programs	$2,954	$3,053
Deferred revenue	1,377	1,424
Other accrued taxes	1,119	994
Employee compensation and benefit	881	1,046
Warranty	509	569
Operating lease liabilities	435	430
Tax liability	231	217
Other	2,694	2,479
	$10,200	$10,212

Other Non-Current Liabilities

	As of
	July 31, 2024	October 31, 2023
	In millions
Deferred revenue	$1,473	$1,324
Tax liability	869	904
Operating lease liabilities	749	825
Pension, post-retirement, and post-employment liabilities	523	546
Deferred tax liability	28	44
Other	537	688
	$4,179	$4,331

Interest and Other, Net

	Three months ended July 31		Nine months ended July 31
	2024	2023	2024	2023
	In millions
Interest expense on borrowings	$(111)	$(134)	$(343)	$(429)
Factoring costs	(38)	(37)	(117)	(99)
Net gain on debt extinguishment	—	115	—	107
Non-operating retirement-related credits	4	14	10	40
Other, net	32	26	40	24
	$(113)	$(16)	$(410)	$(357)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Net Revenue by Region

	Three months ended July 31		Nine months ended July 31
	2024	2023	2024	2023
	In millions
Americas	$6,086	$5,880	$17,085	$17,052
Europe, Middle East and Africa (“EMEA”)	4,420	4,285	13,461	13,330
Asia-Pacific and Japan	3,013	3,031	8,958	9,519
Total net revenue	$13,519	$13,196	$39,504	$39,901
Value of Remaining Performance Obligations
As of July 31, 2024, the estimated value of transaction price allocated to remaining performance obligations was $3.9 billion. HP expects to recognize approximately $1.7 billion of the unearned amount in next 12 months and $2.2 billion thereafter.
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
Contract Liabilities
As of July 31, 2024 and October 31, 2023, HP’s contract liabilities balances were $2.8 billion and $2.7 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Consolidated Condensed Balance Sheets.
The increase in the contract liabilities balance for the nine months ended July 31, 2024, was primarily driven by sales of fixed-price support and maintenance services, partially offset by $1.1 billion of revenue recognized that was included in the contract liabilities balance as of October 31, 2023.
Supplier Finance Programs
HP facilitates voluntary supplier finance programs to provide certain suppliers the opportunity to sell their right to HP’s payment obligations to participating financial institutions. Under this program, HP agrees to pay the participating financial institutions the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Participation by suppliers in these programs have no impact on the payment terms and amounts due from HP. HP does not have an economic interest in a supplier's participation in the program and is not a party to the agreement between the supplier and the financial institutions. In connection with these programs, HP does not pledge assets or other forms of guarantees as security for the committed payment to the participating financial institutions. For certain programs, HP pays a monthly service fee to a third-party administrator that provides the supplier finance platform and related support. HP and the participating financial institutions may terminate the agreement upon at least 30 days notice. As of July 31, 2024 and October 31, 2023, HP had $7.4 billion and $6.6 billion respectively, in obligations outstanding (i.e., unpaid invoices) that were confirmed as valid under the supplier finance programs. Of the amounts confirmed as valid under the program and outstanding, the amounts owed to participating financial institutions were $1.0 billion and $0.9 billion as of July 31, 2024 and October 31, 2023, respectively. These obligations are included within the Accounts payable line item of HP’s Consolidated Condensed Balance Sheet.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
    The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2024				As of October 31, 2023
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$990	$—	$990	$—	$589	$—	$589
Government debt(1)	978	—	—	978	1,900	—	—	1,900
Available-for-Sale Investments:
Financial institution instruments	—	3	—	3	—	3	—	3
Marketable securities and mutual funds(2)	50	133	—	183	33	45	—	78
Derivative Instruments:
Foreign currency contracts	—	197	—	197	—	489	—	489
Other derivatives	—	3	—	3	—	—	—	—
Total assets	$1,028	$1,326	$—	$2,354	$1,933	$1,126	$—	$3,059
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$34	$—	$34	$—	$58	$—	$58
Foreign currency contracts	—	207	—	207	—	212	—	212
Other derivatives	—	—	—	—	—	2	—	2
Total liabilities	$—	$241	$—	$241	$—	$272	$—	$272
(1)    Government debt includes instruments such as U.S. treasury notes, U.S. agency securities and non-U.S. government bonds. Money market funds invested in government debt and traded in active markets are included in Level 1.
(2)    As of July 31, 2024, $82 million of debt securities were restricted to fund benefits received by qualifying employees under a sponsored defined benefit plan.

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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $9.4 billion as compared to its carrying amount of $9.6 billion at July 31, 2024. The fair value of HP’s short- and long-term debt was $8.5 billion as compared to its carrying value of $9.5 billion at October 31, 2023. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of July 31, 2024				As of October 31, 2023
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$990	$—	$—	$990	$589	$—	$—	$589
Government debt	978	—	—	978	1,900	—	—	1,900
Total cash equivalents	1,968	—	—	1,968	2,489	—	—	2,489
Available-for-Sale Investments:
Financial institution instruments	3	—	—	3	3	—	—	3
Marketable securities and mutual funds(1)	123	60	—	183	40	38	—	78
Total available-for-sale investments	126	60	—	186	43	38	—	81
Total cash equivalents and available-for-sale investments	$2,094	$60	$—	$2,154	$2,532	$38	$—	$2,570
(1)    As of July 31, 2024, $82 million of debt securities were restricted to fund benefits received by qualifying employees under a sponsored defined benefit plan.
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of July 31, 2024 and October 31, 2023, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of July 31, 2024
	Amortized Cost	Fair Value
	In millions
Due in one year	$19	$19
Due in one to five years	66	66
	$85	$85
Non-marketable equity securities in privately held companies are included in Other current and non-current assets in the Consolidated Condensed Balance Sheets. These amounted to $106 million and $111 million as of July 31, 2024 and October 31, 2023, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded for the three and nine months ended July 31, 2024.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when the net fair value of financial instruments fluctuates from contractually established thresholds. The Company includes gross collateral posted and received in other current assets and other current liabilities in the Consolidated Condensed Balance Sheets, respectively. The fair value of derivatives with credit contingent features in a net liability position was $103 million and $91 million as of July 31, 2024 and as of October 31, 2023, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of July 31, 2024 and October 31, 2023.
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
During the nine months ended July 31, 2024, HP entered into a series of forward starting swap agreements with notional amounts totaling $250 million to hedge the exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated issuance of long-term debt. These agreements were designated as cash flow hedges.
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
During the three and nine months ended July 31, 2024 and 2023, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of July 31, 2024					As of October 31, 2023
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$—	$18	$12	$750	$—	$—	$—	$58
Cash flow hedges:
Foreign currency contracts	14,651	151	30	148	42	15,278	410	70	147	52
Interest rate contracts	250	—	—	—	4	—	—	—	—	—
Total derivatives designated as hedging instruments	15,651	151	30	166	58	16,028	410	70	147	110
Derivatives not designated as hedging instruments
Foreign currency contracts	3,809	16	—	17	—	4,446	9	—	13	—
Other derivatives	149	3	—	—	—	125	—	—	2	—
Total derivatives not designated as hedging instruments	3,958	19	—	17	—	4,571	9	—	15	—
Total derivatives	$19,609	$170	$30	$183	$58	$20,599	$419	$70	$162	$110
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of July 31, 2024 and October 31, 2023, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Condensed Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
As of July 31, 2024
Derivative assets	$200	$—	$200	$135	$47	(1)	$18
Derivative liabilities	$241	$—	$241	$135	$107	(2)	$(1)
As of October 31, 2023
Derivative assets	$489	$—	$489	$178	$291	(1)	$20
Derivative liabilities	$272	$—	$272	$178	$89	(2)	$5
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

Derivative Instrument	Hedged Item	Location	Year	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Three months ended July 31
Interest rate contract	Fixed-rate debt	Interest and other, net	2024	$(113)	$13	$(13)
			2023	$(16)	$(6)	$6
Nine months ended July 31
Interest rate contract	Fixed-rate debt	Interest and other, net	2024	$(410)	$28	$(28)
			2023	$(357)	$15	$(15)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive (loss) income was as follows:

	Three months ended July 31		Nine months ended July 31
	2024	2023	2024	2023
	In millions
Gain/(loss) recognized in Accumulated other comprehensive (loss) income on derivatives:
Foreign currency contracts	$(33)	$(68)	$(44)	$(757)
Interest rate contracts	(3)	—	(3)	—
Total	$(36)	$(68)	$(47)	$(757)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of cash flow hedges are recorded				Gain/(loss) reclassified from Accumulated other comprehensive (loss) income into earnings
	Three months ended July 31		Nine months ended July 31		Three months ended July 31		Nine months ended July 31
	2024	2023	2024	2023	2024	2023	2024	2023
	In millions
Net revenue	$13,519	$13,196	$39,504	$39,901	$117	$(37)	$355	$240
Cost of revenue	(10,613)	(10,374)	(30,687)	(31,378)	(33)	(33)	(109)	(142)
Operating expenses	(1,966)	(1,870)	(5,990)	(6,081)	—	(1)	(4)	(3)
Interest and other, net	(113)	(16)	(410)	(357)	3	3	9	9
Total					$87	$(68)	$251	$104
As of July 31, 2024, HP expects to reclassify an estimated accumulated other comprehensive loss of $26 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive (loss) income based on the change of market rate, and therefore could have different impact on earnings.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Condensed Statements of Earnings as follows:

	Gain/(loss) recognized in earnings on derivative instrument
		Three months ended July 31		Nine months ended July 31
	Location	2024	2023	2024	2023
		In millions
Foreign currency contracts	Interest and other, net	$16	$(37)	$23	$(76)
Other derivatives	Interest and other, net	7	5	5	5
Total		$23	$(32)	$28	$(71)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of July 31, 2024		As of October 31, 2023
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Current portion of long-term debt	$1,335	4.9%	$179	6.0%
Notes payable to banks, lines of credit and other	61	0.8%	51	1.0%
Total notes payable and short-term borrowings	$1,396		$230
Long-Term Debt

	As of
	July 31, 2024	October 31, 2023
	In millions
U.S. Dollar Global Notes(1)
$1,200 issued at discount to par at a price of 99.863% at 6.00%, due September 2041	$1,199	$1,199
$1,150 issued at discount to par at a price of 99.769% at 2.20%, due June 2025	1,149	1,149
$1,000 issued at discount to par at a price of 99.718% at 3.00%, due June 2027	999	999
$850 issued at discount to par at a price of 99.790% at 3.40%, due June 2030	503	503
$1,000 issued at discount to par at a price of 99.808% at 1.45%, due June 2026	521	521
$1,000 issued at discount to par at a price of 99.573% at 2.65%, due June 2031(2)	997	997
$1,000 issued at discount to par at a price of 99.767% at 4.00%, due April 2029	999	999
$1,000 issued at discount to par at a price of 99.966% at 4.20%, due April 2032	676	676
$900 issued at discount to par at a price of 99.841% at 4.75%, due January 2028	899	899
$1,100 issued at discount to par at a price of 99.725% at 5.50%, due January 2033	1,098	1,097
$500 issued at par at a price of 100% at 4.75%, due March 2029	3	3
	9,043	9,042
Other borrowings at 1.47%-8.30%, due in fiscal years 2024-2030	599	506
Fair value adjustment related to hedged debt	(30)	(58)
Unamortized debt issuance cost	(48)	(57)
Current portion of long-term debt	(1,335)	(179)
Total long-term debt	$8,229	$9,254
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
Commercial Paper
As of July 31, 2024, HP maintained a U.S. commercial paper program for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. The principal amount outstanding under this program and certain short-term borrowings at any time cannot exceed a $6.0 billion authorization by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Credit Facilities
As of July 31, 2024, HP maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility, which HP entered into in May 2021. Commitments under the revolving credit facility were available until May 26, 2026. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility varied based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the revolving credit facility were permitted to be used for general corporate purposes.
As of July 31, 2024, HP was in compliance with the covenants in the credit agreement governing the revolving credit facility.
On August 1, 2024, HP entered into a new $5.0 billion 5-year sustainability-linked senior unsecured committed revolving credit facility (the “New Revolving Facility”). Commitments under the New Revolving Facility will be available until August 1, 2029. Commitment fees, interest rates and other terms of borrowing under the New Revolving Facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the New Revolving Facility may be used for general corporate purposes. Commitments under the existing $5.0 billion sustainability-linked senior unsecured committed revolving credit facility were terminated concurrently with the execution of the New Revolving Facility.
Available Borrowing Resources
As of July 31, 2024, HP had available borrowing resources of $0.9 billion from uncommitted lines of credit in addition to the full capacity of the revolving credit facility.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three and nine months ended July 31, 2024, HP executed share repurchases of 17.0 million and 37.5 million shares and settled total shares for $0.6 billion and $1.2 billion, respectively. Share repurchases executed during the three and nine months ended July 31, 2024 included 0.2 million shares settled in August 2024. There were no share repurchases during the three months ended July 31, 2023. During the nine months ended July 31, 2023, HP executed share repurchases of 3.6 million shares and settled total shares for $0.1 billion.
The shares repurchased during the nine months ended July 31, 2024 and 2023 were all open market repurchase transactions. As of July 31, 2024, HP had approximately $0.8 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors. On August 27, 2024, HP’s Board of Directors increased HP’s share repurchase authorization to $10 billion in total.

Taxes Related to Other Comprehensive Income (Loss)

	Three months ended July 31		Nine months ended July 31
	2024	2023	2024	2023
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax provision on unrealized losses arising during the period	$(1)	$—	$(1)	$(1)

Tax effect on change in unrealized components of cash flow hedges:
Tax benefit on unrealized gains arising during the period	8	18	12	144
Tax provision (benefit) on losses (gains) reclassified into earnings	19	(15)	49	22
	27	3	61	166
Tax effect on change in unrealized components of defined benefit plans:
Tax provision on gains arising during the period	—	—	(3)	(1)
Tax provision on curtailments, settlements and other	(2)	—	(3)	—
	(2)	—	(6)	(1)

Tax benefit on other comprehensive income (loss)	$24	$3	$54	$164

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Changes and reclassifications related to Other Comprehensive (Loss) Income, net of taxes

	Three months ended July 31		Nine months ended July 31
	2024	2023	2024	2023
	In millions
Other comprehensive (loss) income, net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	$2	$1	$6	$4

Change in unrealized components of cash flow hedges:
Unrealized losses arising during the period	(28)	(50)	(35)	(613)
(Gains) losses reclassified into earnings	(68)	53	(202)	(82)
	(96)	3	(237)	(695)
Change in unrealized components of defined benefit plans:
Gains arising during the period	—	—	10	4
Amortization of actuarial loss and prior service benefit(1)	1	—	5	—
Curtailments, settlements and other	(1)	—	(1)	—
	—	—	14	4

Change in cumulative translation adjustment	11	10	25	48
Other comprehensive income (loss), net of taxes	$(83)	$14	$(192)	$(639)
(1)These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.

The components of Accumulated other comprehensive (loss) income, net of taxes and changes were as follows:

	Nine months ended July 31, 2024
	Net unrealized gains (losses) on available-for-sale debt securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$7	$230	$(437)	$(23)	$(223)
Other comprehensive gains (losses) before reclassifications	6	(35)	10	25	6
Reclassifications of (gains) losses into earnings	—	(202)	5	—	(197)
Reclassifications of settlements into earnings	—	—	(1)	—	(1)
Balance at end of period	$13	$(7)	$(423)	$2	$(415)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended July 31		Nine months ended July 31
	2024	2023	2024	2023
	In millions, except per share amounts
Numerator:
Net earnings	$640	$766	$1,869	$2,289
Denominator:
Weighted-average shares used to compute basic net EPS	979	993	986	991
Dilutive effect of employee stock plans	11	9	8	8
Weighted-average shares used to compute diluted net EPS	990	1,002	994	999
Net earnings per share:
Basic	$0.65	$0.77	$1.90	$2.31
Diluted	$0.65	$0.76	$1.88	$2.29
Anti-dilutive weighted-average stock-based compensation awards(1)	—	3	2	5
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

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of July 31, 2024, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement entered into with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
Philips Patent Litigation. In September 2020, Koninklijke Philips N.V. and Philips North America LLC (collectively, “Philips”) filed a complaint against HP for patent infringement in federal court for the District of Delaware and filed a companion complaint with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act against HP and 8 other sets of respondents. Both complaints allege that certain digital video-capable devices and components thereof infringe four of Philips’ patents. In October 2020, the ITC instituted an investigation, and Philips later withdrew two of the four patents. On March 23, 2022, the ITC rendered a final determination that no violation of Section 337 has occurred. Philips did not appeal and elected to resume litigation with its case in federal court. Philips seeks unspecified damages and an injunction against HP, and the prior stay has been lifted. On August 10, 2023, HP filed a motion for summary judgment of indefiniteness for all asserted claims. On July 1, 2024, the district court denied the motion without prejudice to renew.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

York County on behalf of the County of York Retirement Fund v. HP Inc., et al., and related proceedings. On November 5, 2020, York County, on behalf of the County of York Retirement Fund, filed a putative class action complaint against HP, Dion Weisler, and Catherine Lesjak in federal court in the Northern District of California. The court appointed Maryland Electrical Industry Pension Fund as Lead Plaintiff. Lead Plaintiff filed a consolidated complaint, which additionally names as defendants Enrique Lores and Richard Bailey. The complaint alleges, among other things, that from November 5, 2015 to June 21, 2016, HP and the named current and former officers violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business (“Securities Class Action”). Plaintiffs seek compensatory damages and other relief. HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On March 3, 2022, the court granted the motion to dismiss with prejudice. Plaintiffs appealed the decision. On April 11, 2023, the appellate court reversed the district court’s decision and remanded the case to the district court for further proceedings consistent with the appellate opinion, including consideration of HP’s other arguments for dismissal. On July 21, 2023, HP and the named officers filed a renewed motion to dismiss. On March 27, 2024, the district court issued an order granting in part and denying in part the motion to dismiss. On August 8, 2024, the Court of Appeals for the Ninth Circuit granted HP’s petition for permission to appeal. On May 17, 2021, stockholder Scott Franklin filed a derivative complaint against certain current and former officers and directors in federal court in the District of Delaware. Plaintiff purports to bring the action on behalf of HP, which he has named as a nominal defendant, and he makes substantially the same factual allegations as in the York County securities complaint, bringing claims for breach of fiduciary duty and violations of securities laws. The derivative plaintiff seeks compensatory damages, governance reforms, and other relief. By court order following stipulations by the parties, the case was transferred to the Northern District of California, and the case was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. On January 13, 2022, stockholder Gerald Lovoi filed a derivative complaint in federal court in the Northern District of California against the same current and former officers and directors named in the Franklin action. The complaint alleges the same basic claims based on the same alleged conduct as the Franklin action and seeks similar relief. By stipulation of the parties, the Lovoi action was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. On May 31, 2024, the court adopted a stipulation in which the derivative plaintiffs and defendants agreed to consolidate the derivative proceedings, close the Lovoi action, and extend the current stay through summary judgment in the Securities Class Action.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Autonomy-Related Legal Proceedings. As the result of an internal investigation, HP obtained information about certain accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred before and in connection with its 2011 acquisition of Autonomy. On April 17, 2015, four former HP subsidiaries that became subsidiaries of Hewlett Packard Enterprise at the time of the Separation (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems, Limited, and Autonomy, Inc.) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain, for breach of their fiduciary duties in causing Autonomy group companies to engage in improper transactions and accounting practices. The claims seek more than $5 billion in damages. Messrs. Lynch and Hussain filed defenses and Mr. Lynch filed a counterclaim seeking $160 million in damages for alleged misstatements regarding Lynch. Trial concluded in January 2020. On May 17, 2022, the court issued its final judgment, finding that HP succeeded on substantially all claims and that Messrs. Lynch and Hussein engaged in fraud, and dismissing Mr. Lynch’s counterclaim. The court deferred its damages ruling to a later, separate judgment to be issued after further proceedings, but indicated that damages awarded may be substantially less than is claimed. The court held a two-week trial on damages in February 2024 and took the matter of damages under submission. Litigation is unpredictable, and there can be no assurance that HP will recover damages or as to how any award of damages will compare with the amount claimed. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery. In addition, Messrs. Hussein and Lynch, and Stephen Chamberlain, former VP of Finance of Autonomy, were each indicted on federal criminal charges in the Northern District of California. On April 30, 2018, a jury found Mr. Hussein guilty of conspiracy to commit wire fraud, securities fraud, and multiple counts of wire fraud, and that judgment was affirmed on appeal in August 2020. A jury acquitted Messrs. Lynch and Chamberlain for conspiracy to commit wire fraud and wire fraud on June 6, 2024.
Nokia Patent Litigation. On October 31, 2023, Nokia filed a complaint for patent infringement against HP in federal court for the District of Delaware asserting ten patents and filed two companion complaints with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act against HP, asserting seven of the ten patents asserted in the federal court case. The complaints allege that HP products that are compliant with certain video coding technology standards, including Advanced Video Coding (H.264) or High Efficiency Video Coding (H.265) standards, infringe Nokia’s patents. In November 2023, the ITC instituted investigations on Nokia’s complaints. On December 11, 2023, HP filed counterclaims against Nokia in the Delaware action, including claims that Nokia violated its commitments to license standard-essential patents on fair, reasonable, and non-discriminatory (“FRAND”) terms, and seeking a court determination of the proper FRAND rate. Nokia’s patent litigation against HP also includes a lawsuit filed in November 2023 against HP and six of its subsidiaries in the European Unified Patent Court (“UPC”) in Germany, 2 lawsuits filed in November 2023 but served in January 2024 against HP and its German subsidiary in state court in Munich, Germany, and a lawsuit filed on December 1, 2023, against a subsidiary, HP Brasil Indústria e Comércio de Equipamentos Eletrônicos Ltda. (“HP Brazil”), in the state court in Rio de Janeiro in Brazil. In Brazil, Nokia alleged that HP’s products contain “skip mode” technology compatible with H.264 video standards that infringes one of Nokia’s Brazilian patents. On December 4, 2023, before HP had received service of the lawsuit, the court granted Nokia an ex parte preliminary injunction against HP Brazil’s commercialization of such products in Brazil. HP appealed the injunction and asked the appellate court to suspend its enforcement. On August 14, 2024, the Brazilian appellate court denied HP’s interlocutory appeal of the preliminary injunction, leaving it unchanged because HP allegedly faces no immediate harm. HP intends to appeal. If HP is not successful in challenging the preliminary injunction, it may take effect and remain in place until the state court revokes or modifies it, or the case is resolved. On January 31, 2024, HP Brazil filed its defense and separately filed a nullity action to invalidate the patent. From July 24-31, 2024, the ITC held the hearing in the first investigation, with an initial decision due on December 9, 2024 and final decision due on April 7, 2025. In the second ITC investigation, the hearing is scheduled for September 9-13, 2024, with an initial determination due on December 20, 2024 and a final determination due on April 21, 2025. Hearings in Germany before the state court in Munich are scheduled for November 21 and December 5, 2024. The hearing before the UPC may be held in early 2025. If HP is not successful in its defenses, it may be subject to injunctions, orders to recall products in Germany and other EU countries, or licensing demands to avoid potential disruptions to its business.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
R2 Semiconductor Litigation. In November 2022, R2 Semiconductor, Inc. (“R2”) filed a lawsuit in the Dusseldorf Regional Court in Germany against Intel Deutschland GmbH, HP Deutschland GmbH and certain other Intel customers. R2 asserts one European patent is infringed by HP’s products that contain certain Intel processors. R2 seeks an injunction prohibiting the sale of the alleged infringing products. Intel has agreed to defend and indemnify HP and its affiliates against certain losses incurred by HP in connection with the alleged infringement. The Dusseldorf Regional Court conducted a trial on December 7, 2023 and issued an adverse judgment on February 7, 2024. The Court’s judgment imposes an injunction prohibiting sales of the accused products in Germany, an order to stop all other infringing actions, and an order to issue a communication to commercial customers recalling the relevant products sold since March 5, 2020, which could take effect upon notice of R2’s payment of the required sureties and remain in place unless stayed or overturned on appeal or the parties reach an agreement. On February 8, 2024, HP filed an appeal and request for a stay of the judgment pending appeal. On April 3, 2024, R2 filed a lawsuit in France in the first instance court in Paris (Tribunal judiciare de Paris) against Intel Corporation, Intel Corporation SAS, Intel Deutschland GmbH, HP France SAS and certain other Intel customers. R2 asserts the same European patent is infringed. On August 2, 2024, Intel disclosed in its report for the quarter ended June 29, 2024 filed with the U.S. Securities & Exchange Commission that it is in negotiations with R2 and related parties to resolve the injunction enforcement risk and related pending litigation. Given the procedural posture, the nature of the cases, and the relationship with Intel, HP is unable to make a reasonable estimate of the potential loss or range of losses that might arise from this lawsuit and that would not be indemnifiable by Intel.
Litigation with Access Advance Patent Pool regarding video codecs. Access Advance LLC (“Access Advance”) is an independent licensing administrator formed to license allegedly essential patents for standards-based video codecs, which it licenses through various licensing pools. In late 2023, members of Access Advance’s HEVC Advance patent pool launched a patent litigation campaign against HP in Germany and Europe. To date, three pool members, Dolby, Mitsubishi Electric (“Mitsubishi”) and Konikijke Philips N.V. (“Philips”) have each filed patent infringement lawsuits against HP and various affiliates. Specifically, Dolby filed a lawsuit against HP and 14 affiliates in the new Unified Patent Court (UPC) in Düsseldorf, and Mitsubishi and Philips each filed a lawsuit against HP and two affiliates in the State Court in Munich, Germany. The complaints allege that HP products that are compliant with the High Efficiency Video Coding (H.265) standard infringe the pool members' respective patents, seek an injunction, and allege that HP has failed to act as a willing licensee of HEVC essential patents based on HP's negotiations with Access Advance. If HP is not successful in its defenses in these suits, it may be subject to injunctions, recall orders, and claims for damages or face licensing demands to avoid potential disruptions to its business. HP has filed a countersuit against Access Advance, Mitsubishi, Philips, and Dolby in Massachusetts state court. In its complaint, HP alleges Access Advance, Dolby, Mitsubishi, and Philips have breached their obligations to license their patents on reasonable and nondiscriminatory terms and asks the court to order the defendants to offer a license to their patents on such terms.
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
HP’s aggregate product warranty liabilities and changes were as follows:

Nine months ended July 31, 2024
In millions
Balance at beginning of period	$706
Accruals for warranties issued	524
Adjustments related to pre-existing warranties (including changes in estimates)	31
Settlements made (in cash or in kind)	(680)
Balance at end of period	$581

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
We have three reportable segments: Personal Systems, Printing, and Corporate Investments. The Personal Systems segment offers commercial and consumer desktops and notebooks (including HP’s portfolio of AI PCs), detachables and convertibles, workstations, thin clients, commercial mobility devices, retail POS systems, displays, hybrid systems, software, solutions including endpoint security, and services. The Printing segment provides consumer and commercial printer hardware, supplies, solutions including endpoint security and services. Corporate Investments include certain business incubation and investment projects.
•In Personal Systems, our long-term strategic focus is on:
◦profitable growth through innovation, market segmentation and simplification of our portfolio;
◦enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes;
◦investing in endpoint services and solutions. We are focused on services, including Device as a Service, as the market shifts to contractual solutions, and accelerating in attractive adjacencies such as hybrid systems; and
◦driving innovation to enable productivity and collaboration with PCs becoming essential for hybrid work, learning and play in a secure environment.
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
•    In Printing, we face challenges from changing customer behaviors as well as competitors with a favorable foreign currency environment and non-original supplies (which includes imitation, refill, or remanufactured alternatives). We also obtain many Printing components from single source suppliers due to technology, availability, price, quality, or other considerations.
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
During the nine months ended July 31, 2024, we experienced continued demand softness, especially in China, increasing commodity costs, and a competitive pricing environment across both Personal Systems and Printing, and we anticipate these trends to persist in the short-term. Despite the overall macroeconomic challenges, in Personal Systems PC unit volume increased due to Commercial PS recovery resulting in quarterly total net revenue growth.
We are exposed to fluctuations in foreign currency exchange rates. We have a large global presence, with approximately 65% of our net revenue coming from outside the United States. As a result, our financial results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. While the foreign currency fluctuations were unfavorable to our financial results in the nine months ended July 31, 2024, we expect these fluctuations to have a minimal impact to our financial results in fiscal 2024.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
Transformation Update
In November 2022, we announced our Future Ready Plan (the “Fiscal 2023 Plan” or “Future Ready”) to become a more digitally enabled company, focus investments on key growth opportunities and simplify our operating model. The Fiscal 2023 Plan is expected to run through end of fiscal year 2025. The three key elements of our Fiscal 2023 Plan are digital transformation, portfolio optimization, and operational efficiency. We are accelerating our expected cumulative savings target for fiscal year 2024 and are on track to achieve our overall program savings.
Since announcing our Fiscal 2023 Plan, we have enhanced our digital capabilities in Workforce Solutions and continued to leverage AI to positively impact our products, solutions and operations. Additionally, we are reducing portfolio complexity, improving continuity of supply, and increasing our forecast accuracy across our business to drive reduction in our cost of sales and operating expenses. We also continued to reduce our structural cost through headcount reductions and are on track to achieve our overall headcount reduction goal. We expect to continue to invest some of the savings into our growth areas and our people.
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

CRITICAL ACCOUNTING ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management believes that there have been no significant changes during the nine months ended July 31, 2024 to the items that we disclosed as our critical accounting estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2024		2023		2024		2023
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue:
Products	$12,750	94.3%	$12,422	94.1%	$37,212	94.2%	$37,615	94.3%
Services	769	5.7%	774	5.9%	2,292	5.8%	2,286	5.7%
Total net revenue	13,519	100.0%	13,196	100.0%	39,504	100.0%	39,901	100.0%
Cost of net revenue:
Products(1)	10,164	79.7%	9,939	80.0%	29,359	78.9%	30,085	80.0%
Services(2)	449	58.4%	435	56.2%	1,328	57.9%	1,293	56.6%
Total cost of net revenue	10,613	78.5%	10,374	78.6%	30,687	77.7%	31,378	78.6%
Gross Margin	2,906	21.5%	2,822	21.4%	8,817	22.3%	8,523	21.4%
Research and development	413	3.1%	354	2.7%	1,248	3.2%	1,167	2.9%
Selling, general and administrative	1,404	10.3%	1,302	9.9%	4,249	10.7%	4,031	10.2%
Restructuring and other charges	46	0.3%	75	0.5%	180	0.4%	416	1.0%
Acquisition and divestiture charges	22	0.2%	48	0.4%	71	0.2%	205	0.5%
Amortization of intangible assets	81	0.6%	91	0.7%	242	0.6%	262	0.7%
Total operating expenses	1,966	14.5%	1,870	14.2%	5,990	15.1%	6,081	15.3%
Earnings from operations	940	7.0%	952	7.2%	2,827	7.2%	2,442	6.1%
Interest and other, net	(113)	(0.9)%	(16)	(0.1)%	(410)	(1.1)%	(357)	(0.9)%
Earnings before taxes	827	6.1%	936	7.1%	2,417	6.1%	2,085	5.2%
(Provision for) benefit from taxes	(187)	(1.4)%	(170)	(1.3)%	(548)	(1.4)%	204	0.5%
Net earnings	$640	4.7%	$766	5.8%	$1,869	4.7%	$2,289	5.7%
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
For the three months ended July 31, 2024, net revenue increased 2.4% (increased 3.0% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 2.9% to $5.0 billion, and net revenue from international operations increased 2.2% to $8.5 billion. The increase in products net revenue was primarily driven by Commercial PS, partially offset by lower hardware units in Printing and unfavorable currency impacts. Services net revenue remained flat.
For the nine months ended July 31, 2024, total net revenue decreased 1.0% (decreased 1.1% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 0.6% to $13.8 billion, and net revenue from international operations decreased 1.2% to $25.7 billion. The decrease in products net revenue was primarily driven by demand softness in Printing, partially offset by Commercial PS. Services net revenue remained flat.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For the three months ended July 31, 2024, gross margin increased by 0.1 percentage points primarily driven by products gross margin due to disciplined pricing, and cost savings, including Future Ready transformation savings, partially offset by mix shifts towards Personal Systems and higher commodity costs while services gross margin decreased.
For the nine months ended July 31, 2024, gross margin increased 0.9 percentage points, primarily driven by products gross margin due to lower commodity and logistics costs, and cost savings, including Future Ready transformation savings, partially offset by competitive pricing and mix shifts towards Personal Systems while services gross margin decreased.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense increased 16.7% for the three months ended July 31, 2024 primarily due to continued investments in innovation and people, partially offset by disciplined cost management including Future Ready transformation savings.
R&D expense increased 6.9% for the nine months ended July 31, 2024 primarily due to continued investments in innovation, partially offset by disciplined cost management including Future Ready transformation savings.
Selling, General and Administrative (“SG&A”)
SG&A expense increased 7.8% and 5.4% for the three and nine months ended July 31, 2024, respectively, primarily due higher investment in people and go-to market initiatives, partially offset by disciplined cost management including Future Ready transformation savings.
Restructuring and Other Charges
Restructuring and other charges for the three and nine months ended July 31, 2024 relate primarily to the Fiscal 2023 Plan. For more information, see Note 3, “Restructuring and other charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Acquisition and Divestiture Charges
Acquisition and divestiture charges primarily include direct third-party professional and legal fees, integration and divestiture-related costs, non-cash adjustments to the fair value of certain acquired assets, such as inventory, and certain compensation charges related to cash settlement of restricted stock units and performance-based restricted stock units from acquisitions. Acquisition and divestiture charges for the three and nine months ended July 31, 2024 decreased by $26 million and $134 million, respectively, primarily due to reduced integration activities associated with the fiscal year 2022 Poly acquisition.

Amortization of Intangible Assets
Amortization of intangible assets decreased for the three and nine months ended July 31, 2024 and relates to intangible assets resulting from prior acquisitions.
Interest and Other, Net
Interest and other, net expense increased $97 million and $53 million for the three and nine months ended July 31, 2024, respectively, primarily due to the net gain on extinguishment of debt as well as retirement benefits associated with our EER program in the prior year period, partially offset by lower interest expense on debt.
Provision for Taxes
Our effective tax rate was 22.6% for the three months ended July 31, 2024 and 22.7% for the nine months ended July 31, 2024, which did not materially differ from the U.S. federal statutory tax rate of 21%.
During the three and nine months ended July 31, 2024, we recorded $3 million of net income tax charges and $14 million of net income tax benefits, respectively, related to discrete items in the provision for taxes. The nine months ended July 31, 2024 included benefits of $17 million related to the filing of tax returns in various jurisdictions. The three and nine months ended July 31, 2024 also included benefits of $10 million and $36 million related to restructuring charges, respectively. These benefits were partially offset by income tax charges of $19 million and $46 million related to uncertain tax positions for the three and nine months ended July 31, 2024, respectively.
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
Personal Systems

	Three months ended July 31			Nine months ended July 31
	2024	2023	% Change	2024	2023	% Change
	Dollars in millions
Net revenue	$9,369	$8,932	4.9%	$26,604	$26,286	1.2%
Earnings from operations	$599	$592	1.2%	$1,644	$1,498	9.7%
Earnings from operations as a % of net revenue	6.4%	6.6%		6.2%	5.7%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2024	2023		2024	2023
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Commercial PS	$6,677	$6,201	5.3	$18,964	$18,499	1.8
Consumer PS	2,692	2,731	(0.4)	7,640	7,787	(0.6)
Total Personal Systems	$9,369	$8,932	4.9	$26,604	$26,286	1.2
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Three months ended July 31, 2024 compared with three months ended July 31, 2023
Personal Systems net revenue increased 4.9% (increased 5.3% on a constant currency basis) for the three months ended July 31, 2024. The net revenue increase was primarily due to a 3.6% increase in average selling price (“ASPs”) and a 1.1% increase in PCs unit volume driven by Commercial PS, partially offset by unfavorable currency impacts. The increase in ASPs is primarily due to disciplined pricing and mix shifts towards Commercial PS, partially offset by unfavorable currency impacts.
Commercial PS net revenue increased 7.7% primarily due to a 5.5% increase in units driven by market recovery and a 2.2% increase in ASPs. The increase in ASPs is primarily due to favorable mix shifts and disciplined pricing, partially offset by unfavorable currency impacts.
Consumer PS net revenue decreased 1.4% primarily due to a 5.6% decrease in units as a result of demand softness, partially offset by 3.9% increase in ASPs. The increase in ASPs was primarily due to disciplined pricing and favorable mix shifts, partially offset by unfavorable currency impacts.
Personal Systems earnings from operations as a percentage of net revenue decreased by 0.2 percentage points. The decrease was primarily driven by an increase in operating expenses as a percentage of revenue, partially offset by an increase in gross margin. Gross margin increased primarily due to disciplined pricing and cost savings including Future Ready transformation savings, partially offset by higher commodity costs. Operating expenses as a percentage of revenue increased due to continued investments in innovation and people, partially offset by disciplined cost management including Future Ready transformation savings.

Nine months ended July 31, 2024 compared with nine months ended July 31, 2023
Personal Systems net revenue increased 1.2% (increased 0.8% on a constant currency basis) for the nine months ended July 31, 2024. The net revenue increase was primarily due to a 4.2% increase in PCs unit volume in both Commercial and Consumer PS due to market recovery, partially offset by a 2.3% decline in ASPs. The decline in ASPs is primarily due to competitive pricing, partially offset by favorable mix shifts and currency impacts.
Commercial PS net revenue increased 2.5% primarily due to a 6.3% increase in PC unit volume, partially offset by a 2.5% decline in ASPs. The decline in ASPs is primarily due to unfavorable mix shifts and competitive pricing, partially offset by favorable currency impacts.
Consumer PS net revenue decreased 1.9% due to a 3.2% decline in ASPs, partially offset by a 1.0% increase in PC unit volume. The lower ASPs were driven by competitive pricing, partially offset by favorable currency impacts.
Personal Systems earnings from operations as a percentage of net revenue increased by 0.5 percentage points. The increase was driven by an increase in gross margin, partially offset by an increase in operating expenses as a percentage of revenue. Gross margin increased primarily due to lower commodity and logistics cost as well as Future Ready transformation savings and favorable foreign currency impacts, partially offset by competitive pricing. Operating expenses as a percentage of revenue increased primarily driven by continued investments in innovation and higher go-to market initiatives, partially offset by disciplined cost management including Future Ready transformation savings.

Printing

	Three months ended July 31			Nine months ended July 31
	2024	2023	% Change	2024	2023	% Change
	Dollars in millions
Net revenue	$4,143	$4,263	(2.8)%	$12,886	$13,611	(5.3)%
Earnings from operations	$715	$794	(9.9)%	$2,416	$2,563	(5.7)%
Earnings from operations as a % of net revenue	17.3%	18.6%		18.7%	18.8%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2024	2023		2024	2023
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$2,703	$2,768	(1.5)	$8,430	$8,631	(1.5)
Commercial	1,147	1,208	(1.4)	3,579	3,969	(2.8)
Consumer	293	287	0.1	877	1,011	(1.0)
Total Printing	$4,143	$4,263	(2.8)	$12,886	$13,611	(5.3)
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Three months ended July 31, 2024 compared with three months ended July 31, 2023
Printing net revenue decreased 2.8% (decreased 1.9% on a constant currency basis) for the three months ended July 31, 2024. The decrease in net revenue was driven by Commercial Printing and Supplies as well as net unfavorable foreign currency impacts. Net revenue for Supplies decreased 2.3%, primarily due to decline in the installed base and usage, partially offset by disciplined pricing. Printer unit volume decreased 1.6% primarily due to demand softness, particularly in China. Printer hardware ASPs increased 0.4% due to favorable mix partially offset by competitive pricing, particularly from our Japanese competitors with a favorable foreign currency environment.
Net revenue for Commercial Printing decreased 5.0%, primarily due to a 4.3% decrease in printer unit volume due to demand softness, partially offset by a 2.0% increase in ASPs. The increase in ASPs was primarily driven by favorable mix shifts, partially offset by competitive pricing.
Net revenue for Consumer Printing increased 2.1%, primarily due to a 2.4% increase in ASPs while printer unit volume remained flat. The increase in ASPs was primarily driven by favorable mix shifts, offset by competitive pricing.
Printing earnings from operations as a percentage of net revenue decreased by 1.3 percentage points, primarily due to an increase in operating expenses as a percentage of revenue, partially offset by an increase in gross margin. The increase in gross margin is primarily due to disciplined pricing in Supplies and cost savings including Future Ready transformation savings. Operating expenses as a percentage of revenue increased primarily due to continued investments in innovation and people, partially offset by disciplined cost management including Future Ready transformation savings.

Nine months ended July 31, 2024 compared with nine months ended July 31, 2023
Printing net revenue decreased 5.3% (decreased 4.8% on a constant currency basis) for the nine months ended July 31, 2024. The decrease in net revenue was driven by Commercial Printing, Consumer Printing and Supplies as well as net unfavorable foreign currency impacts. Net revenue for Supplies decreased 2.3%, primarily due to decline in the installed base and usage. Printer unit volume decreased 12.2% primarily due to demand softness and hardware ASPs decreased 1.5%. Print hardware ASPs decreased primarily due to unfavorable mix shifts and competitive pricing, particularly from our Japanese competitors with a favorable foreign currency environment.
Net revenue for Commercial Printing decreased by 9.8%, primarily due to a 13.7% decrease in printer unit volume while ASPs increased 0.2%. The increase in ASPs was primarily driven by favorable mix shifts, partially offset by competitive pricing and currency impacts.
Net revenue for Consumer Printing decreased 13.3%, primarily due to a 11.3% decrease in printer unit volume and a 2.3% decrease in ASPs. The decrease in ASPs was primarily driven by competitive pricing, partially offset by favorable mix shifts and currency impacts.
Printing earnings from operations as a percentage of net revenue decreased by 0.1 percentage points. The decrease was driven by an increase in operating expenses as a percentage of revenue, partially offset by an increase in gross margin. The increase in gross margin is primarily due to favorable mix as well as cost savings including Future Ready transformation savings. Operating expenses as a percentage of revenue increased primarily due to investment in people, partially offset by disciplined cost management including Future Ready transformation savings.
Corporate Investments
The loss from operations in Corporate Investments for the three and nine months ended July 31, 2024 was primarily due to expenses associated with our incubation projects and investments in digital enablement.

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
Liquidity
Our cash, cash equivalents and restricted cash and total debt were as follows:

	As of
	July 31, 2024	October 31, 2023
	In millions
Cash and cash equivalents	$2,785	$3,107
Restricted cash	$93	$125
Total debt	$9,625	$9,484

Our key cash flow metrics were as follows:

	Nine months ended July 31
	2024	2023
	In millions
Net cash provided by operating activities	$2,126	$1,596
Net cash used in investing activities	(514)	(570)
Net cash used in financing activities	(1,966)	(2,453)
Net decrease in cash, cash equivalents and restricted cash	$(354)	$(1,427)
Operating Activities
Compared to the corresponding period in fiscal year 2023, net cash provided by operating activities increased by $0.5 billion for the nine months ended July 31, 2024, primarily due to favorable working capital impacts and changes in receivables from contract manufacturers, partially offset by lower earnings before taxes.

Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	July 31, 2024	October 31, 2023	Change	July 31, 2023	October 31, 2022	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	31	28	3	30	28	2	1
Days of supply in inventory (“DOS”)	67	57	10	62	57	5	5
Days of purchases outstanding in accounts payable (“DPO”)	(131)	(117)	(14)	(123)	(114)	(9)	(8)
Cash conversion cycle	(33)	(32)	(1)	(31)	(29)	(2)	(2)
July 31, 2024 as compared to July 31, 2023
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
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. The increase in DOS is primarily due to strategic buys in Personal Systems, partially offset by operational inventory improvement.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. The increase in DPO was primarily due to favorable payment terms and higher inventory driven by strategic buys in Personal Systems.
Investing Activities
Compared to the corresponding period in fiscal year 2023, net cash used in investing activities decreased by $0.1 billion for the nine months ended July 31, 2024, primarily due to lower collateral posted for derivative instruments of $0.1 billion.
Financing Activities
Compared to the corresponding period in fiscal year 2023, net cash used in financing activities decreased by $0.5 billion for the nine months ended July 31, 2024, primarily due to the lower net payment of debt of $1.4 billion and collateral returned for derivative instruments of $0.2 billion in the prior period, partially offset by a $1.1 billion increase in share repurchases.
Share Repurchases and Dividends
During the nine months ended July 31, 2024, HP returned $2.0 billion to the shareholders in the form of cash dividends of $0.8 billion and share repurchases of $1.2 billion. As of July 31, 2024, HP had approximately $0.8 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors. On August 27, 2024, HP’s Board of Directors increased HP’s share repurchase authorization to $10.0 billion in total.
For more information on our share repurchases, see Note 10, “Stockholders’ Deficit”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure as well as credit rating considerations. Depending on these factors, we may, from time to time, incur additional indebtedness or repay or refinance existing indebtedness. Outstanding borrowings increased to $9.6 billion as of

July 31, 2024 as compared to $9.5 billion as of October 31, 2023, bearing weighted-average interest rates of 4.5% and 4.2% for July 31, 2024 and October 31, 2023, respectively.
Our weighted-average interest rate reflects the effective rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 8, “Financial Instruments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of July 31, 2024, we maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility which was available until May 26, 2026. Funds borrowed under the revolving credit facility were permitted to be used for general corporate purposes. This facility was terminated on August 1, 2024, in connection with HP’s entry into a new credit facility, as described below.
Available Borrowing Resources
As of July 31, 2024, we had available borrowing resources of $0.9 billion from uncommitted lines of credit in addition to the full capacity of the revolving credit facility.
On August 1, 2024, HP entered into a new $5.0 billion 5-year sustainability-linked senior unsecured committed revolving credit facility (the “New Revolving Facility”). Commitments under the New Revolving Facility will be available until August 1, 2029. Commitment fees, interest rates and other terms of borrowing under the New Revolving Facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the New Revolving Facility may be used for general corporate purposes. Commitments under the existing $5.0 billion sustainability-linked senior unsecured committed revolving credit facility were terminated concurrently with the execution of the New Revolving Facility.
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

CONTRACTUAL AND OTHER OBLIGATIONS
Retirement and Post-Retirement Benefit Plan Contributions
As of July 31, 2024, we anticipate making contributions for the remainder of fiscal year 2024 of approximately $4.0 million to our non-U.S. pension plans and $11.0 million to cover benefit payments to U.S. non-qualified pension plan participants. Our policy is to fund our pension plans so that we meet the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.3 billion. We expect to make future cash payments of $0.1 billion in fiscal year 2024 with remaining cash payments through fiscal year 2025. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of July 31, 2024, we had approximately $1.0 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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
Changes in Internal Control over Financial Reporting
As described above, we are taking steps to remediate the material weakness in our internal control over financial reporting. Other than in connection with the remediation process described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases that settled during the three months ended July 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
May 2024	3,135	$30.57	3,135	$1,338,731
June 2024	6,640	$35.98	6,640	$1,099,795
July 2024	7,290	$36.34	7,290	$834,898
Total	17,065		17,065
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On February 22, 2020, HP’s Board of Directors increased HP’s remaining share repurchase authorization to $15.0 billion in total. All share repurchases settled in the second quarter of fiscal year 2024 were open market transactions. As of July 31, 2024, HP had approximately $0.8 billion remaining under the share repurchase authorizations. On August 27, 2024 HP’s Board of Directors increased HP’s share repurchase authorization to $10.0 billion in total. From time-to-time HP may repurchase shares opportunistically and to offset the dilution created by shares issued under employee stock plans.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. On June 10, 2024, Enrique Lores, our President and Chief Executive Officer, adopted a written plan for the sale of up to (i) 317,252 shares of our common stock underlying employee stock options; (ii) 167,098 shares of our common stock underlying time-based restricted stock units; (iii) 54,221 shares of our common stock underlying performance adjusted restricted stock units, plus any additional shares that vest based on the achievement of the relevant performance criteria; and (iv) shares of our common stock underlying any dividend equivalent units that accrue with respect to these awards. The plan is scheduled to commence on September 12, 2024 and is scheduled to expire on June 30, 2025, or on any earlier date on which all of the shares have been sold. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits.
The Exhibit Index beginning on page 57 of this report sets forth a list of exhibits.

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant’s Restated Certificate of Incorporation.	8-K	001-04423	3.2	April 25, 2024
3(b)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	June 17, 2024
10(a)	Amended Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 16, 2021).*†
10(b)	Amended Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2022).*†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).†

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

HP INC.
/s/ KAREN L. PARKHILL
Karen L. Parkhill Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: August 28, 2024