Form 10-K
period 2024-10-31
HP INC
filed 2024-12-13
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $27,487,738,771 based on the last sale price of common stock as of April 30, 2024.
The number of shares of HP Inc. common stock outstanding as of December 2, 2024 was 937,797,736 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant’s definitive proxy statement related to its 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of October 31, 2024 are incorporated by reference into Part III of this Report.	III

HP INC. AND SUBSIDIARIES
Form 10-K
For the Fiscal Year ended October 31, 2024
In this report on Form 10-K, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Annual Report on Form 10-K, including “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, they could affect the business and results of operations of HP Inc. and its consolidated subsidiaries which may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings (including the Fiscal 2023 Plan (as defined herein)), net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, demand, performance, market share or competitive performance relating to products or services; any statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims, disputes or other litigation matters; any statements of expectation or belief as to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing.
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
•the use of artificial intelligence;
•the impact of macroeconomic and geopolitical trends, changes and events, including the ongoing military conflicts in Ukraine and the Middle East or tensions in the Taiwan Strait and South China Sea and the regional and global ramifications of these events;
•volatility in global capital markets and foreign currency, increases in benchmark interest rates, the effects of inflation and instability of financial institutions;
•risks associated with HP’s international operations and the effects of business disruption events, including those resulting from climate change;
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
•the competitive pressures faced by HP’s businesses;
•the impact of third-party claims of IP infringement;
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
•the hiring and retention of key employees;

•the results of our restructuring plans (including the Fiscal 2023 Plan), including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of our restructuring plans;
•the protection of HP’s intellectual property assets, including intellectual property licensed from third parties;
•disruptions in operations from system security risks, data protection breaches, or cyberattacks;
•HP’s ability to maintain its credit rating, satisfy its debt obligations and complete any contemplated share repurchases, other capital return programs or other strategic transactions;
•changes in estimates and assumptions HP makes in connection with the preparation of its financial statements;
•the impact of changes to federal, state, local and foreign laws and regulations, including environmental regulations and tax laws;
•integration and other risks associated with business combination and investment transactions;
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

Forward-looking and other statements in this report may also address our corporate sustainability or responsibility progress, plans, and goals (including environmental matters), and the inclusion of such statements is not an indication that these contents are necessarily material to HP, investors or other stakeholders or required to be disclosed in HP’s filings, in each case, under U.S. securities or any other laws or requirements that may be applicable to HP. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

The forward-looking statements in this report are made as of the date of this filing and HP assumes no obligation and does not intend to update these forward-looking statements.

PART I
ITEM 1. Business.
Overview
HP is a global technology leader and creator of solutions that enable people to bring their ideas to life and connect to the things that matter most. Operating in more than 170 countries, HP delivers innovative and sustainable devices, services and subscriptions for personal computing, printing, 3D printing, hybrid work, gaming and other related technologies.
We believe artificial intelligence (“AI”) is playing a critical role in the transformation of how people live and work, and customers are beginning to recognize the benefits in security, speed and cost. Our high-performing product portfolio includes HP’s new line of AI PCs and workstations built with the computing power to enable local AI processing for enhanced performance and features as well as intelligent print features incorporated into our home, office and graphics solutions.
Our broad range of security capabilities are designed to protect an increasingly distributed user base through security enhanced PCs and printers, hardware-enforced endpoint security software (for both HP and non-HP PCs), and endpoint security services. Our security solutions provide layered resiliency using enhanced features such as containment and isolation technology as well as the use of AI deep-learning to identify and remove malware threats.
We have three reportable segments: Personal Systems, Printing and Corporate Investments.
Personal Systems
Personal Systems offers desktops, notebooks, and workstations (including HP’s portfolio of AI PCs and workstations), thin clients, retail point-of-sale (“POS”) systems, displays, hybrid systems, software, solutions including endpoint security and services. Personal Systems includes support and deployment, configurations and extended warranty services and maintains multi-operating system and multi-architecture strategies using Microsoft Windows and Google Chrome operating systems, and predominantly uses processors from Intel, AMD, and NVIDIA.
Personal Systems groups its global business capabilities into the following business units when reporting business performance:
•Commercial PS consists of endpoint computing devices and hybrid systems, for use by enterprise, public sector (which includes education), and small- and medium-sized business (“SMB”) customers. These devices include our Pro and Elite commercial PC portfolio, our Z line of workstations, thin clients, retail POS systems, and HP’s Dragonfly and Chromebook PCs. HP offers a range of secure services and solutions to commercial customers to help them manage the lifecycle of their PCs and mobility installed base.
•    Consumer PS consists of devices, accessories and services which are optimized for consumer usage, focusing on gaming, learning and working remotely, consuming multi-media for entertainment, managing personal life activities, sharing information and staying connected, informed, and secure. These devices include our new Omni consumer PC portfolio, the Omen and Victus gaming lines, and HP’s Spectre, Envy, Pavilion and Chromebook PCs.
Printing
Printing provides consumer and commercial printer hardware, supplies, services and solutions. Printing is also focused on Graphics and 3D Printing and Personalization in the commercial and industrial markets. Our global business capabilities within Printing are described below:
•Office Printing Solutions delivers HP’s security enhanced office printers, supplies, services, and solutions to SMBs, public sector and large enterprises. It also includes Original Equipment Manufacturer (“OEM”) hardware and solutions.
•Home Printing Solutions delivers innovative and security enhanced printing products, supplies, services and solutions for the home, home business and micro business customers utilizing both HP’s Ink and Laser technologies.
•Graphics Solutions delivers large-format, commercial and industrial solutions and supplies to print service providers and packaging converters through a wide portfolio of printers and presses.
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
The markets for each of our key business segments are characterized by strong competition among major corporations with long-established positions and a large number of new and rapidly growing firms. Most product life cycles are short, and to remain competitive we must develop new products and services, periodically enhance our existing products and services and compete effectively based on the factors listed above. In addition, we compete with many of our current and potential partners, including OEMs that design, manufacture and often market their products under their own brand names. Our successful management of these competitive partner relationships will be critical to our future success. Moreover, we anticipate that we will have to continue to adjust prices on many of our products and services to stay competitive.
The competitive environment in which each key segment operates is described below:
Personal Systems. The markets in which Personal Systems operates are highly competitive and are characterized by price competition and introduction of new products and solutions. Our primary competitors are Acer Inc., Apple Inc., ASUSTeK Computer Inc., Dell Inc., Huawei Technologies Co., Ltd., Lenovo Group Limited, Logitech International S.A., Microsoft Corporation, Samsung Electronics Co., Ltd., and Toshiba Corporation. In certain geographies, we also experience competition from local companies and from generically-branded or “white box” manufacturers. Our competitive advantages include our broad product portfolio, our innovation, and research and development capabilities including security features, our innovative design work, our brand and procurement leverage, our ability to cross-sell our portfolio of offerings, our extensive service and support offerings, the accessibility of our products and the execution of our broad-based distribution strategy from retail and commercial channels to direct sales.
Printing. The markets for printer hardware and associated supplies are highly competitive. Printing’s key customer segments each face competitive market pressures in pricing and the introduction of new products. Our primary competitors include Brother Industries, Ltd., Canon Inc., Lexmark International, Inc., Pantum, Seiko Epson Corporation, The Ricoh Company Ltd., and Xerox Corporation Ltd. In addition, independent suppliers offer non-original supplies (including imitation, refill and remanufactured alternatives), which are often available for lower prices, but which can also offer lower print quality and reliability compared to HP original inkjet and toner supplies. These and other competing products are often sold alongside our products through online or omnichannel resellers, retailers or distributors, or such resellers, retailers and distributors may highlight the availability of lower cost non-original supplies. Our competitive advantages include our comprehensive high-quality solutions for the home, office and publishing environments, our innovation, and research and development capabilities including security features, sustainability, our brand, and the accessibility of our products through a broad-based distribution strategy from retail and commercial channels to direct sales.
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
Manufacturing and Materials
We utilize outsourced manufacturers (“OMs”) around the world to manufacture HP-designed products to generate cost efficiencies, reduce time to market, and maintain flexibility in our supply chain and manufacturing processes. We also manufacture finished products from components and sub-assemblies that we acquire from a wide range of vendors.
We utilize two primary methods of fulfilling demand for products: building products to order and configuring products to order. Building products to order maximizes manufacturing and logistics efficiencies by producing high volumes of basic product configurations. Alternatively, configuring products to order enables products to match a customer’s hardware and software customization requirements.
Like other participants in the information technology (“IT”) industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our demand requirements for periods averaging 90 to 120 days. We also may acquire component inventory in times of growth or in anticipation of significant price volatility or supply constraints for certain components that are not available from multiple sources. Additionally, while most of our products have existing or readily available alternative sources of supply, some of our components are obtained from a single source due to technology, availability, price, quality or other considerations.
Research and Development
Innovation across products, services, business models and processes is a key element of our culture and success. We are focused on developing products, services and solutions that anticipate customers’ changing needs and desires, and emerging technological trends, including accelerating the delivery of AI throughout our product portfolio. We continue to invest in innovation in both the areas where we believe we can make a unique contribution and where strategic partnerships will leverage our cost structure and maximize our customers’ experiences.
Intellectual Property
We seek patent protection for inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will maintain or improve our competitive position. As of October 31, 2024, our worldwide patent portfolio included over 22,000 patents which expire at various dates, generally 20 years from their original filing dates.
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

Seasonality
We experience some seasonal trends in the sale of our products and services. For example, European sales are often weaker in the summer months and consumer sales are often stronger in the fourth calendar quarter. Demand during the spring and early summer months also may be adversely impacted by market anticipation of seasonal trends. Historical seasonal patterns may be impacted by supply constraints, shifts in customer behavior and the evolving impacts of macroeconomic challenges.
Sustainability and Environmental, Social, and Governance Activities
At HP, we believe how we do things is just as important as what we do. Our Sustainable Impact goals reflect our efforts to tackle key issues in Climate, Human Rights, and Digital Equity. For more information on our sustainability goals, programs, and performance, including our methodology for calculating progress towards our GHG and other sustainability goals, we refer you to our annual Sustainable Impact Report, available on our website (which is not incorporated by reference herein).
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
Human Capital
HP employs approximately 58,000 employees in 59 countries. Together, they power HP innovation by applying their diverse skills and perspectives to create transformative solutions for our partners and customers worldwide. Our aim is to attract and retain exceptional talent by providing engaging work experiences that help our employees thrive. We promote ongoing learning and development, offer comprehensive compensation and benefits, and focus on health, safety, and well-being to set employees up to do their best work and achieve their career aspirations. To deliver on these priorities, HP senior leaders are accountable for meeting management by objective (“MBO”) goals for employee engagement, diversity and inclusion, and leadership development.
Employee Engagement
We regularly collect feedback from employees to better understand and improve their workplace experiences and to identify ways to strengthen our culture. In fiscal year 2024, 90% of employees participated in our annual survey, and we continued to see strong overall engagement, exceeding top quartile benchmarks for most of the external comparisons we track. We saw similar strength in our internal inclusion index, and employees demonstrated their engagement by providing a high volume of written comments in this year’s survey. Beyond the annual survey, we regularly seek out employee feedback through a variety of pulse polls and take action to address their ideas, suggestions, and concerns.
Talent Development
We have a multi-faceted talent, learning, and skill-development strategy. First, we emphasize diversity of backgrounds, experience, and perspectives in our senior talent pipeline, and invest in targeted approaches such as leadership assessments, external education opportunities, coaching, job rotations, and immersive, experiential learning to ensure our executives are equipped to lead HP, both now and in the future. We also support talent through an extensive portfolio of internal and external development programs designed to accelerate their career growth. Additionally, we prepare new people managers with development experiences designed, among other things, to build coaching skills and champion inclusion.
We are committed to the continuous growth of employees. We provide enterprise-wide skill development solutions and resources that focus on the critical skills all employees need to perform at their best in their jobs today and in the future. In partnership with industry thought partners and internal experts, HP offers learning opportunities in key areas such as software development, artificial intelligence, data science, product management, communications, change agility, and strategic thinking. HP prioritizes skill development experiences that accommodate employee-specific needs and demanding schedules, with an emphasis on learning that drives immediate application and measurable behavior change.
In addition to skill development resources, HP also offers formal education assistance through our Degree Assistance Program which provides employees with the opportunity to participate in higher academic education.

Hybrid Work Strategy
At HP, hybrid work balances workplace flexibility with time working together to collaborate and connect in person at our sites. Our goal is to provide the ability to work seamlessly across a diverse ecosystem of workplaces, enabled by enhanced tools and technology designed to optimize productivity and collaboration.
Diversity, Equity, and Inclusion
We strive to create an inclusive workplace where everyone can bring their unique perspectives to work and reach their full potential. This commitment is at the heart of our innovation model, where people with diverse backgrounds, knowledge, and experiences collaborate to create breakthrough technologies and deliver valued solutions to our customers.
We also strive to ensure equal opportunities and access for all employees. We continue to work on removing barriers through external hiring and outreach and by providing internal programs and development opportunities and training for managers on inclusive leadership.
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
Since 2016, we have reviewed employees’ compensation with the support of independent third-party experts to ensure consistent pay practices. In fiscal year 2024, we continued to expand our annual pay equity assessment to include additional countries representing a majority of our global workforce. The independent analysis did not reveal any systemic issues and we addressed areas of potential concern as part of our off-cycle compensation process.
Health, Safety, and Wellness
The holistic wellbeing of our employees is vital to HP’s success. Our environmental, health, and safety leadership team uses our global injury and illness reporting system to assess worldwide and regional trends as a part of quarterly reviews. We focus on reducing and effectively managing risks at HP-owned and partner-owned manufacturing facilities, and injury rates continue to be low.
We sponsor a global wellness program designed to enhance wellbeing for all HP employees. Throughout the year, we encourage healthy behaviors across our five pillars of wellness—physical, financial, emotional, life balance, and social/community—through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives. In addition to our regular annual wellbeing programs, we provide specialized programs and campaigns in line with employee needs at the time. Our campaign this year, “Elevate Your Everyday,” encouraged employees to challenge themselves to embrace new experiences and opportunities for personal development, all with the help of HP-provided mindfulness apps, targeted mental health support, individual assessments, and expanded financial wellbeing programs.

Information about our Executive Officers
The following are our current executive officers:
Alex Cho; age 52; President, Personal Systems
Mr. Cho has served as President, Personal Systems since June 2018. From 2014 to 2018, Mr. Cho served as Global Head and General Manager of Commercial Personal Systems. Prior to that role, Mr. Cho served as the Vice President and General Manager of the LaserJet Supplies team from 2010 to 2014.
Julie Jacobs; age 58; Chief Legal Officer and General Counsel
Ms. Jacobs has served as Chief Legal Officer and General Counsel since October 2022. Previously, Ms. Jacobs served as Senior Executive Vice President, General Counsel and Corporate Secretary of Yahoo, a leading internet, media, and technology company, from September 2021 to October 2022. Prior to Yahoo, Ms. Jacobs served as Executive Vice President and General Counsel of Verizon Media, a global media and technology company, from June 2017 to September 2021. Prior to Verizon Media, Ms. Jacobs spent over 16 years in various senior legal roles at AOL, a global internet, media and technology company, including serving as AOL’s Executive Vice President, General Counsel, and Corporate Secretary from May 2010 to June 2017.
Stephanie Liebman; age 55; Global Controller
Ms. Liebman has served as Global Controller since December 2023 and as Senior Vice President and Finance Chief Operations Officer at HP since February 2023. Prior to rejoining HP, she served as Senior Vice President at NTT Data Services, a provider of IT and business services, from March 2019 to January 2023. Before that she spent over 21 years at HP in various roles including Chief Audit Executive and Vice President of Enterprise Services Financial Operations. Ms. Liebman is a Certified Public Accountant.
Enrique Lores; age 59; President and Chief Executive Officer
Mr. Lores has served as President and Chief Executive Officer since November 2019. Throughout his over 30-year tenure with the company, Mr. Lores held leadership positions across the organization, serving as President, Printing, Solutions and Services from November 2015 to November 2019, and prior to that role, leading the Separation Management Office for HP Inc. Previously, Mr. Lores was the Senior Vice President and General Manager for Business Personal Systems. Before his Business Personal Systems role, Mr. Lores was Senior Vice President of Customer Support and Services.
Kristen Ludgate; age 62; Chief People Officer
Ms. Ludgate has served as Chief People Officer since July 2021. Previously, Ms. Ludgate served as Executive Vice President and Chief Human Resources Officer at 3M, a global technology company, from June 2018 until July 2021. Ms. Ludgate held a wide range of leadership positions during her 17 years with 3M, leading global teams in human resources, legal, compliance, and communications.
David McQuarrie; age 49; Chief Commercial Officer
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
Anneliese Olson; age 53; President of Imaging, Printing & Solutions
Ms. Olson has served as President of Imaging, Printing and Solutions since November 2024 and has over 28 years of experience at the Company. Previously, she served as Senior Vice President & Managing Director, North America Market, and prior to that as Senior Vice President & Chief Operating Officer, Worldwide Print.
Karen L. Parkhill; age 59; Chief Financial Officer
Ms. Parkhill has served as Chief Financial Officer since August 2024. Previously, she served as Executive Vice President and Chief Financial Officer of Medtronic plc, a healthcare technology company, a position she held since June 2016. Prior to Medtronic, Ms. Parkhill served as Vice Chairman and Chief Financial Officer of Comerica Incorporated, a financial services company, from 2011 to 2016. Ms. Parkhill was a member of Comerica’s Management Executive Committee and the Comerica Bank Board of Directors. Prior to joining Comerica, Ms. Parkhill worked for J.P. Morgan Chase & Co., a financial services company, in various capacities from 1992 to 2011, including serving as Chief Financial Officer of the Commercial Banking business from 2007 to 2011.

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
Microsoft® and Windows® are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other countries. Intel® is a trademark of Intel Corporation or its subsidiaries in the United States and/or other countries. AMD is a trademark of Advanced Micro Devices, Inc. Google™ and Google Chrome™ are trademarks of Google LLC. NVIDIA is a trademark of NVIDIA Corporation in the United States and/or other countries. All other trademarks are the property of their respective owners.

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
STRATEGIC AND OPERATIONAL RISKS
If we cannot successfully execute our strategy and continue to develop, manufacture and market innovative products, services and solutions, our business and financial performance may suffer.
To execute our strategy, we must, among other things, optimize our cost structure, make long-term investments, develop or acquire and appropriately protect intellectual property, commit significant research and development and other resources, evolve our go-to-market strategy and business model to meet changing market dynamics, forces and demand. In addition, we need to innovate, develop and execute on evolutionary strategies in a rapidly changing and increasingly hybrid environment, seize on disruptive opportunities and effectively respond to secular trends and shifts in customer preferences. Our financial performance will depend in part on our ability to remain competitive in offerings geared towards new or emerging market trends, such as artificial intelligence and hybrid consumption. For example, in fiscal year 2024 we experienced continued demand softness in printing products and solutions and we believe we and others in our industry face continuing secular challenges related to, among other things, decreased demand for printing products and solutions as a result of increased digitization and hybrid work, and increasing competition from generic alternatives. We also need to ensure our existing offerings in this space, such as managed services and print software, remain sufficiently differentiated. Our efforts to mitigate the impact of these challenges, such as by seeking to increase our margin and market share and drive demand in subscription services and other recurring-revenue based business models, may not be successful, and shifting to recurring-revenue based business may require us to forego upfront revenue. In addition, we may be unable to successfully execute our strategy, sufficiently invest in, prioritize research and development, market and scale, or accurately project the financial performance of our key growth areas, other strategic growth initiatives and existing offerings, accurately predict technological or business trends or control costs. Moreover, the process of developing new high-technology products, services and solutions and enhancing existing products, services and solutions, including through the introduction of AI capabilities, is complex, costly and uncertain, and we may be unable to anticipate or respond to customers’ changing needs, accurately identify emerging technological trends or accurately project the demand, pricing, or other market dynamics of such trends. Our ability to successfully offer our products, services and solutions in this rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively calibrate and adjust our business and business models in response to fluctuating market opportunities and conditions. This effort includes execution of effective go-to-market plans, which may require us to evolve our talent and capabilities, incentive plans (especially for evolution to recurring revenue business), and coverage models. In addition, we may be unable to appropriately prioritize and balance our initiatives or effectively manage change throughout our organization.
Our industry is subject to rapid and substantial innovation, technological change and customer preferences. Even if we successfully develop new products, solutions and technologies, future products, solutions and technologies, including those created by our competitors, may eventually supplant ours if we are unable to keep pace with technological advances and end-user requirements and preferences and timely enhancement of our existing products and technologies or develop new ones. As a result, we could lose market share and certain of our products, solutions and technologies may be rendered uneconomical or obsolete.
After we develop a product, we must be able to quickly manufacture appropriate volumes while also managing costs and preserving or improving margins. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer and legal requirements, and we may not succeed in doing so within a given product’s lifecycle or at all. Any delay in the development, production or marketing of a new product, service or solution could result in us not being among the first to market, which could further harm our competitive position. Moreover, new products and services may not be profitable, and even if they are profitable, the operating margins may not be as high as the historical or anticipated margins.

We expect the proliferation of AI to have a significant impact on our industry and the markets in which we compete, and the development and use of AI presents competitive, reputational, and liability risks.
We believe the proliferation of AI, especially as it relates to our product and solutions offerings, will have a significant impact on customer preferences and market dynamics in our industry, and our ability to effectively compete in this space will be critical to our financial performance. We also believe that the effective use of AI in our internal operations is important to our long-term success. We are working to incorporate AI capabilities into our consumer and commercial products and solutions, as well as across the company in our own internal operations, and our research into and continued development of such technologies remain ongoing. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its rate and success of adoption, and therefore our business, and there is no guarantee that our use of AI or incorporation of AI capabilities into our products and solutions will benefit our business operations or result in products and solutions that are preferred by our customers. We have invested, and expect to continue to invest, significant resources to build and support our AI products. If our AI products fail to operate as anticipated or as well as competing products or otherwise do not meet customer needs or if we are unable to bring AI-enabled products and solutions to market as effectively, or with the same speed or in the same volumes, as our competitors, we may fail to recoup our investments in AI or improve our financial performance, our competitive position may be harmed, and our business and reputation may be adversely impacted. Moreover, our actions to drive demand to AI products may result in cannibalization of demand for our traditional, non-AI products.
In addition, AI algorithms may be flawed. Datasets may be insufficient or contain biased information. AI models deployed by us or our partners may lead to unexpected or unintended outcomes that could erode trust in our AI products and solutions and potentially cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, including under new proposed legislation regulating AI in jurisdictions such as the U.S. and European Union, new applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm. Additionally, our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain AI capabilities into our products and solutions. Some AI capabilities also present ethical issues, and we may be unsuccessful in identifying or resolving issues before they arise. If we enable or offer AI products or solutions or implement AI capabilities in our internal operations that are controversial because of their impact on human rights, the environment, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm or greater employee attrition.
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
We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of competitive pricing pressures and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that we are unable to pass on to our customers. Our business may be disrupted if we are unable to obtain equipment, parts or components from our suppliers—and our suppliers from their suppliers—due to the insolvency of key suppliers or the inability of key suppliers to obtain credit, or if any of our distributors lack sufficient financial resources to withstand economic weakness. In addition, our ongoing efforts to optimize the efficiency of our supply chain for cost or redundancy could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Furthermore, certain of our suppliers and OMs may decide to discontinue business with us or limit the allocation of products to us, which could result in our inability to fill our supply needs, jeopardizing our ability to fulfill our contractual obligations, which could in turn, result in a decrease in sales, profitability and cash flows, contract penalties or terminations, and damage to customer relationships.

In addition, our business is subject to the following specific supply chain related risks:
•Component shortages. We have at times experienced and may in the future experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, disputes with suppliers (some of whom are also our customers), disruptions in the operations of component suppliers, supplier ability to demonstrate regulatory compliance, regulatory restrictions on specific components in certain markets, other problems experienced by suppliers or problems we face during the transition to new suppliers. For example, a market shortage of integrated circuits and panels and other component supply has at times affected, and may affect in the future, lead times, the cost of that supply, and our ability to meet customer demand for our products. Additionally, our Personal Systems business relies heavily upon OMs to manufacture our products and we are therefore dependent upon the continuing operations of those OMs. We represent a substantial portion of the business for certain OMs, and changes to the nature or volume of our business transactions with a particular OM could adversely affect the OM and lead to shortages or delays in receiving component products from that OM. Increased demand for particular components due to industry trends, including components required for the operation of AI, may lead to shortages, delays, and price increases. Our anticipation of these and other supply chain dynamics may result in us purchasing components in greater volumes and on earlier schedules in order to secure an adequate supply, which could adversely affect our working capital and cash flow. If shortages or delays in component products occur, the price of certain components may increase, we may be exposed to quality issues, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, we may lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers due to such component shortages or delays. If we cannot adequately address a component supply issue, we may have to re-engineer some product or service offerings, which could result in further costs and delays.
•Sourcing inventory planning. In order to secure components for our products or services, we have and may continue to make advance payments to suppliers or enter into non-cancelable commitments with vendors. In addition, we have and may continue to strategically purchase components in advance of demand to take advantage of favorable pricing or to address concerns about future availability, which could adversely affect our working capital and cash flow. If we fail to anticipate customer demand, an oversupply could result in excess or obsolete components.
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
•Working conditions, human rights and materials sourcing. Our brand perception, customer loyalty and legal compliance could be adversely impacted by a supplier’s improper practices or failure to comply with our requirements for environmentally, socially or legally responsible practices and sourcing, including sub-tier sourcing.

•Single-source suppliers. We obtain a significant number of components from a single source due to technology, availability, price, quality or other considerations. For example, we rely on Canon for certain laser printer engines and laser toner cartridges and certain key suppliers for application specific integrated circuits (“ASICs”). We also rely on Intel, AMD and NVIDIA to provide us with a sufficient supply of processors for the majority of our PCs and workstations. Some of those processors may be customized for our products. New products that we introduce may utilize custom components obtained initially from only one source until we have determined whether there is a need for additional suppliers. Replacing a single-source supplier could delay production of some products as replacement suppliers may be subject to capacity constraints or other output limitations. For some components, alternative sources may not exist or may be unable to produce the quantities of those components necessary to satisfy our production requirements. In certain circumstances, we purchase components from single-source suppliers under short-term agreements that contain favorable pricing and other terms, but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of single-source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of our components. The loss of, deterioration of our relationship with, or limits in allocation by, a single-source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single-source supplier could adversely affect our business and financial performance. An adverse litigation outcome, including an injunction in an IP litigation, against a single-source supplier, could also significantly impact our ability to make and sell products utilizing that supplier’s components.
•Geographic concentration. Our manufacturing facilities and suppliers have historically been, and continue to be, geographically concentrated in certain regions, which could exacerbate the risks noted above. While we are undertaking initiatives to diversify our manufacturing and supply chain footprint, such initiatives require significant investment and time and have been and can continue to be subject to regulatory, continuity, operational, geopolitical and other hurdles, and there can be no assurance that these initiatives will be successful.
Our business and financial performance could suffer if we do not manage the risks associated with our services businesses properly.
The success of our services business (such as our managed print services, digital services, consumer subscriptions and other workforce services in both Printing and Personal Systems) depends to a significant degree on attracting, retaining, and maintaining or increasing the level of revenues from our customers. Our standard services agreements are generally renewable at a customer’s option and/or subject to early termination rights. We may not be able to retain or renew services contracts with our customers, or our customers may reduce the scope of the services for which they contract. Factors that may influence contract termination, non-renewal or reduction include business downturns, dissatisfaction with our services or products, our retirement or lack of support for our services, our customers selecting alternative technologies, the cost of our services as compared to our competitors, general market conditions, a lower than investment grade credit rating or other reasons. We may not be able to replace the revenue and earnings from lost customers or reductions in services. While our services agreements may include penalties for early termination, these penalties may not fully cover our investments in these businesses. Our customers could also delay or terminate implementations or use of our services or choose not to invest in additional services from us in the future. In addition, the pricing and other terms of certain services agreements require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Any increased or unexpected costs or unanticipated delays in connection with the performance of these contracts, which may increase as services become more customized, could make these agreements less profitable or unprofitable. Certain service-oriented business models, such as the “device as a service” model under which customers rent a hardware device for a periodic fee within a managed solution that provides professional services, software, support, monitoring and other services, may not generate net new sales for customers who previously purchased our hardware transactionally. The device as a service model also requires the participation of a third-party financing provider, and we may face challenges in finding such providers who are willing to provide financing on acceptable terms or at all. In addition, from time to time we offer new services for which customer demand and adoption rates are difficult to predict, and we may not be able to scale these services as we expect. As a result, we may not generate the revenues, profits or cash flows we may have anticipated from our services business within the expected timelines, if at all.
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
We have a large portfolio of products and must allocate our financial, personnel and other resources across our products while competing with companies that have smaller portfolios or specialize in one or more of our product lines. Because of the size and scope of our portfolio, we may invest a greater percentage of our revenues, including on research and development, than some of our competitors. As a result, we may invest less in certain areas of our business than our competitors, and our competitors may have greater financial, technical and marketing resources available for their products and services, compared to the resources allocated to our competing products and services, or greater economies of scale, which could in turn result in our loss of market share. Our actions to mitigate the impact of these dynamics, such as reducing the size of our product portfolio, may not be successful. In addition, if we cannot proportionately decrease our cost structure on a timely basis in response to competitive pricing pressures, our gross margin, profitability and cash flows could be adversely affected.
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
In the course of conducting our business, we must address quality and security issues associated with our products and services, including potential flaws in our engineering, design and manufacturing processes, unsatisfactory performance under service contracts, and unsatisfactory performance or malicious acts by third-parties. Many of our products and services, including those which incorporate AI capabilities, are dependent on third-party software, including from Microsoft and Google, to function as intended, and product issues also sometimes result from the interaction between our products and third-party products and software. Our business is also exposed to the risk of defects in third-party components or materials included in our products, including security vulnerabilities. The products and services that we offer are complex, and our regular testing and quality control efforts may not be completely effective in controlling or detecting all quality and security issues or errors, particularly with respect to undiscovered defects or security vulnerabilities in components manufactured by third parties.
If we are unable to determine the cause or find an effective solution to address quality or security issues with our products, we may delay shipment to customers, which would delay revenue recognition and receipt of customer payments. We have and may again in the future write off some or all of the value of non-performing inventory. In addition, after products are delivered, quality and security issues may require us to repair or replace such products. Addressing these issues can be expensive and may result in additional warranty, repair, replacement and other costs. In the event of security vulnerabilities or other issues with third-party components, we may have to rely on third parties to provide mitigation, which may be ineffective. Further, adapting our products and services to meet new regulatory requirements can be costly and cause uncertainties and business disruption. Quality and security issues, including those resulting from defects or security vulnerabilities in third-party components, can impair our relationships with new or existing customers and adversely affect our brand and reputation. The proliferation of social media may increase the likelihood, speed, and magnitude of negative brand and reputation events.

Third-party claims of IP infringement are commonplace in our industry and may limit or disrupt our ability to sell our products and services.
We are subject to third party claims that we or customers indemnified by us are infringing upon such parties’ IP rights. We have seen an increasing trend of patent assertion entities and operating companies with licensing businesses engaging in claims of infringement and assertion of patents to extract settlements to avoid significant business disruption, including the assertion of patents related to standardized technologies, such as Wi-Fi or video. The patent litigation environment has also become more challenging due to the emergence of venues adopting procedural and substantive rules and practices that make them more favorable for patent asserters, including the availability of preliminary and permanent injunctions for non-competitors. If we cannot or do not license allegedly infringed IP at all or on reasonable terms, or if we are required to substitute technology from another source, our operations could be adversely affected. Even if we believe that IP claims are without merit, they can be time-consuming and costly to defend against and may divert management’s attention and resources away from our business. Claims of IP infringement have and may require us to redesign affected products, enter into costly settlements or license agreements, pay damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain products. Additionally, claims of IP infringement may adversely impact our brand and reputation and imperil new and existing customer relationships.
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
The terms of the separation of Hewlett Packard Enterprise and us include licenses and other arrangements to provide for certain ongoing use of intellectual property in the operations of both Hewlett Packard Enterprise and us. For example, through a joint brand holding structure, both Hewlett Packard Enterprise and we retain the ability to make ongoing use of certain variations of the legacy Hewlett-Packard and HP branding, respectively. As a result of this continuing shared use of the legacy branding there is a risk that conduct or events adversely affecting the reputation of Hewlett Packard Enterprise could also adversely affect our reputation.
Our operating results have historically varied and may not be indicative of future results.
Our net revenue, gross margin, profit and cash flow generation vary among our portfolio of products and services, customer groups and geographic markets and therefore will likely vary in future periods. Overall gross margins and profitability in any given period are dependent on the product, service, customer and geographic mix reflected in that period’s net revenue, which in turn depends on the overall demand for our products and services. We have experienced and may in the future experience delays or reductions in spending by our customers or potential customers, which could have a material adverse effect on demand for our products and services and could result in a significant decline in net revenue. For example, we observed continued market uncertainty, cautious commercial spending on information technology hardware, lower discretionary consumer spending, secular declines in demand for certain products or solutions, including printing products and solutions, inflationary pressures, and foreign currency fluctuations. In addition, net revenue declines in some of our businesses may affect net revenue in our other businesses, as we may lose cross-selling opportunities. Moreover, newer geographic markets can be relatively less profitable due to our investments associated with entering those markets and local pricing pressures, as well as difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period. These factors could also make it difficult to accurately forecast revenues and operating results and could negatively affect our ability to provide accurate forecasts to suppliers and manufacturers, manage our relationships and other expenses and to make decisions about future investments.
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

Conflicts might arise between our various distribution channels, we may experience the loss or deterioration of an alliance or distribution arrangement or a reduced assortment of our products, we may not be able to limit the potential misuse of pricing programs by our channel partners and we may fail to optimize the use of our pricing programs. Moreover, some of our channel partners and distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends. They may also have difficulty selling our products under new business models. Many of our significant distributors operate on narrow margins and have been negatively affected by business pressures in the past. Additionally, in certain regions, we rely on a limited number of distributors, which could exacerbate these risks. Trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution and retail channel partners. Net revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors’ financial conditions, abilities to borrow funds or operations weaken or if our distributors cannot successfully compete in the online or omnichannel marketplace.
Our inventory management is complex, as we continue to sell a significant mix of products through distributors. We must manage both owned and channel inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and pricing (and factoring in supply chain challenges and order cancellations). Our forecasts do not always accurately predict demand, and distributors have and may continue to increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. Our reliance upon indirect distribution methods, including a multi-tiered channel, may reduce our visibility into inventories, demand and pricing trends. Elevated channel inventory can result in adverse impacts to demand and pricing for our products, the extent and timing of which are difficult to predict with precision or sometimes at all. Accordingly, our distribution model makes forecasting and managing multi-tiered channel inventory more difficult.
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
We experience seasonal trends in the sale of our products that may produce variations in our quarterly results and financial condition. For example, sales to governments (particularly, sales to the U.S. government) are often stronger in the third calendar quarter, and many customers whose fiscal year is the calendar year spend their remaining capital budget authorizations in the fourth calendar quarter. Consumer sales are often higher in the fourth calendar quarter due in part to seasonal holiday demand, and our fourth fiscal quarter ending October 31 has typically been our strongest quarter by revenues. European sales are often weaker during the summer months. Demand during the spring and early summer may also be adversely impacted by market anticipation of seasonal trends. However, historical seasonal patterns may not continue in the future and such patterns have been and may be impacted by supply constraints, macroeconomic conditions, such as an economic slowdown or inflationary pressures, shifts in customer behavior and the impacts of pandemics or other public health crises. Moreover, to the extent that we introduce new products in anticipation of seasonal demand trends, our discounting of existing products may adversely affect our gross margins. Many of the factors that create and affect seasonal trends are beyond our control.

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
We rely upon patent, copyright, trademark, trade secret and other IP laws in the United States, similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain IP rights in the products and services we sell, provide or otherwise use in our operations. However, our IP rights could be challenged, invalidated, infringed or circumvented, or such IP rights may not be sufficient to permit us to take advantage of current market trends or to otherwise provide competitive advantages, either of which could result in costly product redesign efforts, discontinuance of certain product offerings or other harm to our competitive position. In addition, we may choose to not apply for patent protection or may fail to apply for patent protection in a timely fashion. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our ability to sell products or services and our competitive position.
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
While we have implemented security measures and internal controls designed to protect against cyber and other security threats, such measures cannot provide absolute security and may not be successful in preventing future security breaches. Moreover, these threats are constantly evolving, thereby making it more difficult to successfully defend against them or to implement adequate preventative measures. Certain vulnerabilities are difficult to detect even using our best efforts, which may allow those vulnerabilities to persist in our systems over long periods of time. In the past, we have experienced data security incidents resulting from unauthorized access to or use of our systems or those of third parties, which to date, have not had a material impact on our operations; however, there remains the possibility of a future data security incident that results in a material impact to the Company. Additionally, it may be difficult to determine the best way to investigate, mitigate, contain, and remediate the harm caused by a data security incident. Such efforts may not be successful, and we may make errors or fail to take necessary actions. It may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full, and reliable information about the incident to our customers, partners, regulators, and the public. Remote work and remote access to our systems has increased significantly, which also increases our cybersecurity attack surface. We have also seen an increase in cyberattack volume, frequency, and sophistication driven by the global enablement of remote workforces. Geopolitical tensions or conflicts may further heighten the risk of cybersecurity attacks. The emergence and maturation of AI capabilities may also lead to new and/or more sophisticated methods of attack, including fraud that relies upon “deep fake” impersonation technology or other forms of generative automation that may scale up the efficiency or effectiveness of cybersecurity attacks. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
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
Portions of our IT infrastructure, including those provided by third parties, have experienced, and may experience in the future, interruptions, outages, delays or cessations of service or may produce errors in connection with systems integrations, migration work or other causes, which could result in business disruptions. The process of remediating these issues could be more expensive, time-consuming, disruptive and resource intensive than planned. Further, such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes, resulting in delayed sales, lower margins, lost customers or reputational damage.
We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.
We have undertaken and may undertake in the future restructuring plans in order to realign our cost structure and to achieve operating efficiencies that we expect to reduce costs, including the plan announced in November 2022. Implementation of any restructuring plan may be costly and disruptive to our business, and we may not be able to obtain the anticipated cost savings, operational improvements and estimated workforce reductions within the projected timing or at all. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, loss of key employees and/or other retention issues during transitional periods. Restructuring can require a significant amount of time and focus, which may divert attention from operating and growing our business. Moreover, projections of any cost savings or other benefits associated with our restructuring plans are based on current business operations and market dynamics, and could be significantly impacted by various factors, including but not limited to our evolving business models, future investment decisions, market environment and technology landscape. For more information about our restructuring plans, see Note 3, “Restructuring and Other Charges” to our Consolidated Financial Statements in Item 8.

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
•Our due diligence may fail to identify significant issues with the target’s product quality, financial disclosures, accounting practices or internal controls, including as a result of being dependent on the veracity and completeness of statements and disclosures made or actions taken by third parties, or the assumptions or judgments we make with respect to our due diligence may be incorrect.
•In order to finance a transaction, we may issue common stock (potentially creating dilution) or take on additional debt, which may adversely impact our credit rating.
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
The business combination and investment transactions in which we engage may be large or complex, and we must manage post-closing issues such as the integration of the acquired business. Integrations involve significant challenges and are often time-consuming and expensive and could significantly disrupt our business and the acquired business. These challenges include successfully combining product and service offerings; entering or expanding into markets; retaining key employees; integrating employees, facilities, technology, products, processes, operations (including supply and manufacturing operations), sales and distribution channels, business models and business systems; and retaining customers and distributors.
Our aspirations and disclosures related to environmental, social and governance (“ESG”) matters expose us to risks that could adversely affect our reputation and performance.
We have established and publicly announced ESG goals, including our commitments to address climate change, human rights, and digital equity. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to adequately update, accomplish or accurately track and report on these goals on a timely basis, or at all, or a decision to amend, retire, or stop reporting on certain goals, or positions we take or do not take on social issues could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community, special interest groups, customers and enforcement authorities. In addition, there exists certain “anti-ESG” sentiment among some individuals and government institutions, and we may also face scrutiny, reputational risk, lawsuits or market access restrictions from these parties regarding our ESG initiatives.
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

Standards for tracking and reporting ESG matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting ESG data may be updated and previously reported ESG data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that are or may become required by the SEC, European and other regulators (including, but not limited to, the EU Corporate Sustainability Reporting Directive, the EU Corporate Sustainability Due Diligence Directive, the state of California’s new climate change disclosure requirements, and climate-change disclosure requirements from the SEC), and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If our ESG practices do not meet evolving government, investor or other stakeholder expectations and standards, then our reputation or our attractiveness as an investment, business partner, acquiror, product or service provider or employer could be negatively impacted and we could be subject to litigation or regulatory proceedings.
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
Approximately 65% of our net revenue for fiscal year 2024 came from outside the United States. In addition, we operate in emerging markets, which can be more volatile. Our future business and financial performance could suffer due to a variety of international factors, including:
•instability in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations, changes or uncertainty in fiscal or monetary policy, actual or anticipated military or political conflicts, health emergencies or pandemics;
•the imposition by governments of additional taxes, tariffs or other restrictions on foreign trade or changes in restrictions on trade between the United States and other countries where HP products are manufactured or sold, including China;
•trade sanctions, embargoes, country localization requirements and import restrictions and other policies and regulations affecting production, shipping, pricing and marketing of products, including policies adopted by any country that may favor domestic companies and technologies over foreign competitors;
•political sentiment impacting global trade, including the willingness of non-U.S. consumers to purchase from U.S. corporations;
•local labor conditions and regulations, including labor issues faced by suppliers and OEMs, or immigration and labor laws which may adversely impact our access to technical and professional talent;
•changes or uncertainty in international, national or local legal environments, including tax, data handling, privacy, artificial intelligence, intellectual property, consumer protection, environmental and antitrust laws;
•import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could increase our cost of doing business, prevent us from shipping products, affect our ability to obtain favorable terms for components, increase our operating costs or lead to penalties or restrictions;
•compliance with the U.S. Foreign Corrupt Practices Act, U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws, and adverse consequences for any failure to comply, including compliance by recently acquired companies, which may have less robust internal compliance procedures; and
•fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points for our products and shipments.

The factors described above also could disrupt our product and component manufacturing and key suppliers located outside of the United States and our supply chain. For example, we rely on manufacturers in Taiwan to produce notebook computers and other suppliers in Asia for product assembly and manufacture and have manufacturing operations in Israel which support our Industrial Graphics business. The impact of certain geopolitical conflicts (including any escalation or expansion thereof), such as the ongoing military conflicts in Ukraine and the Middle East or tensions in the Taiwan Strait and South China Sea, and any broadening of ancillary geopolitical, economic, and other effects could adversely impact these operations and could heighten the other risks identified in this report.
Economic weakness and uncertainty is expected to continue to adversely affect demand for our products and services and, as a result, our business and financial performance.
Our business and financial performance depend on worldwide economic conditions and the demand for our products and services. Ongoing economic weakness, including an economic slowdown or recession, uncertainty in markets throughout the world and other adverse economic conditions, including inflation, changes in monetary policy, increased interest rates, tariffs, exchange rates and an evolving global trade environment, have resulted in, and may continue to result in, decreased demand for our products and services and challenges in managing inventory levels and accurately forecasting revenue, gross margin, cash flows and expenses. For example, during fiscal year 2024 we observed continued market uncertainty, cautious commercial spending on information technology hardware, including in China, lower discretionary consumer spending, increasing commodity costs, inflationary pressures, and foreign currency fluctuations. Changes in government spending limits may continue to reduce demand for our products and services from governments or organizations that receive government funding. Moreover, U.S. government contracts are subject to congressional funding, which at times has been and may in the future be unavailable or delayed, which could impact our business.
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
Currencies other than the U.S. dollar, including the euro, the British pound, Indian rupee, Chinese yuan (renminbi) and the Japanese yen, can have an impact on our results as expressed in U.S. dollars. Global events, trade disputes, economic sanctions, inflation, increasing interest rates and emerging market volatility, and the resulting uncertainty, may cause currencies to fluctuate, which may contribute to variations in our sales in impacted jurisdictions. Because most of our revenues are generated outside the United States, fluctuations in currency exchange rates have adversely affected, and could in the future adversely affect, our net revenue growth. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and products that include components obtained from suppliers located outside of the United States, as well as our ability to increase prices. In addition, currency fluctuations, particularly weakness in the Japanese Yen, has and may continue to exacerbate pricing competition for our print products and services. From time to time, we may use derivative contracts designated as cash flow hedges to protect against foreign currency exchange rate risks. However, our hedging strategies may be ineffective, may not offset any or more than a portion of the adverse financial impact resulting from currency variations, or may result in losses.
Business disruption events could seriously harm our future revenue, cash flows and financial condition and increase our costs and expenses.
Our worldwide operations could be disrupted by natural disasters, telecommunications failures, cybersecurity incidents or other disruptions impacting information technology systems, manufacturing equipment failures, power or water shortages, fires, extreme weather conditions, and other disasters or catastrophic events, for which we are predominantly self-insured. Terrorist acts or armed conflicts, for which we are predominantly uninsured, may also disrupt our operations. Global pandemics, such as COVID-19, or other public health crises may adversely affect, among other things, our supply chain and associated costs; demand for our products and services; our operations and sales, marketing and distribution efforts; our research and development capabilities; our engineering, design, and manufacturing processes; and other important business activities. These events could result in significant losses, adversely affect our competitive position, increase our costs, require substantial expenditures and recovery time, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. Our operations and those of our suppliers and distributors could be adversely affected if manufacturing, logistics, or other operations in key locations, are disrupted for any reason, such as those described above or other economic, business, labor, environmental, public health, regulatory or political reasons. In addition, even if our operations are unaffected or recover quickly, if our customers cannot timely resume their own operations, they may reduce or cancel their orders, or these events could otherwise result in a decrease in demand for our products.

Climate change and associated regulatory and market impacts may have an adverse effect on our business.
There are climate-related risks wherever our business is conducted. Global climate change is resulting, and is projected to continue to result, in natural disasters and adverse weather, such as drought, wildfires, storms, sea-level rise, flooding, heat waves, and cold waves, occurring more frequently or with greater intensity. Such extreme climate related events are driving changes in market dynamics, stakeholder expectations, local, national and international climate change policies and regulations, which could result in disruptions to us, our suppliers, vendors, customers and logistics hubs and impact employees’ abilities to live in certain areas, commute or to work from home effectively. These disruptions could make it more difficult and costly for us to deliver our products and services, obtain components or other supplies through our supply chain, maintain or resume operations or perform other critical corporate functions, and could reduce customer demand for our products and services. Furthermore, climate change has reduced the availability and increased the cost of insurance for these negative impacts of natural disasters and adverse weather conditions by contributing to an increase in the incidence and severity of such natural disasters.
The increasing concern over climate change has resulted, and we expect will continue to result, in transition risks such as shifting customer preferences and regulations, including with regard to our products and their environmental impact. These demands have, and we expect will continue to, cause us to incur additional costs and make other changes to our operations. If we fail to manage transition risks effectively, customer demand for our products and services could diminish, and our profitability and cash flow could suffer. Additionally, concerns over climate change have resulted in, and are expected to continue to result in, the adoption of regulatory requirements designed to address climate change, such as imposing a price on carbon emissions, requirements of increased circularity in products, product efficiency and environmental certification requirements and climate-related disclosures. As a result, we have experienced and expect to continue to experience, increased compliance burdens and costs, increased indirect costs resulting from our suppliers passing on compliance costs to us, and certain of our products may be rendered obsolete, financially unviable or face market access issues. Further, anti-ESG government initiatives may conflict with other regulatory requirements or our stakeholders’ expectations. The impacts of climate change, whether involving physical risks or transition risks, are expected to be widespread and may materially adversely affect our business and financial results.
Failure to maintain our credit ratings could adversely affect our liquidity, capital position, borrowing costs and access to capital markets, as well as our subscription based and other offerings.
Our credit risk is evaluated by the major independent rating agencies. A downgrade of our current credit rating could increase the cost of borrowing under our credit facilities, reduce access to capital markets and/or market capacity for our commercial paper or require the posting of additional collateral under some of our derivative contracts. In addition, a downgrade of our credit rating could have an adverse impact on our subscription, other recurring revenue business and other offerings and our strategy related to such businesses due to higher borrowing costs and customer preferences when deciding to purchase our subscription based and other offerings. We have in the past, and may from time to time in the future, take actions to manage our capital structure, including reducing our outstanding debt, in order to maintain our credit rating. Such actions may reduce the funds we would otherwise have available for working capital, capital expenditures, dividends, stock repurchases, acquisitions, and other general corporate purposes. We cannot be assured that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may impact us in a similar manner and have a negative impact on our liquidity, capital position, access to capital markets and our subscription based and other offerings.
Our debt obligations could adversely affect our business and financial condition.
In addition to our current debt, we may also incur additional indebtedness. Our debt level and related debt service obligations could have the effect, among others, of reducing our flexibility to respond to changing business and economic conditions, and reducing funds available for working capital, capital expenditures, dividends, stock repurchases, acquisitions, and other general corporate purposes. We may also be required to raise additional financing for working capital, capital expenditures, debt service obligations, debt refinancing, future acquisitions or for other general corporate purposes, which will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. Consequently, we may not be able to obtain additional financing or refinancing on terms acceptable to us, or at all, which could adversely impact our ability to service our outstanding indebtedness or to repay our outstanding indebtedness as it becomes due and could adversely impact our business and financial condition. Additionally, further indebtedness may increase the risk of a future downgrade in our credit ratings, which could increase future debt costs, limit the future availability of debt financing and adversely affect our subscription based business.

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
In connection with the preparation of our financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. For example, we make significant estimates and assumptions when accounting for revenue recognition, taxes on earnings and goodwill, and when making decisions related to provisions for legal proceedings and other contingencies. We also estimate sales and marketing program incentives based on a number of factors including historical experience, expected customer behavior and market conditions. These estimates and assumptions are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations, cash flows and financial condition.
We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.
As more fully disclosed in Item 9A, “Controls and Procedures,” under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting. Based on that evaluation, we have concluded that our disclosure controls and procedures were not effective as of October 31, 2024 due to a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in internal control over financial reporting that resulted from undue reliance on information generated from certain software solutions affecting various financial statement accounts without effectively designed and operating IT general controls, specifically around user access, change management and job schedule monitoring IT operations. This material weakness did not result in any material misstatement of our financial statements. While this material weakness did not result in a material misstatement of our financial statements, this control deficiency was not remediated as of October 31, 2024 and there is a reasonable possibility that it could have resulted in a material misstatement in the Company's annual or interim consolidated financial statements that would not be detected. Accordingly, we have determined that this control deficiency constituted a material weakness. While the Company’s management, under the oversight of the Audit Committee, has taken steps to implement our remediation plan as described more fully in Item 9A, “Controls and Procedures,” the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. Furthermore, we can give no assurance that the measures we take will remediate the material weakness.
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
We are subject to various federal, state, local and foreign laws and regulations. There can be no assurance that such laws and regulations will not be interpreted and changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or increased restrictions or prohibiting them outright. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations, and product repairability, reuse, recyclability and take-back legislation. In addition, there is existing and proposed legislation related to human rights, environmental and social responsibility (including tracing requirements related to forced labor prohibitions) for our operations, supply chain partners, and our products and services. Moreover, we are becoming increasingly subject to laws, regulations and international treaties relating to climate change, such as carbon pricing or product energy efficiency requirements or more prescriptive reporting requirements. Additionally, the rapid evolution and increased adoption of AI technologies and our obligations to comply with emerging laws and regulations may require us to develop additional AI-specific governance programs, which could entail significant costs or limit our ability to incorporate certain AI capabilities into our products and solutions.
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
We face legal claims or regulatory matters involving stockholder, consumer, competition, commercial, IP, employment, and other issues on a global basis. There is an increasingly active litigation and regulatory environment, including but not limited to employment and patent-monetization claims in the United States, Germany and Brazil, and litigation and regulatory matters focused on consumer protection, privacy, and competition regulation globally. Patent monetization campaigns have become increasingly aggressive, including those by patent holders for standardized technology, such as WiFi and video and other standardized technology in PCs, who have sued in venues that allow injunctions despite commitments to license patents on fair and reasonable terms. If we are unsuccessful in defending against such claims, we may be exposed to exorbitant licensing demands in order to avoid potential disruptions to our business. As described in Note 14, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, we are engaged in a number of litigation and regulatory matters that may have a material adverse impact on our business, financial condition, cash flows or results of operations, if decided adversely to or settled by us. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings have occurred and may occur, including awards of monetary damages, imposition of fines, issuance of injunctions or cease-and-desist orders directing us to cease engaging in certain business practices, cease manufacturing or selling certain products, requiring the compulsory licensing of patents, or requiring other remedies. In addition, regardless of the outcome, litigation and regulatory proceedings can be costly, time-consuming, disruptive to our operations, and distracting to management.
We and Hewlett Packard Enterprise entered into a separation and distribution agreement and various other agreements in connection with the separation of the two businesses. The separation and distribution agreement provides for cross-indemnities between HP and Hewlett Packard Enterprise for liabilities allocated to the respective party pursuant to the terms of such agreement. If Hewlett Packard Enterprise or its successor entities (including spun off businesses to which obligations have been transferred) are unable to satisfy their obligations under these agreements, we could incur operational difficulties or losses.
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
We are subject to income taxes in the United States and approximately 61 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that the positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, and our positions may not be fully sustained on examination by the relevant tax authorities. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, and, we believe we have provided adequate reserves for all tax deficiencies or reductions in tax benefits that could reasonably result from an audit. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our domestic operations, including the allocation of income among different jurisdictions, intercompany transactions, pension and related interest. We adjust our uncertain tax positions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular audit. Determining the appropriate provision for potential deficiencies or reductions in tax benefits that could reasonably result from an audit requires management judgments and estimates, and income tax audits are inherently unpredictable. We may not accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision, net income and cash flows.
Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or in their interpretation or enforcement. In addition, changes in tax law and regulation in the U.S. or elsewhere could significantly impact our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. In addition, our effective tax rate could also be materially affected by the Organisation for Economic Co-operation and Development’s (the “OECD”), the European Commission’s and other certain major jurisdictions’ heightened interest in and taxation of large multi-national companies. For instance, the OECD has enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting, legislation on these rules.

ITEM 1B.    Unresolved Staff Comments.
None.

Item 1C. Cybersecurity
HP’s work to defend against cybersecurity threats is occurring against the backdrop of an evolving global threat landscape. Like other Fortune 500 companies, we face a substantial number of cybersecurity threats—ranging from common cyberattacks such as phishing to more evolved threats that incorporate the use of AI. Our products and processes pose an attractive challenge for the most advanced of threat actors—including but not limited to those who are state-sponsored. As a global corporation with a wide range of systems and networks in place, and with customers who threat actors might also wish to target, we could face attacks not only on our own structures, but also on those of our many third-party providers and partners. In response to this threat environment, we have implemented a comprehensive cybersecurity program to assess, identify, and manage risks from cybersecurity threats. Our holistic approach is designed to integrate cybersecurity across the value chain, including in the design, development, and delivery of our products, services, solutions, and operations.
Our Chief Information Security Officer (“CISO”) has responsibility for HP’s global cybersecurity program, including infrastructure and technology platforms, overseeing governance, regulatory and compliance, operations, strategy, and architecture. The CISO reports to our Chief Financial Officer. This role is responsible for building out a cybersecurity organization that is designed to enable robust security coupled with productivity for more than 70,000 global employees, contractors, and partners. The CISO supports HP’s business acceleration and transformation by identifying and managing cybersecurity risks, balancing them with business priorities, and using a contemporary security posture to support HP’s position as an industry leader. As part of this, the CISO receives reports on cybersecurity threats from a number of experienced information security officers responsible for various parts of the business on an ongoing basis and in conjunction with management, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks.
Our cybersecurity organization collaborates heavily with technology, business and legal stakeholders to enable secure business strategy, maintain, and grow proper security oversight, enhance security monitoring and response, and quantify and reduce risks and compliance gaps. There are six key focus areas within the cybersecurity organization: enterprise security operations, architecture and security engineering, identity access management, IT risk management and compliance, governance, risk and compliance, and strategy and program delivery. Additionally, we aim to incorporate a broad range of industry-standard cybersecurity best practices throughout our cybersecurity organization. These include, among other things:
•an insider threat program that coordinates resources to discourage, identify, and mitigate cybersecurity threats;
•regular audits of HP cybersecurity systems and annual risk assessments of related HP systems and processes, including our information security management systems;
•an incident response plan that sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate;
•annual and ongoing security awareness training for employees;
•a cybersecurity/information security policy, as well as an acceptable use policy that defines the permitted usage of company-provided technology and contains consequences for noncompliance;
•company-wide privacy policies as well as a physical security program that secures our offices and data center facilities;
•systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use; and
•engagement with industry peers and participation in cybersecurity forums to share knowledge and learn from best practices.
On an annual basis, the cybersecurity organization also enlists the aid of an independent third party to assess our alignment with the National Institute of Standards & Technology’s Cyber Security Framework. The assessment examines our information/cybersecurity program and its associated controls and delivers a report that documents assessment results and provides recommendations for further enhancements. The cybersecurity organization is responsible for presenting an overview of the Cybersecurity Risk Assessment Report to the Board of Directors on at least an annual basis, and the HP executive leadership team is heavily involved in implementing and resolving recommendations. From time to time, we also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.
Our cybersecurity risks are evaluated by senior leadership, including as part of our enterprise risk assessments that are reviewed by the Audit Committee and our Board of Directors, and our Internal Audit function, which is an objective, independent assurance and advisory organization that helps HP achieve business objectives and conducts regular assessments, audits, and testing of the cybersecurity program and its associated controls.

As of the date of this Form 10-K, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition. However, there can be no guarantee that we will not experience such an event moving forward and if realized, these risks are reasonably likely to materially affect us. Additional information on cybersecurity risks we face can be found in “Risk Factors” in Item 1A of Part I of this report under the heading “System security risks, data protection breaches, cyberattacks, system outages and systems integration issues could disrupt our internal operations or services provided to customers, and could reduce our revenue, increase our expenses, damage our reputation and adversely affect our cash flows and stock price,” which should be read in conjunction with the foregoing information.
Our Board, in coordination with the Audit Committee, oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. Our Board has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. The Board and Audit Committee regularly review the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. As part of such reviews, the Board and Audit Committee regularly receive reports and presentations from management regarding our information and technology security program, including the CISO, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. We have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, reported promptly to the Board and Audit Committee, as well as ongoing updates regarding any such incident until it has been addressed.

ITEM 2. Properties.
As of October 31, 2024, we owned or leased approximately 17.2 million square feet of space worldwide, a summary of which is provided below.

	Fiscal year ended October 31, 2024
	Owned	Leased	Total
	(square feet in millions)
Administration and support	1.9	5.3	7.2
(Percentage)	26%	74%	100%
Manufacturing plants, research and development facilities and warehouse operations	2.5	4.8	7.3
(Percentage)	34%	66%	100%
Total(1)	4.4	10.1	14.5
(Percentage)	30%	70%	100%
(1)Excludes 2.7 million square feet of vacated space, of which 1.8 million square feet is leased to third parties.
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
Headquarters of Geographic Operations
The locations of our geographic headquarters are as follows:

Americas	Europe, Middle East, Africa	Asia Pacific
Palo Alto, United States	Geneva, Switzerland	Singapore

Product Development and Manufacturing
The locations of our major product development and manufacturing facilities are as follows:

Americas United States—Corvallis, San Diego, Boise, Vancouver, Spring, Fort Collins, Fountain Valley Mexico—Tijuana	Europe, Middle East, Africa Israel—Kiryat-Gat, Rehovot, Netanya Spain—Barcelona
Asia Pacific China— Chongqing, Shanghai India—Bangalore Malaysia—Penang Singapore—Singapore South Korea—Pangyo Taiwan—Taipei	Technology office Spain—Barcelona United Kingdom—Bristol United States—Corvallis, Palo Alto, Scotts Valley
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
For information about dividends, see our Consolidated Statements of Stockholders’ Deficit in Item 8, which is incorporated herein by reference.
As of December 2, 2024, there were approximately 45,149 stockholders of record.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities in fiscal year 2024.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Period	In thousands, except per share amounts
August 2024	5,410	$34.62	5,410	$9,974,455
September 2024	9,433	$34.66	9,433	$9,647,496
October 2024	10,575	$36.46	10,575	$9,261,940
Total	25,418		25,418
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On August 27, 2024, HP’s Board of Directors increased HP’s total share repurchase authorization to $10.0 billion, inclusive of the amount remaining under previously authorized share repurchases. In the fourth quarter of fiscal year 2024, we returned $0.9 billion to shareholders through the repurchase of 25.4 million shares on the open market.

Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total stockholder return assuming the investment of $100 at the market close on October 31, 2019 (and the reinvestment of dividends thereafter) in each of HP common stock, the S&P 500 Index, and the S&P Information Technology Index. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

$400
$350
$300
$250
$200
$150
$100
$50
10/2019
10/2020
10/2021
10/2022
10/2023
10/2024
HP Inc.
S&P 500 Index
S&P Information Technology Index

	10/19	10/20	10/21	10/22	10/23	10/24
HP Inc.	$100.00	$107.25	$186.21	$174.60	$172.55	$240.79
S&P 500 Index	$100.00	$109.70	$156.75	$133.82	$147.36	$203.35
S&P Information Technology Index	$100.00	$134.47	$197.56	$157.53	$206.12	$311.72

ITEM 6. [Reserved].

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion of financial condition and results of our operations that follows provides information that will assist the reader in understanding our Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Financial Statements. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes that appear elsewhere in this document. This section generally discusses the results of operations for the fiscal year ended October 31, 2024 compared to the fiscal year ended October 31, 2023. For a discussion of fiscal year ended October 31, 2023 compared to the fiscal year ended October 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

OVERVIEW
HP delivers innovative and sustainable devices, services, and subscriptions for personal computing, printing, 3D printing, hybrid work, gaming and other related technologies. We have three reportable segments: Personal Systems, Printing, and Corporate Investments. The Personal Systems segment offers commercial and consumer desktops, notebooks and workstations (including HP’s portfolio of AI PCs and workstations), thin clients, retail POS systems, displays, hybrid systems, software, solutions including endpoint security, and services. The Printing segment provides consumer and commercial printer hardware, supplies, solutions and services. Corporate Investments include certain business incubation and investment projects.
•In Personal Systems, our long-term strategic focus is on:
◦profitable growth through innovation, market segmentation and simplification of our portfolio;
◦enhanced innovation in multi-operating systems, multi-architecture, customer segments and other key attributes;
◦investing in endpoint services and solutions. We are focused on services, including Device-as-a-Service, as the market shifts to subscription-based solutions, and accelerating in attractive adjacencies such as hybrid systems; and
◦driving innovation to enable productivity and collaboration, with AI PCs and workstations playing a critical role in the transformation of how people live and work.
•In Printing, our long-term strategic focus is on:
◦offering innovative, intelligent printing experiences and subscription-based solutions designed to securely serve consumer and SMB customers through our Instant Ink Services and HP All-In Plan, as well as large enterprises through our Managed Print Services solutions;
◦providing digital printing solutions for industrial graphics segments and applications including commercial publishing, labels, packaging, and textiles; and
◦expanding our footprint in 3D printing across digital manufacturing and strategic applications.
We have focused on growing our hybrid systems, gaming, workforce solutions, consumer subscriptions, industrial graphics and our 3D and personalization businesses at a rate faster than our core business with accretive margins in the longer term. We believe our ability to innovate will help us gain momentum in growth areas like hybrid systems and gaming, and we see significant opportunities to drive greater recurring revenues across Personal Systems and Printing. Our Workforce Solutions organization drives integration across our commercial services, software and security portfolio. We continue to build on strong portfolios like Instant Ink to grow our Consumer Subscription business. In Industrial Graphics, we are driving the shift from analog to digital in segments like labels and packaging. In 3D and Personalization, we are creating end-to-end solutions that we believe can capture more value with our differentiated technology.
We believe we are well positioned to lead the future of work with our competitive product lineup and enhanced portfolio of hybrid systems, remote-computing solutions, and intelligent print solutions. We are driving innovation by accelerating the delivery of AI across our product portfolio and focusing on growth opportunities in commercial, solutions, and premium consumer and gaming markets. We are consolidating all our software resources under the Technology and Innovation Organization to evolve from a transactional hardware company to a more experience-led organization, further strengthening our ability to capture these opportunities.
We continue to experience challenges that are representative of the trends and uncertainties that may affect our industry, generally, and our business and financial results, specifically, and we expect these challenges to continue in the short-term. One set of challenges relates to the current macroeconomic environment and the adverse impact on demand for certain of our products. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution in an evolving distribution and reseller landscape, with increasing online and omnichannel presence. Specific challenges we face at the segment level are set forth below.
•In Personal Systems, we face challenges with a competitive pricing environment, variability in commodity costs, and demand softness in certain geographic regions.
•In Printing, we face challenges from changing customer behaviors as well as competitors with a favorable foreign currency environment and non-original supplies (which includes imitation, refill, or remanufactured alternatives). We also obtain many Printing components from single source suppliers due to technology, availability, price, quality, or other considerations.

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
Macroeconomic Environment
Our business and financial performance depend significantly on worldwide economic conditions. We face global macroeconomic challenges such as ongoing geopolitical conflicts (including the military conflicts in Ukraine and the Middle East, and tensions in the Taiwan Strait and South China Sea), uncertainty in the markets, volatility in exchange rates, inflationary trends and evolving dynamics in the global trade environment. We also experience seasonality in the sale of our products and services which may be affected by general economic conditions.
During fiscal year 2024, we experienced continued industry wide demand softness in Printing and a competitive pricing environment, particularly from our Japanese competitors benefiting from a favorable foreign currency environment. In Personal Systems, we faced a competitive pricing environment, variability in commodity costs, and demand softness in certain regions. We experienced gradual market recovery in Commercial PS resulting in overall PC unit growth in fiscal year 2024 and net revenue growth in Personal Systems in the second half of fiscal year 2024.
We are also exposed to fluctuations in foreign currency exchange rates. We have a large global presence, with approximately 65% of our net revenue from outside the United States. For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part I in this Annual Report on Form 10-K.
Transformation Update
In November 2022, we announced our Future Ready Plan (the “Fiscal 2023 Plan” or “Future Ready”) to become a more digitally enabled company, focus investments on key growth opportunities and simplify our operating model. The Fiscal 2023 Plan is expected to run through end of fiscal 2025. The three key elements of our Fiscal 2023 Plan are digital transformation, portfolio optimization, and operational efficiency. We accelerated our cumulative savings target for fiscal year 2024 and are on track to achieve our overall program savings.
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
See “Risk Factors—Strategic and Operational Risk Factors—We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business” in Item 1A, which is incorporated herein by reference. For more information on our Fiscal 2023 Plan, see Note 3, “Restructuring and Other Charges,” to the Consolidated Financial Statements in Item 8 of Part II of this report, which is incorporated herein by reference.
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
A summary of our significant accounting policies is included in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Management believes the following accounting policies reflect the critical accounting estimates used in the preparation of our Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Revenue Recognition - Variable Consideration
We recognize revenue depicting the transfer of promised goods or services to customers in an amount that may include variable consideration. When the transaction price includes a variable amount, we estimate the amount using either the expected value or most likely amount method. At the time of revenue recognition, we reduce the transaction price by the estimated variable consideration (e.g., customer and distributor programs and incentive offerings, rebates, promotions, other volume-based incentives and expected returns). We use estimates to determine the expected variable consideration for such programs based on historical experience, expected consumer behavior and market conditions.
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
We are subject to income taxes in the United States and approximately 61 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, and our positions may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our domestic operations, including the allocation of income among different jurisdictions, intercompany transactions, pension and related interest. We adjust our uncertain tax positions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular audit. Determining the appropriate provision for potential deficiencies or reductions in tax benefits that could reasonably result from an audit requires management judgments and estimates, and income tax audits are inherently unpredictable. We may not accurately predict the outcomes of these audits, and the amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our provision for taxes, net earnings and cash flows. For a further discussion on taxes on earnings, refer to Note 6, “Taxes on Earnings” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Legal Contingencies
We are involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events, pertaining to a particular case. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2024, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in our financial statements.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
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
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31
	2024		2023		2022
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue:
Products	$50,453	94.2%	$50,660	94.3%	$60,041	95.4%
Services	3,106	5.8%	3,058	5.7%	2,869	4.6%
Total net revenue	53,559	100.0%	53,718	100.0%	62,910	100.0%
Cost of net revenue:
Products(1)	39,952	79.2%	40,484	79.9%	48,881	81.4%
Services(2)	1,789	57.6%	1,726	56.4%	1,766	61.6%
Total cost of net revenue	41,741	77.9%	42,210	78.6%	50,647	80.5%
Gross margin	11,818	22.1%	11,508	21.4%	12,263	19.5%
Research and development	1,640	3.1%	1,578	2.9%	1,653	2.6%
Selling, general and administrative	5,658	10.6%	5,357	10.0%	5,264	8.4%
Restructuring and other charges	301	0.5%	527	1.0%	218	0.3%
Acquisition and divestiture charges	83	0.2%	240	0.4%	318	0.5%
Amortization of intangible assets	318	0.6%	350	0.7%	228	0.4%
Russia exit charges	—	—%	—	—%	23	—%
Total operating expenses	8,000	15.0%	8,052	15.0%	7,704	12.2%
Earnings from operations	3,818	7.1%	3,456	6.4%	4,559	7.2%
Interest and other, net	(539)	(1.0)%	(519)	(0.9)%	(235)	(0.4)%
Earnings before taxes	3,279	6.1%	2,937	5.5%	4,324	6.8%
(Provision for) benefit from taxes	(504)	(0.9)%	326	0.6%	(1,192)	(1.9)%
Net earnings	$2,775	5.2%	$3,263	6.1%	$3,132	4.9%
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
In fiscal year 2024, total net revenue decreased 0.3% (decreased 0.2% on a constant currency basis) as compared to the prior-year period. Net revenue from the United States decreased 0.2% and remained at $18.8 billion, and outside of the United States decreased 0.3% to $34.8 billion. The decrease in products net revenue was primarily driven by lower hardware units in Printing and competitive pricing in Printer hardware and Personal Systems, partially offset by market recovery in Commercial PS and higher net revenue in key growth areas. Services net revenue remained flat.
A detailed discussion of the factors contributing to the changes in segment net revenue is included under “Segment Information” below.
Gross Margin
In fiscal year 2024, gross margin increased by 0.7 percentage points, primarily driven by products gross margin due to lower supply chain costs, and cost savings, including Future Ready transformation savings, partially offset by competitive pricing in Printer hardware and Personal Systems, and mix shifts towards Personal Systems while services gross margin decreased.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and development (“R&D”)
R&D expense increased 3.9% in fiscal year 2024, primarily due to continued investments in innovation, partially offset by disciplined cost management including Future Ready transformation savings.
Selling, general and administrative (“SG&A”)
SG&A expense increased 5.6% in fiscal year 2024, primarily due to higher litigation costs and go-to-market initiatives, partially offset by disciplined cost management including Future Ready transformation savings.
Restructuring and other charges
Restructuring and other charges relate primarily to the Fiscal 2023 Plan. For more information, see Note 3, “Restructuring and Other Charges”, to the Consolidated Financial Statements in Item 8 of Part II of this report, which is incorporated herein by reference.
Acquisition and divestiture charges
Acquisition and divestiture charges primarily include direct third-party professional and legal fees, and integration and divestiture-related costs, as well as non-cash adjustments to the fair value of certain acquired assets such as inventory and certain compensation charges related to cash settlement of restricted stock units and performance-based restricted stock units from acquisitions. Acquisition and divestiture charges decreased by $157 million in the fiscal year 2024, primarily due to reduced integration activities associated with the fiscal year 2022 Poly acquisition.
Amortization of intangible assets
Amortization of intangible assets decreased in fiscal year 2024 and relates to intangible assets resulting from acquisitions.
Interest and other, net
Interest and other, net increased $20 million in the fiscal year 2024 primarily due to the net gain on extinguishment of debt as well as retirement benefits associated with our Enhanced Early Retirement (“EER”) program recorded in the prior year period, partially offset by lower interest expense on debt.
Provision for taxes
Our effective tax rate was 15.4% in fiscal year 2024. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to impacts of changes in valuation allowances and favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world.
For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 21% in fiscal year 2024, and further explanation of our provision for income taxes, see Note 6, “Taxes on Earnings” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

In fiscal year 2024, we recorded $214 million of net income tax benefits related to non-recurring items in the provision for taxes. This amount included $198 million related to changes in valuation allowances, $60 million related to restructuring charges, $14 million related to the filing of tax returns in various jurisdictions, and $11 million related to acquisition charges. These benefits were partially offset by $39 million of uncertain tax position charges and $25 million related to changes in tax rates.
In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) introduced model rules for a global minimum tax framework known as (“BEPS Pillar Two”). Numerous governments worldwide have enacted or are in the process of enacting legislation to implement this framework. Where applicable, these rules will take effect for us beginning in the fiscal year 2025 and we plan to treat the tax as a period cost. We do not anticipate a material impact on our effective tax rate or cash tax payments in these jurisdictions for fiscal year 2025. Our assessment for subsequent fiscal years may be influenced by additional legislative guidance and the enactment of further provisions within the BEPS Pillar Two framework.
Segment Information
During the first quarter of fiscal year 2024, HP realigned its business unit financial reporting more closely with its customer market segmentation. Future changes to this organizational structure may result in changes to the segments disclosed. For more information on our segments see Note 2, “Segment Information,” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Personal Systems

	For the fiscal years ended October 31
	2024	2023	2022
	Dollars in millions
Net revenue	$36,195	$35,684	$44,011
Earnings from operations	$2,194	$2,129	$2,761
Earnings from operations as a % of net revenue	6.1%	6.0%	6.3%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue			Weighted Net Revenue Change Percentage Points(1)
	2024	2023	2022	2024	2023
	In millions
Commercial PS	$25,486	$24,712	$29,616	2.1	(11.1)
Consumer PS	10,709	10,972	14,395	(0.7)	(7.8)
Total Personal Systems	$36,195	$35,684	$44,011	1.4	(18.9)
(1) Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Fiscal year 2024 compared with fiscal year 2023
Personal Systems net revenue increased 1.4% (increased 1.3% on a constant currency basis) in the fiscal year 2024, as compared to the prior-year period. The net revenue increase was primarily due to a 3.3% increase in PC unit volume driven by Commercial PS, partially offset by a 1.4% decrease in average selling price (“ASPs”). The decrease in ASPs is primarily due to competitive pricing, partially offset by favorable mix shifts.
Commercial PS revenue increased 3.1% primarily driven by a 5.7% increase in units due to market recovery, partially offset by a 1.6% decrease in ASPs. The decrease in ASPs was driven by unfavorable mix shifts and competitive pricing.
Consumer PS net revenue decreased 2.4% driven by a 2.5% decrease in ASPs and a 0.3% decrease in units due to demand softness, especially in China. The decrease in ASPs was driven by competitive pricing and unfavorable mix shifts, partially offset by favorable foreign currency impacts.

Personal Systems earnings from operations as a percentage of net revenue increased by 0.1 percentage points driven by an increase in gross margin, partially offset by an increase in operating expenses as a percentage of revenue. Gross margin increased primarily due to lower supply chain cost, favorable mix shifts as well as Future Ready transformation savings, partially offset by competitive pricing. Operating expenses as a percentage of revenue increased primarily due to higher litigation costs, go-to-market initiatives and continued investments in innovation, partially offset by disciplined cost management including Future Ready transformation savings.

Printing

	For the fiscal years ended October 31
	2024	2023	2022
	Dollars in millions
Net revenue	$17,338	$18,029	$18,902
Earnings from operations	$3,290	$3,399	$3,619
Earnings from operations as a % of net revenue	19.0%	18.9%	19.1%

The components of the net revenue and weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue			Weighted Net Revenue Change Percentage Points(1)
	2024	2023	2022	2024	2023
	In millions
Supplies	$11,295	$11,452	$11,761	(0.9)	(1.6)
Commercial Printing	4,841	5,250	5,339	(2.2)	(0.5)
Consumer Printing	1,202	1,327	1,802	(0.7)	(2.5)
Total Printing	$17,338	$18,029	$18,902	(3.8)	(4.6)
(1) Weighted Net Revenue Change Percentage Points measures the contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior period by total segment revenue for the prior-year period.
Fiscal year 2024 compared with fiscal year 2023
Printing net revenue decreased 3.8% (decreased 3.2% on a constant currency basis) for fiscal year 2024 as compared to the prior-year period. The decline in net revenue was primarily driven by Commercial Printing, Consumer Printing and Supplies as well as unfavorable foreign currency impacts. Net revenue for Supplies decreased 1.4% primarily due to decline in the installed base and usage as well as foreign currency impacts, partially offset by disciplined pricing. Printer unit volume decreased 7.2% due to demand weakness and hardware ASPs decreased 3.2%. Printer hardware ASPs decreased primarily due to competitive pricing, particularly from our Japanese competitors benefiting from a favorable foreign currency environment, and mix shifts.
Net revenue for Commercial Printing decreased by 7.8%, primarily due to an 8.8% decrease in printer unit volume and a 1.8% decrease in ASPs. The decrease in ASPs was primarily driven by competitive pricing, partially offset by favorable mix shifts.
Net revenue for Consumer Printing decreased 9.4%, primarily due to a 6.2% decrease in printer unit volume and a 3.3% decrease in ASP’s. The decrease in ASPs was primarily driven by competitive pricing, partially offset by favorable mix shifts.
Printing earnings from operations as a percentage of net revenue increased by 0.1 percentage points driven by an increase in gross margin, partially offset by higher operating expenses as a percentage of revenue. The increase in gross margin was primarily driven by favorable mix shifts as well as cost savings including Future Ready transformation savings, partially offset by competitive pricing. Operating expenses as a percentage of revenue increased primarily due to higher go-to-market initiatives, partially offset by disciplined cost management including Future Ready transformation savings.
Corporate Investments
The loss from operations in Corporate Investments for the fiscal year 2024 was primarily due to expenses associated with our incubation projects and investments in digital enablement.

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
Liquidity
Our cash, cash equivalents and restricted cash and total debt were as follows:

	As of October 31
	2024	2023
	In millions
Cash and cash equivalents	$3,238	$3,107
Restricted cash	$15	$125
Total debt	$9,669	$9,484

Our key cash flow metrics were as follows:

	For the fiscal years ended October 31
	2024	2023	2022
	In millions
Net cash provided by operating activities	$3,749	$3,571	$4,463
Net cash used in investing activities	(646)	(590)	(3,549)
Net cash used in financing activities	(3,082)	(2,894)	(2,068)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$21	$87	$(1,154)
Operating activities
Net cash provided by operating activities increased by $0.2 billion for fiscal year 2024 due to favorable working capital impacts, partially offset by changes in receivables from contract manufacturers due to higher manufacturing activity and amounts collected and held on behalf of a third party for trade receivables previously sold.

Key working capital metrics
Management utilizes current cash conversion cycle information to manage our working capital level. The table below presents the cash conversion cycle:

	As of October 31
	2024	2023	2022
Days of sales outstanding in accounts receivable (“DSO”)	33	28	28
Days of supply in inventory (“DOS”)	63	57	57
Days of purchases outstanding in accounts payable (“DPO”)	(138)	(117)	(114)
Cash conversion cycle	(42)	(32)	(29)
October 31, 2024 as compared to October 31, 2023
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
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. The increase in DOS is primarily due to strategic buys in Personal Systems and higher in-transit shipments.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. The increase in DPO as compared to prior-year period, was primarily due to higher manufacturing volumes in Personal Systems as well as favorable changes in payment terms.
Investing activities
Net cash used in investing activities increased $0.1 billion for fiscal year 2024 as compared to the prior-year period, primarily due to payments made in connection with acquisitions.
Financing activities
Net cash used in financing activities increased by $0.2 billion in fiscal year 2024 compared to the prior-year period, primarily due to higher share repurchases of $2.0 billion, partially offset by lower net debt repayment of $1.6 billion and collateral returned for derivative instruments of $0.2 billion in the prior-year period.

Share repurchases and dividends
In fiscal year 2024, HP returned $3.2 billion to shareholders in the form of share repurchases of $2.1 billion and cash dividends of $1.1 billion. On August 27, 2024, HP’s Board of Directors increased HP’s total share repurchase authorization to $10.0 billion, inclusive of the amount remaining under previously authorized share repurchases. As of October 31, 2024, HP had approximately $9.3 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 12, “Stockholders’ Deficit”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Capital resources
Debt Levels

	As of October 31
	2024	2023
	Dollars in millions
Short-term debt	$1,406	$230
Long-term debt	$8,263	$9,254
Weighted-average interest rate	4.5%	4.2%
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure.
Short-term debt increased by $1.2 billion and long-term debt decreased by $1.0 billion for fiscal year 2024 as compared to prior-year period. These changes are due to reclassification of Global Notes due in June 2025 to short-term.
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
For more information on our outstanding debt, see Note 11, “Borrowings”, to the Consolidated Financial Statements in Item 8 of Part II of this report, which is incorporated herein by reference.
As of October 31, 2024, we maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility maturing August 1, 2029. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
Available borrowing resources
As of October 31, 2024, we had available borrowing resources of $0.9 billion from uncommitted lines of credit in addition to funds available under the revolving credit facility.
In February 2024, we filed an automatically effective shelf registration statement with the SEC, which enables us to offer for sale, at any time and from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depository shares and warrants.
For more information on our borrowings, see Note 11, “Borrowings”, to the Consolidated Financial Statements in Item 8 of Part II of this report, which is incorporated herein by reference.

Credit ratings
Our credit risk is evaluated by major independent rating agencies based upon publicly available information as well as information they obtain during our ongoing discussions. While we currently do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, a downgrade from our current credit rating may increase the cost of borrowing under our credit facilities, reduce market capacity for our commercial paper, require the posting of additional collateral under some of our derivative contracts and may have a negative impact on our liquidity and capital position and our contractual business going forward, depending on the extent of such downgrade. See “Risk Factors—Macroeconomic, Industry and Financial Risks—Failure to maintain our credit ratings could adversely affect our liquidity, capital position, borrowing costs and access to capital markets, as well as our subscription based and other offerings.” in Item 1A, which is incorporated herein by reference. We can access alternative sources of funding, including drawdowns under our credit facility, if necessary, to offset potential reductions in the market capacity for our commercial paper.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS
Our contractual and other obligations as of October 31, 2024, were as follows:

		Payments Due by Period
	Total	Short-term	Long-term
	In millions
Principal payments on debt(1)	$9,717	$1,406	$8,311
Interest payments on debt(2)	2,724	404	2,320
Purchase obligations(3)	1,366	896	470
Operating lease obligations	1,361	513	848
Finance lease obligations	31	13	18
Total(4)(5)(6)	$15,199	$3,232	$11,967
(1)Amounts represent the principal cash payments relating to our short-term and long-term debt and do not include any fair value adjustments, discounts or premiums.
(2)Amounts represent the expected interest payments relating to our short-term and long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of changing fixed interest rates associated with some of our U.S. Dollar Global Notes to variable interest rates. The impact of our outstanding interest rate swaps as of October 31, 2024 was factored into the calculation of the future interest payments on debt.
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
(4)Retirement and Post-Retirement Benefit Plan Contributions. In fiscal year 2025, we expect to contribute approximately $36 million to our non-U.S. pension plans, $30 million to cover benefit payments to U.S. non-qualified pension plan participants and $4 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet the minimum contribution required by local government, funding and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(5)Cost Savings Plans. As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.2 billion in the fiscal year 2025. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
(6)Uncertain Tax Positions. As of October 31, 2024, we had approximately $1.0 billion of recorded liabilities including related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these liabilities would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, “Taxes on Earnings”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in over 40 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal year 2024 were Euro, Chinese yuan renminbi, Japanese yen and British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
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
We have performed sensitivity analyses as of October 31, 2024 and 2023, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect as of October 31, 2024 and 2023. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $94 million and $133 million as of October 31, 2024 and October 31, 2023, respectively.
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
We have performed sensitivity analyses as of October 31, 2024 and 2023, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments and interest rate swaps. The discount rates used were based on the market interest rates in effect as of October 31, 2024 and 2023. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would have resulted in a loss in the fair values of our debt and investments, net of interest rate swaps, of $164 million and $196 million as of October 31, 2024 and October 31, 2023, respectively.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HP Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HP Inc. and subsidiaries (the Company) as of October 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended October 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 12, 2024 expressed an adverse opinion thereon.
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
As described in Note 1 of the consolidated financial statements, the Company reduces revenue for customer and distributor programs and incentive offerings including rebates, promotions and other volume-based incentives. The Company uses estimates to determine the expected variable consideration for such programs based on factors like historical experience, expected customer behavior and market conditions. Estimated variable consideration is presented within other current liabilities on the consolidated balance sheet and totaled $3.1 billion at October 31, 2024.
Auditing the Company’s measurement of variable consideration is especially challenging because the calculation is complex and reflects management’s assumptions about expected future claims activity and changes in those assumptions can have a material effect on the amount of variable consideration recognized.

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, developing an independent estimate of the variable consideration and comparing our estimate to the recorded balance. We performed this predictive analysis at both an aggregated and disaggregated level. We also inspected the terms and conditions of the incentive offerings. In addition, we compared previous estimates of variable consideration to actual payments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.
Houston, Texas
December 12, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HP Inc.
Opinion on Internal Control Over Financial Reporting
We have audited HP Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, HP Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of October 31, 2024, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to ineffective design and operation of information technology (“IT”) general controls in the areas of user access, change management and job schedule monitoring IT operations for certain IT applications supporting the company’s internal control over financial reporting. As a result, the application controls and IT dependent manual controls that rely upon information from the impacted IT applications were also deemed ineffective.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended October 31, 2024, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated December 12, 2024, which expressed an unqualified opinion thereon.
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

Houston, Texas
December 12, 2024

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
HP’s management assessed the effectiveness of HP’s internal control over financial reporting as of October 31, 2024, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2023, we identified a material weakness in internal control over financial reporting. The material weakness resulted from undue reliance on information generated from certain software solutions affecting net revenue without effectively designed and operating information technology (“IT”) general controls, specifically around user access and change management. As of October 31, 2024, the Company has concluded that the previously identified material weakness was not remediated and that IT general control deficiencies exist in the areas of user access, change management and job schedule monitoring IT operations for certain IT applications affecting various financial statement line items as well as net revenue. As a result of the material weakness, the application controls and IT dependent manual controls that rely upon information from affected IT applications were also deemed ineffective. This material weakness did not result in any material misstatement of our financial statements.
While this material weakness did not result in a material misstatement of our financial statements, this control deficiency was not remediated as of October 31, 2024 and there is a reasonable possibility that it could have resulted in a material misstatement in the Company's annual or interim consolidated financial statements that would not be detected. Accordingly, we determined that this control deficiency constituted a material weakness.
As a result of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2024.
The effectiveness of HP’s internal control over financial reporting as of October 31, 2024 has been audited by Ernst & Young LLP, HP’s independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ ENRIQUE LORES	/s/ KAREN L. PARKHILL
Enrique Lores President and Chief Executive Officer December 12, 2024	Karen L. Parkhill Chief Financial Officer December 12, 2024

HP INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
	For the fiscal years ended October 31
	2024	2023	2022
	In millions, except per share amounts
Net revenue
Products	$50,453	$50,660	$60,041
Services	3,106	3,058	2,869
Total net revenue	53,559	53,718	62,910
Cost of net revenue:
Products	39,952	40,484	48,881
Services	1,789	1,726	1,766
Total cost of net revenue	41,741	42,210	50,647
Gross margin	11,818	11,508	12,263
Research and development	1,640	1,578	1,653
Selling, general and administrative	5,658	5,357	5,264
Restructuring and other charges	301	527	218
Acquisition and divestiture charges	83	240	318
Amortization of intangible assets	318	350	228
Russia exit charges	—	—	23
Total costs and expenses	8,000	8,052	7,704
Earnings from operations	3,818	3,456	4,559
Interest and other, net	(539)	(519)	(235)
Earnings before taxes	3,279	2,937	4,324
(Provision for) benefit from taxes	(504)	326	(1,192)
Net earnings	$2,775	$3,263	$3,132

Net earnings per share:
Basic	$2.83	$3.29	$3.02
Diluted	$2.81	$3.26	$2.98

Weighted-average shares used to compute net earnings per share:
Basic	979	992	1,038
Diluted	989	1,000	1,050
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
	For the fiscal years ended October 31
	2024	2023	2022
	In millions
Net earnings	$2,775	$3,263	$3,132
Other comprehensive (loss) income before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains (losses) arising during the period	8	2	(11)

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	51	(427)	1,541
Gains reclassified into earnings	(274)	(84)	(779)
	(223)	(511)	762
Change in unrealized components of defined benefit plans:
Losses arising during the period	(76)	(141)	(54)
Amortization of actuarial loss and prior service benefit	8	—	20
Curtailments, settlements and other	2	—	—
	(66)	(141)	(34)
Change in cumulative translation adjustment	24	23	(78)
Other comprehensive (loss) income before taxes	(257)	(627)	639
Benefit from (provision for) taxes	46	119	(109)
Other comprehensive (loss) income, net of taxes	(211)	(508)	530
Comprehensive income	$2,564	$2,755	$3,662
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	As of October 31
	2024	2023
	In millions, except par value
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,253	$3,232
Accounts receivable, net of allowance for credit losses of $83 and $93, respectively	5,117	4,237
Inventory	7,720	6,862
Other current assets	4,670	3,646
Total current assets	20,760	17,977
Property, plant and equipment, net	2,914	2,827
Goodwill	8,627	8,591
Other non-current assets	7,608	7,609
Total assets	$39,909	$37,004
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$1,406	$230
Accounts payable	16,903	14,046
Other current liabilities	10,378	10,212
Total current liabilities	28,687	24,488
Long-term debt	8,263	9,254
Other non-current liabilities	4,282	4,331
Commitments and contingencies
Stockholders’ deficit:	0
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01par value (9,600 shares authorized; 939 and 989 shares issued and outstanding as of October 31, 2024, and 2023, respectively)	9	10
Additional paid-in capital	1,778	1,505
Accumulated deficit	(2,676)	(2,361)
Accumulated other comprehensive loss	(434)	(223)
Total stockholders’ deficit	(1,323)	(1,069)
Total liabilities and stockholders’ deficit	$39,909	$37,004
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the fiscal years ended October 31
	2024	2023	2022
	In millions
Cash flows from operating activities:
Net earnings	$2,775	$3,263	$3,132
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	830	850	780
Stock-based compensation expense	452	438	343
Restructuring and other charges	301	527	218
Deferred taxes on earnings	(122)	(923)	577
Other, net	(38)	(10)	475
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(929)	278	1,285
Inventory	(852)	668	214
Accounts payable	2,840	(1,240)	(909)
Net investment in leases from integrated financing	(165)	(110)	(155)
Taxes on earnings	(24)	198	(134)
Restructuring and other	(264)	(310)	(245)
Other assets and liabilities	(1,055)	(58)	(1,118)
Net cash provided by operating activities	3,749	3,571	4,463
Cash flows from investing activities:
Investment in property, plant and equipment, net	(592)	(593)	(765)
Purchases of available-for-sale securities and other investments	(4)	(11)	(52)
Maturities and sales of available-for-sale securities and other investments	8	21	9
Collateral posted for derivative instruments	—	—	14
Payments made in connection with business acquisitions, net of cash acquired	(58)	(7)	(2,755)
Net cash used in investing activities	(646)	(590)	(3,549)
Cash flows from financing activities:
Payments of short-term borrowings with original maturities less than 90 days, net	—	(10)	(400)
Proceeds from debt, net of issuance costs	380	255	4,175
Payment of debt and other associated costs	(213)	(1,700)	(693)
Stock-based award activities and others	(74)	(99)	(95)
Repurchase of common stock	(2,100)	(100)	(4,297)
Cash dividends paid	(1,075)	(1,037)	(1,037)
Collateral (returned) withdrawn for derivative instruments	—	(200)	200
Settlement of cash flow hedges	—	(3)	79
Net cash used in financing activities	(3,082)	(2,894)	(2,068)
Increase (decrease) in cash, cash equivalents and restricted cash	21	87	(1,154)
Cash, cash equivalents and restricted cash at beginning of period	3,232	3,145	4,299
Cash, cash equivalents and restricted cash at end of period	$3,253	$3,232	$3,145
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$649	$398	$749
Interest expense paid	$441	$548	$305
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance as of October 31, 2021	1,092,205	$11	$1,060	$(2,470)	$(245)	$(1,644)
Net earnings				3,132		3,132
Other comprehensive income, net of taxes					530	530
Comprehensive income						3,662
Issuance of common stock in connection with employee stock plans and other	11,951		(111)			(111)
Repurchases of common stock (Note 12)	(124,287)	(1)	(129)	(4,117)		(4,247)
Cash dividends ($1.00 per common share)				(1,037)		(1,037)
Stock-based compensation expense			343			343
Business acquisitions			9			9
Balance as of October 31, 2022	979,869	10	1,172	(4,492)	285	(3,025)
Net earnings				3,263		3,263
Other comprehensive loss, net of taxes					(508)	(508)
Comprehensive income						2,755
Issuance of common stock in connection with employee stock plans and other	12,537		(100)			(100)
Repurchases of common stock (Note 12)	(3,624)		(5)	(95)		(100)
Cash dividends ($1.05 per common share)				(1,037)		(1,037)
Stock-based compensation expense			438			438
Balance as of October 31, 2023	988,782	10	1,505	(2,361)	(223)	(1,069)
Net earnings				2,775		2,775
Other comprehensive loss, net of taxes					(211)	(211)
Comprehensive income						2,564
Issuance of common stock in connection with employee stock plans and other	13,063		(74)			(74)
Repurchases of common stock (Note 12)	(62,856)	(1)	(110)	(2,015)		(2,126)
Cash dividends ($1.10 per common share)				(1,075)		(1,075)
Stock-based compensation expense			452			452
Other			5			5
Balance as of October 31, 2024	938,989	$9	$1,778	$(2,676)	$(434)	$(1,323)
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
Foreign Currency Translation
HP predominantly uses the U.S. dollar as its functional currency. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. Net revenue, costs and expenses denominated in non-U.S. dollars are recorded in U.S. dollars at monthly average exchange rates prevailing during the period. HP includes gains or losses from foreign currency remeasurement in Interest and other, net in the Consolidated Statements of Earnings. Certain foreign subsidiaries designate the local currency as the functional currency, and HP records the translation of their assets and liabilities into U.S. dollars at the balance sheet dates as translation adjustments and includes them as a component of Accumulated other comprehensive loss.
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued guidance that enhances the transparency about the use of supplier finance programs. Under the new guidance, companies that use a supplier finance program in connection with the purchase of goods or services are required to disclose information about those programs to allow users of financial statements to understand the nature, activity during the period, changes from period to period, and potential magnitude. HP adopted this guidance in the first quarter of fiscal year 2024, except for the disclosure on roll forward information which will be adopted in fiscal year 2025, in line with the effective adoption dates prescribed by the FASB. See Note 7, “Supplementary Financial Information,” for additional disclosure related to HP’s supplier finance programs.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued guidance that requires disaggregation of specific expense categories in disclosures within the footnotes to the financial statements on an annual and interim basis. HP is required to adopt this guidance for its annual period ending October 31, 2028 and all interim periods thereafter on a prospective basis. Early adoption is permitted. HP is currently evaluating the impact of this guidance on its disclosures.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Revenue Recognition
General
HP recognizes revenues at a point in time or over time depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which HP expects to be entitled in exchange for those goods or services. HP follows the five-step model for revenue recognition as summarized below:
1.Identify the contract with a customer - A contract with customer exists when (i) it is approved and signed by all parties, (ii) each party’s rights and obligations can be identified, (iii) payment terms are defined, (iv) it has commercial substance and (v) the customer has the ability and intent to pay. HP evaluates customers’ ability to pay based on various factors like historical payment experience, financial metrics and customer credit scores. While the majority of our sales contracts contain standard terms and conditions, there are certain contracts with non-standard terms and conditions.
2.Identify the performance obligations in the contract - HP evaluates each performance obligation in an arrangement to determine whether it is distinct, such as hardware and/or service. A performance obligation constitutes distinct goods or services when the customer can benefit from such goods or services either on its own or together with other resources that are readily available to the customer and the performance obligation is distinct within the context of the contract.
3.Determine the transaction price - Transaction price is the amount of consideration to which HP expects to be entitled in exchange for transferring goods or services to the customer. If the transaction price includes a variable amount, HP estimates the amount it expects to be entitled to using either the expected value or the most likely amount method. HP reduces the transaction price at the time of revenue recognition for customer and distributor programs and incentive offerings, rebates, promotions, other volume-based incentives and expected returns. HP uses estimates to determine the expected variable consideration for such programs based on factors like historical experience, expected consumer behavior and market conditions. HP has elected the practical expedient of not accounting for significant financing components if the period between revenue recognition and when the customer pays for the product or service is one year or less.
4.Allocate the transaction price to performance obligations in the contract - When a sales arrangement contains multiple performance obligations, such as hardware and/or services, HP allocates revenue to each performance obligation in proportion to their selling price. The selling price for each performance obligation is based on its Standalone Selling Price (“SSP”). HP establishes SSP using the price charged for a performance obligation when sold separately (“observable price”) and, in some instances, using the price established by management having the relevant authority. When observable price is not available, HP establishes SSP maximizing the use of observable inputs based on management judgment while considering internal factors such as historical discounting trends for products and services, pricing practices and other observable factors.
5.Recognize revenue when (or as) the performance obligation is satisfied - Revenue is recognized when, or as, a performance obligation is satisfied by transferring control of a promised good or service to a customer. HP generally invoices the customer upon delivery of the goods or services and the payments are due as per contract terms. For fixed price support or maintenance contracts that are in the nature of stand-ready obligations, payments are generally received in advance from customers and revenue is recognized on a straight-line basis over the duration of the contract.
HP reports revenue net of any taxes collected from customers and remitted to government authorities, and the collected taxes are recorded as other current liabilities until remitted to the relevant government authority. HP includes costs related to shipping and handling in Cost of net revenue.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Advertising Cost
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Such costs totaled approximately $628 million, $611 million and $696 million in fiscal years 2024, 2023 and 2022, respectively.
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
HP is subject to the Global Intangible Low-Taxed Income (“GILTI”) tax in the U.S. and elects to recognize these taxes as a current expense in the period incurred.
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
HP utilizes certain third-party arrangements in the normal course of business as part of HP’s cash and liquidity management and also to provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain cases provide for partial recourse, result in the transfer of HP’s trade receivables to a third-party. HP reflects amounts transferred to, but not yet collected from the third-party in Accounts receivable in the Consolidated Balance Sheets. For arrangements involving an element of recourse, the fair value of the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Balance Sheets.
Concentrations of Risk
Financial instruments that potentially subject HP to significant concentrations of credit risk consist principally of cash and cash equivalents, investments, receivables from trade customers and contract manufacturers and derivatives.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors’ and resellers’ aggregated business deteriorates substantially, HP’s operating results could be adversely affected. The ten largest distributor and reseller receivable balances, which were concentrated primarily in North America and Europe, collectively represented approximately 38% and 41% of gross accounts receivable as of October 31, 2024 and 2023, respectively. One customer, TD Synnex Corp, accounted for 9.7% of gross accounts receivable as of October 31, 2024 and 13.2% of gross accounts receivable as of October 31, 2023. Credit risk with respect to other accounts receivable is generally diversified due to HP’s large customer base and their dispersion across many different industries and geographic markets. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances.
HP utilizes outsourced manufacturers around the world to manufacture HP-designed products. HP may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 89% and 58% of HP’s supplier receivables of $0.8 billion and $0.3 billion as of October 31, 2024 and 2023, respectively. HP includes the supplier receivables in Other current assets in the Consolidated Balance Sheets on a gross basis. HP’s credit risk associated with these receivables is mitigated wholly or in part, by the amount HP owes to these outsourced manufacturers, as HP generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. HP does not reflect the sale of these components in net revenue and does not recognize any profit on these component sales until the related products are sold by HP, at which time any profit is recognized as a reduction to cost of products net revenue.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
If a quantitative impairment test is performed, HP compares the fair value of each reporting unit to its carrying amount. The fair values are derived most significantly from the income approach, with lesser weight attributed to the market approach. Under the income approach, HP estimates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. Under the market approach, HP estimates fair value based on market multiples of earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. HP weights the fair value derived from the market approach depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, HP estimates the fair value of a reporting unit using only the income approach.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
exposures. HP does not use derivative instruments for speculative purposes. See Note 10, “Financial Instruments” for a full description of HP’s derivative instrument activities and related accounting policies.
Legal Contingencies
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2: Segment Information
HP’s operations are organized into three reportable segments: Personal Systems, Printing, and Corporate Investments. HP’s organizational structure is based on many factors that the chief operating decision maker (“CODM”) uses to evaluate, view and run the business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by HP’s CODM to evaluate segment results. The CODM uses earnings from operations to evaluate the performance of the overall business and to allocate resources to each of the segments.
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
Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	For the fiscal years ended October 31
	2024	2023	2022
	In millions
Net revenue:
Commercial PS	$25,486	$24,712	$29,616
Consumer PS	10,709	10,972	14,395
Personal Systems	36,195	35,684	44,011
Supplies	11,295	11,452	11,761
Commercial Printing	4,841	5,250	5,339
Consumer Printing	1,202	1,327	1,802
Printing	17,338	18,029	18,902
Corporate Investments	25	7	2
Total segment net revenue	53,558	53,720	62,915
Other	1	(2)	(5)
Total net revenue	$53,559	$53,718	$62,910

Earnings before taxes:
Personal Systems	$2,194	$2,129	$2,761
Printing	3,290	3,399	3,619
Corporate Investments	(132)	(142)	(230)
Total segment earnings from operations	5,352	5,386	6,150
Corporate and unallocated costs and other	(380)	(375)	(461)
Stock-based compensation expense	(452)	(438)	(343)
Restructuring and other charges	(301)	(527)	(218)
Acquisition and divestiture charges	(83)	(240)	(318)
Amortization of intangible assets	(318)	(350)	(228)
Russia exit charges	—	—	(23)
Interest and other, net	(539)	(519)	(235)
Total earnings before taxes	$3,279	$2,937	$4,324

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
Segment Assets
HP allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to HP consolidated assets were as follows:

	As of October 31
	2024	2023
	In millions
Personal Systems	$22,378	$18,791
Printing	16,457	15,955
Corporate Investments	181	176
Corporate and unallocated assets	893	2,082
Total assets	$39,909	$37,004
Major Customers
No single customer represented 10% or more of HP’s net revenue in any fiscal year presented.
Geographic Information
Net revenue by country is based upon the sales location that predominately represents the customer location. Other than the United States, no country represented more than 10% of HP net revenue in any fiscal year presented.
Net revenue by country was as follows:

	For the fiscal years ended October 31
	2024	2023	2022
		In millions
United States	$18,790	$18,829	$21,626
Other countries	34,769	34,889	41,284
Total net revenue	$53,559	$53,718	$62,910

Net property, plant and equipment by country in which HP operates was as follows:

	As of October 31
	2024	2023
	In millions
United States	$1,471	$1,351
Singapore	335	341
South Korea	297	307
Malaysia	275	287
Other countries	536	541
Total property, plant and equipment, net	$2,914	$2,827

No single country other than those represented above exceeded 10% or more of HP’s total net property, plant and equipment in any fiscal year presented.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities in fiscal years 2024, 2023 and 2022 summarized by plan were as follows:

	Fiscal 2023 Plan			Other prior year plans(1)	Total
	Severance and EER		Non-labor
	In millions
Accrued balance as of October 31, 2021	$—		$—	$90	$90
Charges	—		—	193	193
Cash payments	—		—	(217)	(217)
Non-cash and other adjustments	—		—	(34)	(34)
Accrued balance as of October 31, 2022	—		—	32	32
Charges	402		41	1	444
Cash payments	(172)		(15)	(35)	(222)
Non-cash and other adjustments	(142)	(2)	(8)	4	(146)
Accrued balance as of October 31, 2023	88		18	2	108
Charges	205		16	12	233
Cash payments	(173)		(18)	(5)	(196)
Non-cash and other adjustments	—		(5)	(2)	(7)
Accrued balance as of October 31, 2024	$120		$11	$7	$138
Total costs incurred to date as of October 31, 2024	$607		$57	$878	$1,542

Reflected in Consolidated Balance Sheets:
Other current liabilities	$120		$3	$7	$130
Other non-current liabilities	$—		$8	$—	$8
(1)    Primarily includes the fiscal 2020 plan along with other legacy plans, all of which are substantially complete. HP does not expect any further material activity associated with these plans.
(2)    Includes reclassification of liability related to the EER plan of $139 for certain healthcare and medical savings account benefits to pension and post-retirement plans. See Note 4 “Retirement and Post-Retirement Benefit Plans” for further information.
Fiscal 2023 Plan
On November 18, 2022, HP’s Board of Directors approved the Future Ready Plan intended to enable digital transformation, portfolio optimization and operational efficiency which HP expects will be implemented through fiscal year 2025. HP expects workforce reductions of approximately 7,000 employees. HP estimates that it will incur pre-tax charges of approximately $1.0 billion of which approximately $0.7 billion primarily in labor costs related to workforce reductions and the remaining costs will relate to non-labor actions and other charges.
Other Charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts and transformation program management costs, and are distinct from ongoing operational costs. These costs primarily relate to third-party professional services and other non-recurring costs. HP incurred $68 million, $83 million and $25 million of other charges in fiscal year 2024, 2023 and 2022, respectively.

Note 4: Retirement and Post-Retirement Benefit Plans
Defined Benefit Plans
HP sponsors a number of defined benefit pension plans worldwide. The most significant defined benefit plan, the HP Inc. Pension Plan (“Pension Plan”) is a frozen plan in the United States.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
HP reduces the benefit payable to certain U.S. employees under the Pension Plan for service before 1993, if any, by any amounts due to the employee under HP’s frozen defined contribution Deferred Profit-Sharing Plan (“DPSP”). As of October 31, 2024 and 2023, the fair value of HP’s DPSP plan assets was $297 million and $311 million, respectively. The DPSP obligations are equal to the plan assets and are recognized as an offset to the Pension Plan when HP calculates its defined benefit pension cost and obligations.
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
Defined Contribution Plans
HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $133 million, $131 million, and $119 million in fiscal year 2024, 2023, and 2022, respectively.
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
Pension and Post-Retirement Benefit Expense
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Statements of Earnings were as follows:

	For the fiscal years ended October 31
	2024	2023	2022	2024	2023	2022	2024	2023	2022
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$—	$—	$—	$37	$39	$56	$1	$1	$1
Interest cost	228	217	161	46	41	22	15	15	8
Expected return on plan assets	(246)	(258)	(298)	(51)	(53)	(48)	(15)	(14)	(9)
Amortization and deferrals:
Actuarial loss (gain)	28	18	5	(1)	4	36	(15)	(16)	(15)
Prior service cost (credit)	—	—	—	6	5	5	(10)	(11)	(11)
Net periodic benefit cost (credit)	10	(23)	(132)	37	36	71	(24)	(25)	(26)
Settlement loss	—	—	—	2	—	—	—	—	—
Special termination benefit cost	—	105	—	—	—	—	—	34	—
Total periodic benefit cost (credit)	$10	$82	$(132)	$39	$36	$71	$(24)	$9	$(26)
The components of net periodic benefit (credit) cost other than the service cost component are included in Interest and other, net in the Consolidated Statements of Earnings.
The weighted-average assumptions used to calculate the total periodic benefit (credit) cost were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	For the fiscal years ended October 31
	2024	2023	2022	2024	2023	2022	2024	2023	2022
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate	6.2%	5.7%	2.9%	3.9%	3.5%	1.3%	6.0%	5.6%	2.5%
Expected increase in compensation levels	2.0%	2.0%	2.0%	3.0%	3.0%	2.6%	—%	—%	—%
Expected long-term return on plan assets	6.6%	6.4%	5.1%	5.3%	5.4%	4.3%	5.2%	3.3%	2.0%
Interest crediting rate	5.5%	5.0%	5.0%	2.6%	2.6%	2.6%	5.4%	4.2%	2.9%
Funded Status
The funded status of the defined benefit and post-retirement benefit plans was as follows:

	As of October 31
	2024	2023	2024	2023	2024	2023
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value of assets — beginning of year	$3,853	$4,170	$959	$907	$382	$383
Actual return on plan assets	598	(67)	111	8	33	17
Employer contributions	26	27	53	36	4	4
Participant contributions	—	—	17	17	28	32
Benefits paid	(258)	(274)	(54)	(38)	(48)	(54)
Settlement	(1)	(3)	(28)	(33)	—	—
Transfers	—	—	—	—	(82)	—
Currency impact	—	—	27	62	—	—
Fair value of assets — end of year	$4,218	$3,853	$1,085	$959	$317	$382
Change in benefits obligation
Projected benefit obligation — beginning of year	$3,854	$3,969	$1,185	$1,145	$299	$274
Service cost	—	—	37	39	1	1
Interest cost	228	217	46	41	15	15
Participant contributions	—	—	17	17	28	32
Actuarial loss (gain)	395	(160)	116	(71)	(8)	(3)
Benefits paid	(258)	(274)	(54)	(38)	(48)	(54)
Plan amendments	—	—	—	4	—	—
Settlement	(1)	(3)	(28)	(33)	—	—
Special termination benefit cost	—	105	—	—	—	34
Currency impact	—	—	26	81	—	—
Projected benefit obligation — end of year	$4,218	$3,854	$1,345	$1,185	$287	$299
Funded status at end of year	$—	$(1)	$(260)	$(226)	$30	$83
Accumulated benefit obligation	$4,217	$3,854	$1,248	$1,088

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The cumulative net actuarial losses for our defined pension plans and retiree welfare plans increased year over year. These loss increases were primarily due to decreases in discount rates and other assumption changes. The increase in losses was partially offset due to higher than expected return on assets.
The weighted-average assumptions used to calculate the projected benefit obligations were as follows:

	For the fiscal years ended October 31
	2024	2023	2024	2023	2024	2023
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	5.3%	6.2%	3.2%	3.9%	5.2%	6.0%
Expected increase in compensation levels	2.0%	2.0%	2.7%	3.0%	—%	—%
Interest crediting rate	5.2%	5.5%	2.6%	2.6%	4.7%	5.4%
The net assets and liabilities for HP’s defined benefit and post-retirement benefit plans recognized on HP’s Consolidated Balance Sheet were as follows:

	As of October 31
	2024	2023	2024	2023	2024	2023
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Other non-current assets	$277	$266	$50	$40	$35	$87
Other current liabilities	(31)	(31)	(10)	(22)	(4)	(3)
Other non-current liabilities	(246)	(236)	(300)	(244)	(1)	(1)
Funded status at end of year	$—	$(1)	$(260)	$(226)	$30	$83
The following table summarizes the pre-tax net actuarial loss (gain) and prior service cost (credit) recognized in Accumulated other comprehensive income (loss) for the defined benefit and post-retirement benefit plans.

	As of October 31, 2024
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$571	$73	$(192)
Prior service cost (credit)	—	36	(46)
Total recognized in Accumulated other comprehensive income (loss)	$571	$109	$(238)

Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2024	2023	2024	2023
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$—	$—	$894	$780
Aggregate projected benefit obligation	$277	$267	$1,207	$1,052

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2024	2023	2024	2023
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$—	$—	$610	$563
Aggregate accumulated benefit obligation	$277	$267	$859	$758

Fair Value of Plan Assets
The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2024. Refer to Note 9, “Fair Value” for details on fair value hierarchy. Certain investments that are measured at fair value using the Net Asset Value (“NAV”) per share as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table provide a reconciliation of the fair value hierarchy to the total value of plan assets.

	As of October 31, 2024
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset category:
Equity securities(1)	$—	$17	$—	$17	$8	$109	$—	$117	$—	$—	$—	$—
Debt securities(2)
Corporate	—	2,213	—	2,213	—	16	—	16	—	143	—	143
Government	—	1,392	—	1,392	—	59	—	59	—	102	—	102
Insurance contracts	—	—	—	—	—	72	—	72	—	—	—	—
Common collective trusts and 103-12 Investment entities(3)	—	—	—	—	—	10	—	10	—	—	—	—
Investment funds(4)	10	—	—	10	—	347	—	347	45		—	45
Cash and cash equivalents(5)	17	23	—	40	21	1	—	22	—	—	—	—
Other(6)	(251)	(147)	—	(398)	—	116	—	116	(8)		—	(8)
Net plan assets subject to leveling	$(224)	$3,498	$—	$3,274	$29	$730	$—	$759	$37	$245	$—	$282

Investments using NAV as a practical expedient(7)				944				326				35
Investments at fair value				$4,218				$1,085				$317

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
     The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2023.

	As of October 31, 2023
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset category:
Equity securities(1)	$1	$28	$—	$29	$8	$92	$—	$100	$—	$—	$—	$—
Debt securities(2)
Corporate	—	1,855	—	1,855	—	17	—	17	—	214	—	214
Government	—	1,208	—	1,208	—	55	—	55	—	100	—	100
Real estate funds	—	—	—	—	—	—	—	—	—	—	—	—
Insurance contracts	—	—	—	—	—	67	—	67	—	—	—	—
Common collective trusts and 103-12 Investment entities(3)	—	—	—	—	—	8	—	8	—	—	—	—
Investment funds(4)	10	—	—	10	—	292	—	292	67		—	67
Cash and cash equivalents(5)	41	31	—	72	21	1	—	22	(1)	—	—	(1)
Other(6)	(109)	(147)	—	(256)	—	89	—	89	—		—	—
Net plan assets subject to leveling	$(57)	$2,975	$—	$2,918	$29	$621	$—	$650	$66	$314	$—	$380

Investments using NAV as a practical expedient(7)				935				309				2
Investments at fair value				$3,853				$959				$382
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 Plan Asset Allocations
Refer to the fair value hierarchy table above for actual assets allocations across the benefit plans. The weighted-average target asset allocations across the benefit plans represented in the fair value tables above were as follows:

	2024 Target Allocation
Asset Category	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
Equity-related investments	—%	36.4%	—%
Debt securities	91.0%	37.1%	100.0%
Real estate	—%	10.8%	—%
Cash and cash equivalents	—%	3.1%	—%
Other	9.0%	12.6%	—%
Total	100.0%	100.0%	100.0%
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Future Contributions and Funding Policy
Our policy is to fund our pension plans so that we meet at least the minimum contribution required by local government, funding and taxing authorities. In fiscal year 2025, we expect to contribute approximately $36 million to non-U.S. pension plans, $30 million to cover benefit payments to U.S. non-qualified plan participants and $4 million to cover benefit claims for our post-retirement benefit plans.
Estimated Future Benefits Payments
As of October 31, 2024, HP estimates that the future benefits payments for the retirement and post-retirement plans are as follows:

Fiscal year	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2025	$352	$53	$34
2026	354	56	28
2027	355	58	23
2028	355	60	21
2029	350	65	21
Next five fiscal years to October 31, 2034	1,587	382	97

Note 5: Stock-Based Compensation
HP’s stock-based compensation plans include incentive compensation plans and an employee stock purchase plan.
Stock-Based Compensation Expense and Related Income Tax Benefits for Operations
Stock-based compensation expense and the resulting tax benefits for operations were as follows:

	For the fiscal years ended October 31
	2024	2023	2022
	In millions
Stock-based compensation expense	$452	$438	$343
Income tax benefit	(77)	(72)	(59)
Stock-based compensation expense, net of tax	$375	$366	$284
Cash received from option exercises under the HP Inc 2004 Stock Incentive Plan (the “2004 SIP”) and the HP Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was $72 million, $51 million, and $53 million in fiscal year 2024, 2023, and 2022, respectively. The benefit realized for the tax deduction from option exercises in fiscal years 2024, 2023 and 2022 was $1 million, $2 million and $4 million, respectively.
Stock-Based Incentive Compensation Plans
HP’s stock-based incentive compensation plan includes equity plan adopted in 2004, as amended and restated (“principal equity plan”). Stock-based awards granted under the equity plan includes restricted stock awards, stock options and performance-based awards. Employees meeting certain employment qualifications are eligible to receive stock-based awards. The aggregate number of shares of HP’s stock authorized for issuance under the principal equity plan is 668.8 million.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Stock options granted under the principal equity plan are generally non-qualified stock options, but the principal equity plan permits some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. Stock options generally vest over three to four years from the date of grant. The exercise price of a stock option is equal to the closing price of HP’s stock on the option grant date. The majority of stock options issued by HP contain only service vesting conditions. HP grants performance-contingent stock options that vest only on the satisfaction of both service and market conditions prior to the expiration of the awards. No stock option awards were granted during the fiscal year 2024. The expenses associated with stock options were not material for any of the periods presented. As of October 31, 2024, the total unrecognized pre-tax stock-based compensation expense related to stock options was $2 million, which is expected to be recognized over a weighted-average vesting period of 0.9 years.
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

	For the fiscal years ended October 31
	2024	2023	2022
Expected volatility(1)	33.9%	44.4%	41.6%
Risk-free interest rate(2)	4.1%	4.0%	1.0%
Expected performance period in years(3)	2.9	2.9	2.9
(1)The expected volatility was estimated using the historical volatility derived from HP’s common stock.
(2)The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.
(3)The expected performance period was estimated based on the length of the remaining performance period from the grant date.

A summary of restricted stock units activity is as follows:

	As of October 31
	2024		2023		2022
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Outstanding at beginning of year	30,209	$31	28,688	$30	30,197	$23
Granted	18,262	$32	18,500	$31	15,337	$36
Vested	(14,483)	$33	(15,291)	$29	(14,168)	$22
Forfeited	(2,120)	$31	(1,688)	$31	(2,678)	$25
Outstanding at end of year	31,868	$30	30,209	$31	28,688	$30
The total grant date fair value of restricted stock units vested in fiscal years 2024, 2023 and 2022 was $471 million, $442 million and $314 million, respectively. As of October 31,2024, total unrecognized pre-tax stock-based compensation expense related to non-

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

vested restricted stock units was $414 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.
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
Shares Reserved
Shares available for future grant and shares reserved for future issuance under the stock-based incentive compensation plans and the 2021 ESPP were as follows:

	As of October 31
	2024	2023	2022
	In thousands
Shares available for future grant	144,553	133,033	174,264
Shares reserved for future issuance	181,463	169,503	208,351

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings
Provision for Taxes
The domestic and foreign components of earnings before taxes were as follows:

	For the fiscal years ended October 31
h	2024	2023	2022
	In millions
U.S.	$537	$650	$1,406
Non-U.S.	2,742	2,287	2,918
	$3,279	$2,937	$4,324
The provision for (benefit from) taxes on earnings was as follows:

	For the fiscal years ended October 31
	2024	2023	2022
	In millions
U.S. federal taxes:
Current	$245	$226	$272
Deferred	34	(549)	27
Non-U.S. taxes:
Current	357	337	338
Deferred	(193)	(305)	503
State taxes:
Current	33	42	9
Deferred	28	(77)	43
	$504	$(326)	$1,192

The differences between the U.S. federal statutory income tax rate and HP’s effective tax rate were as follows:

	For the fiscal years ended October 31
	2024	2023	2022
U.S. federal statutory income tax rate from continuing operations	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.2%	1.7%	1.3%
Impact of foreign earnings including GILTI and FDII, net	(0.7)%	(1.4)%	(7.9)%
Valuation allowances	(7.1)%	(7.3)%	0.3%
Uncertain tax positions and audit settlements	1.0%	3.2%	2.8%
Impact of internal reorganization	—%	(27.4)%	9.4%
Other, net	(1.0)%	(0.9)%	0.7%
	15.4%	(11.1)%	27.6%

The effective tax rate differs from the U.S. federal statutory rate of 21% for fiscal year 2024 primarily due to impacts of changes in valuation allowances and favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world.
In fiscal year 2024, HP recorded $214 million of net income tax benefits related to non-recurring items in the provision for taxes. This amount included $198 million related to changes in valuation allowances, $60 million related to restructuring charges, $14 million related to the filing of tax returns in various jurisdictions, and $11 million related to acquisition charges. These benefits were partially offset by $39 million of uncertain tax position charges and $25 million related to changes in tax rates.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
In fiscal year 2023, HP recorded $1.1 billion of net income tax benefits related to non-recurring items in the provision for taxes. This amount included $726 million of tax effects related to internal reorganization, $255 million related to changes in valuation allowances, $101 million related to restructuring charges, $58 million related to the filing of tax returns in various jurisdictions, and $42 million related to acquisition charges. These benefits were partially offset by income tax charges of $60 million related to audit settlements in various jurisdictions, $27 million of uncertain tax position charges, and $25 million related to extinguishment of debt.
In fiscal year 2022, HP recorded $456 million of net income tax charges related to non-recurring items in the provision for taxes. This amount included $649 million of tax effects related to internal reorganization, $107 million of uncertain tax position charges, $55 million related to withholding taxes on undistributed foreign earnings, $51 million related to audit settlements in various jurisdictions and $26 million of other net tax charges. These charges were partially offset by income tax benefits of $189 million related to the filing of tax returns in various jurisdictions, $156 million related to changes in valuation allowances, $44 million related to restructuring charges, and $43 million related to Poly acquisition charges. In fiscal year 2022, HP recorded excess tax benefits of $33 million associated with stock options, restricted stock units and performance-adjusted restricted stock.
As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2029. The gross income tax benefits attributable to these actions and investments were estimated to be $217 million ($0.22 diluted net EPS) in fiscal year 2024, $190 million ($0.19 diluted net EPS) in fiscal year 2023 and $313 million ($0.30 diluted net EPS) in fiscal year 2022.

Uncertain Tax Positions
A reconciliation of unrecognized tax benefits is as follows:

	For the fiscal years ended October 31
	2024	2023	2022
	In millions
Balance at beginning of year	$1,137	$1,045	$829
Increases:
For current year’s tax positions	82	61	26
For prior years’ tax positions	52	186	299
Decreases:
For prior years’ tax positions	(9)	(35)	(60)
Statute of limitations expirations	(33)	(8)	(5)
Settlements with taxing authorities	(12)	(112)	(44)
Balance at end of year	$1,217	$1,137	$1,045

As of October 31, 2024, the amount of gross unrecognized tax benefits was $1.2 billion, of which up to $853 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits increased by $80 million for the twelve months ended October 31, 2024. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Statements of Earnings. As of October 31, 2024, 2023 and 2022, HP had accrued $135 million, $102 million and $64 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $190 million within the next 12 months, affecting HP’s effective tax rate if realized.
HP is subject to income tax in the United States and approximately 61 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The IRS is conducting an audit of HP’s 2018 and 2019 income tax returns.
With respect to major state and foreign tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 2007. No material tax deficiencies have been assessed in major state or foreign tax jurisdictions related to ongoing audits as of October 31, 2024.
HP believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. HP regularly assesses the likely outcomes of these audits in order to determine the appropriateness of HP’s

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
HP has not provided for U.S. federal income and foreign withholding taxes on $5.1 billion of undistributed earnings from non-U.S. operations as of October 31, 2024 because HP intends to reinvest such earnings indefinitely outside of the United States. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
Deferred Income Taxes
 The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31
	2024	2023
	In millions
Deferred tax assets:
Loss and credit carryforwards	$7,050	$7,194
Intercompany transactions—excluding inventory	357	540
Fixed assets	113	110
Warranty	100	124
Employee and retiree benefits	242	232
Deferred revenue	240	250
Capitalized research and development	1,014	821
Operating lease liabilities	272	242
Investment in partnership	710	703
Other	395	469
Gross deferred tax assets	10,493	10,685
Valuation allowances	(6,688)	(6,994)
Total deferred tax assets	3,805	3,691

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(107)	(88)
Right-of-use assets from operating leases	(235)	(223)
Intangible assets	(159)	(205)
Cash flow hedges	(24)	(64)
Total deferred tax liabilities	(525)	(580)
Net deferred tax assets	$3,280	$3,111
Deferred tax assets and liabilities included in the Consolidated Balance Sheets as follows:

	As of October 31
	2024	2023
	In millions
Deferred tax assets	$3,311	$3,155
Deferred tax liabilities	(31)	(44)
Total	$3,280	$3,111

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 As of October 31, 2024, HP had recorded deferred tax assets for net operating loss (“NOL”) carryforwards as follows:

	Gross NOLs	Deferred Taxes on NOLs	Valuation allowance	Initial Year of Expiration
	In millions
Federal	$69	$15	$(3)	2025
State	1,955	107	(32)	2025
Foreign	24,615	6,803	(6,246)	2028
Balance at end of year	$26,639	$6,925	$(6,281)

As of October 31, 2024, HP had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
Tax credits in state and foreign jurisdictions	$305	$(36)	2025
Balance at end of year	$305	$(36)

Deferred Tax Asset Valuation Allowance

The deferred tax asset valuation allowance and changes were as follows:

	For the fiscal years ended October 31
	2024	2023	2022
	In millions
Balance at beginning of year	$6,994	$7,592	$7,749
Income tax (benefit) expense	(300)	(650)	(274)
Goodwill, other comprehensive loss (income), currency translation and charges to other accounts	(6)	52	117
Balance at end of year	$6,688	$6,994	$7,592

Gross deferred tax assets as of October 31, 2024, 2023, and 2022 were reduced by valuation allowances of $6.7 billion, $7.0 billion and $7.6 billion, respectively. In fiscal year 2024, the deferred tax asset valuation allowance decreased by $306 million primarily due to an increase in the expected utilization of foreign net operating losses. In fiscal year 2023, the deferred tax asset valuation allowance decreased by $598 million primarily due to internal reorganization impacting foreign net operating losses and U.S. deferred tax assets that are anticipated to be realized at a lower effective rate than the federal statutory rate. In fiscal year 2022, the deferred tax asset valuation allowance decreased by $157 million primarily due to a reduction in the expected utilization of foreign net operating losses, U.S. deferred tax assets that are anticipated to be realized at a lower effective tax rate than the federal statutory tax rate, and the impact of the acquisition of Poly on the company’s deferred tax assets.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information
Cash, cash equivalents and restricted cash

	As of October 31
	2024	2023
	In millions
Cash and cash equivalents	$3,238	$3,107
Restricted cash(1)	15	125
	$3,253	$3,232
(1) Restricted Cash is related to amounts collected and held on behalf of a third-party for trade receivables previously sold.
Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

	For the fiscal years ended October 31
	2024	2023	2022
	In millions
Balance at beginning of period	$93	$107	$111
Current-period allowance for credit losses	3	(2)	7
Deductions, net of recoveries	(13)	(12)	(11)
Balance at end of period	$83	$93	$107
HP utilizes certain third-party arrangements in the normal course of business as part of HPs cash and liquidity management and also to provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Balance Sheets. The recourse obligations as of October 31, 2024 and 2023 were not material.
The following is a summary of the activity under these arrangements:

	For the fiscal years ended October 31
	2024	2023	2022
	In millions
Balance at beginning of year (1)	$141	$185	$131
Trade receivables sold	12,200	13,391	12,028
Cash receipts	(12,063)	(13,449)	(11,942)
Foreign currency and other	6	14	(32)
Balance at end of year (1)	$284	$141	$185
(1) Amounts outstanding from third parties reported in Accounts Receivable in the Consolidated Balance Sheets.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Inventory

	As of October 31
	2024	2023
	In millions
Finished goods	$4,338	$3,930
Purchased parts and fabricated assemblies	3,382	2,932
	$7,720	$6,862

Other Current Assets

	As of October 31
	2024	2023
	In millions
Supplier and other receivables	$2,180	$1,349
Prepaid and other current assets	1,462	1,445
Value-added taxes receivable	1,028	852
	$4,670	$3,646

Property, Plant and Equipment, Net

	As of October 31
	2024	2023
	In millions
Land, buildings and leasehold improvements	$2,527	$2,332
Machinery and equipment, including equipment held for lease	5,465	5,384
	7,992	7,716
Accumulated depreciation	(5,078)	(4,889)
	$2,914	$2,827
Depreciation expense was $501 million, $491 million and $542 million in fiscal years 2024, 2023 and 2022, respectively.
Other Non-Current Assets

	As of October 31
	2024	2023
	In millions
Deferred tax assets	$3,311	$3,155
Intangible assets	1,319	1,593
Right-of-use assets	1,165	1,188
Prepaid pension and post-retirement benefit assets	362	393
Deposits and prepaid	322	427
Other	1,129	853
	$7,608	$7,609

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Other Current Liabilities

	As of October 31
	2024	2023
	In millions
Sales and marketing programs	$3,060	$3,053
Deferred revenue	1,446	1,424
Other accrued taxes	1,233	994
Employee compensation and benefit	970	1,046
Warranty	486	569
Operating lease liabilities	443	430
Tax liability	291	217
Other	2,449	2,479
	$10,378	$10,212

Other Non-Current Liabilities

	As of October 31
	2024	2023
	In millions
Deferred revenue	$1,487	$1,324
Tax liability	839	904
Operating lease liabilities	787	825
Pension, post-retirement, and post-employment liabilities	607	546
Deferred tax liability	31	44
Other	531	688
	$4,282	$4,331

Interest and Other, Net

	For the fiscal years ended October 31
	2024	2023	2022
	In millions
Interest expense on borrowings	$(452)	$(548)	$(359)
Factoring costs(1)	(155)	(136)	—
Net (loss) gain on debt extinguishment	(3)	107	—
Non-operating retirement-related credits	14	51	144
Tax indemnifications	—	—	(1)
Other, net	57	7	(19)
	$(539)	$(519)	$(235)
(1)Factoring costs for fiscal year 2022 were included in Selling, general and administrative and were not material.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Net Revenue by Region

	For the fiscal years ended October 31
	2024	2023	2022
	In millions
Americas	$23,251	$23,095	$26,544
Europe, Middle East and Africa	18,044	17,819	21,300
Asia-Pacific and Japan	12,264	12,804	15,066
Total net revenue	$53,559	$53,718	$62,910
Value of Remaining Performance Obligations
As of October 31, 2024, the estimated value of transaction price allocated to remaining performance obligations was $3.9 billion. HP expects to recognize approximately $1.7 billion of the unearned amount in next 12 months and $2.2 billion thereafter.
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
Costs of Obtaining Contracts and Fulfillment Cost
As of October 31, 2024, deferred contract fulfillment and acquisition costs balances were $36 million and $50 million, respectively, included in Other current assets and Other non-current assets in the Consolidated Balance Sheets. During the fiscal year ended October 31, 2024, the Company amortized $86 million of these costs.
As of October 31, 2023, deferred contract fulfillment and acquisition costs balances were $35 million and $44 million, respectively, included in Other current assets and Other non-current assets in the Consolidated Balance Sheets. During the fiscal year ended October 31, 2023, the Company amortized $88 million of these costs.
Contract Liabilities
As of October 31, 2024 and 2023, HP’s contract liabilities balances were $2.9 billion and $2.7 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.
The increase in the contract liabilities balance for the fiscal year 2024 was primarily driven by sales of fixed-price support and maintenance services, partially offset by $1.4 billion of revenue recognized that were included in the contract liabilities balance as of October 31, 2023.
As of October 31, 2023 and 2022, HP’s contract liabilities balances were $2.7 billion and $2.5 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.
The increase in the contract liabilities balance for the fiscal year 2023 was primarily driven by sales of fixed-price support and maintenance services, partially offset by $1.3 billion of revenue recognized that were included in the contract liabilities balance as of October 31, 2022.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Supplier Finance Programs
HP facilitates voluntary supplier finance programs to provide certain suppliers the opportunity to sell their right to HP’s payment obligations to participating financial institutions. Under this program, HP agrees to pay the participating financial institutions the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Participation by suppliers in these programs have no impact on the payment terms and amounts due from HP. HP does not have an economic interest in a supplier's participation in the program and is not a party to the agreement between the supplier and the financial institutions. In connection with these programs, HP does not pledge assets or other forms of guarantees as security for the committed payment to the participating financial institutions. For certain programs, HP pays a monthly service fee to a third-party administrator that provides the supplier finance platform and related support. HP and the participating financial institutions may terminate the agreement upon at least 30 days notice. As of October 31, 2024 and October 31, 2023, HP had $7.8 billion and $6.6 billion, respectively, in obligations outstanding (i.e., unpaid invoices) that were confirmed as valid under the supplier finance programs. Of the amounts confirmed as valid under the program and outstanding, the amounts owed to participating financial institutions were $0.9 billion as of both October 31, 2024 and October 31, 2023, respectively. These obligations are included within the Accounts payable line item of HP’s Consolidated Balance Sheet.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8: Goodwill and Intangible Assets
Goodwill allocated to HP’s reportable segments and changes in the carrying amount of goodwill were as follows:

	Personal Systems	Printing	Corporate Investments	Total
	In millions
Balance as of October 31, 2022(1)	$4,695	$3,728	$118	$8,541
Acquisitions	27	4	—	31
Foreign currency translation and other	—	19	—	19
Balance as of October 31, 2023(1)	4,722	3,751	118	8,591
Acquisitions	26	2	—	28
Foreign currency translation and other	—	8	—	8
Balance as of October 31, 2024(1)	$4,748	$3,761	$118	$8,627
(1)Goodwill is net of accumulated impairment losses of $0.8 billion related to Corporate Investments recorded in fiscal year 2011.
Goodwill is tested for impairment at the reporting unit level. As of October 31, 2024, our reporting units are consistent with the reportable segments identified in Note 2, “Segment Information”. Personal Systems had a negative carrying amount of net assets as of October 31, 2024, 2023 and 2022 primarily as a result of a favorable cash conversion cycle.
Intangible Assets
HP’s acquired intangible assets were composed of:

	As of October 31, 2024			As of October 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$868	$458	$410	$827	$369	$458
Technology and patents	1,772	989	783	1,763	785	978
Trade name and trademarks	218	92	126	215	58	157
Total intangible assets	$2,858	$1,539	$1,319	$2,805	$1,212	$1,593

As of October 31, 2024, estimated future amortization expense related to intangible assets was as follows:

Fiscal year	In millions
2025	$253
2026	243
2027	238
2028	193
2029	125
Thereafter	267
Total	$1,319

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2024				As of October 31, 2023
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents
Corporate debt	$—	$1,012	$—	$1,012	$—	$589	$—	$589
Government debt(1)	1,332	—	—	1,332	1,900	—	—	1,900
Available-for-Sale Investments
Financial institution instruments	—	3	—	3	—	3	—	3
Marketable securities and mutual funds(2)	54	130	—	184	33	45	—	78
Derivative Instruments
Interest rate contracts	—	4	—	4	—	—	—	—
Foreign currency contracts	—	225	—	225	—	489	—	489
Total assets	$1,386	$1,374	$—	$2,760	$1,933	$1,126	$—	$3,059
Liabilities:
Derivative Instruments
Interest rate contracts	$—	$22	$—	$22	$—	$58	$—	$58
Foreign currency contracts	—	158	—	158	—	212	—	212
Other derivatives	—	2	—	2	—	2	—	2
Total liabilities	$—	$182	$—	$182	$—	$272	$—	$272
(1)    Government debt includes instruments such as U.S. treasury notes, U.S. agency securities and non-U.S. government bonds. Money market funds invested in government debt and traded in active markets are included in Level 1.
(2)    As of October 31, 2024, $78 million of debt securities were restricted to fund benefits received by qualifying employees under a sponsored defined benefit plan.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $9.4 billion as compared to its carrying amount of $9.7 billion as of October 31, 2024. The fair value of HP’s short- and long-term debt was $8.5 billion as compared to its carrying value of $9.5 billion at October 31, 2023. If measured at fair value in the Consolidated Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
Other Financial Instruments: For the balance of HP’s financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in Other current liabilities on the Consolidated Balance Sheets, the carrying amounts approximate fair value due to their short-term maturities. If measured at fair value in the Consolidated Balance Sheets, these other financial instruments would be classified as Level 2 or Level 3 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of October 31, 2024				As of October 31, 2023
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$1,012	$—	$—	$1,012	$589	$—	$—	$589
Government debt	1,332	—	—	1,332	1,900	—	—	$1,900
Total cash equivalents	2,344	—	—	2,344	2,489	—	—	2,489
Available-for-Sale Investments:
Financial institution instruments	3	—	—	3	3	—	—	3
Marketable securities and mutual funds(1)	115	69	—	184	40	38	—	78
Total available-for-sale investments	118	69	—	187	43	38	—	81
Total cash equivalents and available-for-sale investments	$2,462	$69	$—	$2,531	$2,532	$38	$—	$2,570
(1)    As of October 31, 2024, $78 million of debt securities were restricted to fund benefits received by qualifying employees under a sponsored defined benefit plan.
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2024 and 2023, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $78 million in fiscal year 2024, $67 million in fiscal year 2023, and $46 million in fiscal year 2022. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2024
	Amortized Cost	Fair Value
	In millions
Due in less than one year	$19	$19
Due in one to five years	62	62
	$81	$81

Non-marketable equity securities in privately held companies are included in Other current and non-current assets in the Consolidated Balance Sheets. These amounted to $107 million and $111 million as of October 31, 2024 and 2023, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded in fiscal year 2024.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when the net fair value of financial instruments fluctuates. The Company includes gross collateral posted and received in other current assets and other current liabilities in the Consolidated Balance Sheets, respectively. The fair value of derivatives with credit contingent features in a net liability position was $59 million and $91 million as of October 31, 2024 and 2023, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of October 31, 2024 and 2023.
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
Cash Flow Hedges
HP uses forward contracts, option contracts, treasury rate locks and forward starting swaps designated as cash flow hedges to protect against the foreign currency exchange and interest rate risks inherent in its forecasted products net revenue, cost of products net revenue, operating expenses and debt issuance. HP’s foreign currency cash flow hedges mature predominantly within twelve months; however, hedges related to long-term procurement arrangements, contractual pricing and/or business unit specific exposures may extend several years.
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
During fiscal 2024, HP entered into a series of forward starting swap agreements with notional amounts totaling $500 million to hedge the exposure to variability in future cash flows resulting from changes in interest rates related to the anticipated issuance of long-term debt. These agreements were designated as cash flow hedges.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

During fiscal year 2024 and 2023, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
 Fair Value of Derivative Instruments in the Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Balance Sheets were as follows:

	As of October 31, 2024					As of October 31, 2023
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$—	$11	$10	$750	$—	$—	$—	$58
Cash flow hedges:
Foreign currency contracts	14,563	169	36	117	34	15,278	410	70	147	52
Interest rate contracts	500	—	4	—	1	—	—	—	—	—
Total derivatives designated as hedging instruments	15,813	169	40	128	45	16,028	410	70	147	110
Derivatives not designated as hedging instruments
Foreign currency contracts	4,284	20	—	7	—	4,446	9	—	13	—
Other derivatives	156	—	—	2	—	125	—	—	2	—
Total derivatives not designated as hedging instruments	4,440	20	—	9	—	4,571	9	—	15	—
Total derivatives	$20,253	$189	$40	$137	$45	$20,599	$419	$70	$162	$110

Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of October 31, 2024 and 2023, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Derivatives	Financial Collateral		Net Amount
	In millions
As of October 31, 2024
Derivative assets	$229	$—	$229	$113	$88	(1)	$28
Derivative liabilities	$182	$—	$182	$113	$61	(2)	$8
As of October 31, 2023
Derivative assets	$489	$—	$489	$178	$291	(1)	$20
Derivative liabilities	$272	$—	$272	$178	$89	(2)	$5
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

Derivative Instrument	Hedged Item	Location	For the fiscal years ended October 31	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Interest rate contracts	Fixed-rate debt	Interest and other, net	2024	$36	$(36)
			2023	$20	$(20)
			2022	$(62)	$62
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive income (loss) was as follows:

	For the fiscal years ended October 31
	2024	2023	2022
	In millions
Gain/(loss) recognized in Accumulated other comprehensive income (loss) on derivatives:
Foreign currency contracts	$47	$(427)	$1,456
Interest rate contracts	$4	$—	$85
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Gain/ (loss) reclassified from Accumulated other comprehensive loss into earnings
	For the fiscal years ended October 31
	2024	2023	2022
	In millions
Products net revenue	$408	$243	$877
Cost of products net revenue	(142)	(167)	(101)
Operating expenses	(4)	(4)	(1)
Interest and other, net	12	12	4
Total	$274	$84	$779
As of October 31, 2024, HP expects to reclassify an estimated accumulated other comprehensive gain of approximately $21 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive loss based on the change of market rate, and therefore could have different impact on earnings.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Statements of Earnings was as follows:

	Gain/(loss) recognized in earnings on derivative instrument
	Location	2024	2023	2022
		In millions
Foreign currency contracts	Interest and other, net	$44	$(65)	$41
Other derivatives	Interest and other, net	—	(3)	(4)
Total		$44	$(68)	$37

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11: Borrowings
 Notes Payable and Short-Term Borrowings

	As of October 31
	2024		2023
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Current portion of long-term debt	$1,358	5.0%	$179	6.0%
Notes payable to banks, lines of credit and other	48	—%	51	—%
Total notes payable and short-term borrowings	$1,406		$230
Long-Term Debt

	As of October 31
	2024	2023
	In millions
U.S. Dollar Global Notes(1)
$1,200 issued at discount to par at a price of 99.863% at 6.0%, due September 2041	$1,199	$1,199
$1,150 issued at discount to par at a price of 99.769% at 2.2%, due June 2025	1,150	1,149
$1,000 issued at discount to par at a price of 99.718% at 3.00%, due June 2027	999	999
$850 issued at discount to par at a price of 99.790% at 3.4%, due June 2030	503	503
$1,000 issued at discount to par at a price of 99.808% at 1.45%, due June 2026	521	521
$1,000 issued at discount to par at a price of 99.573% at 2.65%, due June 2031(2)	997	997
$1,000 issued at discount to par at a price of 99.767% at 4.00%, due April 2029	999	999
$1,000 issued at discount to par at a price of 99.966% at 4.20%, due April 2032	676	676
$900 issued at discount to par at a price of 99.841% at 4.75%, due January 2028	899	899
$1,100 issued at discount to par at a price of 99.725% at 5.50%, due January 2033	1,098	1,097
$500 issued at par at a price of 100% at 4.75%, due March 2029	3	3
	9,044	9,042
Other borrowings at 1.47%-8.30%, due in fiscal years 2025-2030	645	506
Fair value adjustment related to hedged debt	(21)	(58)
Unamortized debt issuance cost	(47)	(57)
Current portion of long-term debt	(1,358)	(179)
Total long-term debt	$8,263	$9,254
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

As of October 31, 2024, aggregate future maturities of debt at face value (excluding unamortized debt issuance cost of $47 million, discounts on debt issuance of $11 million and fair value adjustment related to hedged debt of $21 million), including other borrowings were as follows:

Fiscal year	In millions
2025	$1,419
2026	720
2027	1,133
2028	972
2029	1,023
Thereafter	4,481
Total	$9,748
Commercial Paper
As of October 31, 2024, HP maintained a U.S. commercial paper program for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. The principal amount outstanding under this program and certain short-term borrowings at any time cannot exceed a $6.0 billion authorization by HP’s Board of Directors.
Credit Facilities
As of October 31, 2024, HP maintained a $5.0 billion 5-year sustainability-linked senior unsecured committed revolving credit facility (the “New Revolving Facility”), which HP entered into on August 1, 2024. Commitments under the New Revolving Facility will be available until August 1, 2029. Commitment fees, interest rates and other terms of borrowing under the New Revolving Facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the New Revolving Facility may be used for general corporate purposes. As of October 31, 2023, HP had maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility for general corporate purposes. In March 2024, the $1.0 billion senior unsecured committed 364-day revolving credit facility matured in accordance with its terms. Additionally, commitments under the previous $5.0 billion sustainability-linked senior unsecured committed revolving credit facility were terminated concurrently with the execution of the New Revolving Facility.
As of October 31, 2024, HP was in compliance with the covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of October 31, 2024, HP had available borrowing resources of $0.9 billion from uncommitted lines of credit in addition to funds available under the revolving credit facility.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. In fiscal year 2024, HP executed share repurchases of 62.7 million shares and settled total shares for $2.1 billion. In fiscal year 2023, HP executed share repurchases of 3.6 million shares and settled total shares for $0.1 billion. In fiscal year 2022, HP executed share repurchases of 124.0 million shares and settled total shares for $4.3 billion. Share repurchases executed during fiscal year 2024 included 0.1 million shares settled in November 2024.
The shares repurchased in fiscal years 2024, 2023 and 2022 were all open market repurchase transactions. As of October 31, 2024, HP had approximately $9.3 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
Taxes related to Other Comprehensive (Loss) Income

	For the fiscal years ended October 31
	2024	2023	2022
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax (provision) benefit on unrealized gains (losses) arising during the period	$(1)	$(1)	$2

Tax effect on change in unrealized components of cash flow hedges:
Tax (provision) benefit on unrealized gains (losses) arising during the period	(13)	75	(328)
Tax provision on (gains) losses reclassified into earnings	53	18	195
	40	93	(133)
Tax effect on change in unrealized components of defined benefit plans:
Tax benefit on unrealized gains (losses) arising during the period	8	26	26
Tax benefit (provision) on amortization of actuarial loss and prior service benefit	—	1	(6)
Tax provision on curtailments, settlements and other	(1)	—	(1)
	7	27	19
Tax effect on change in cumulative translation adjustment	—	—	3
Tax benefit (provision) on other comprehensive income (loss)	$46	$119	$(109)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Changes and reclassifications related to Other Comprehensive (Loss) Income, net of taxes

	For the years ended October 31
	2024	2023	2022
	In millions
Other comprehensive (loss) income, net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$7	$1	$(9)

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	38	(352)	1,213
Gains reclassified into earnings	(221)	(66)	(584)
	(183)	(418)	629
Change in unrealized components of defined benefit plans:
Unrealized losses arising during the period	(68)	(115)	(28)
Amortization of actuarial loss and prior service benefit(1)	8	1	14
Curtailments, settlements and other	1	—	(1)
	(59)	(114)	(15)
Change in cumulative translation adjustment	24	23	(75)
Other comprehensive (loss) income, net of taxes	$(211)	$(508)	$530
(1)These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.
The components of Accumulated other comprehensive (loss) income, net of taxes as of October 31, 2024 and changes during fiscal year 2024 were as follows:

	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$7	$230	$(437)	$(23)	$(223)
Other comprehensive gains (losses) before reclassifications	7	38	(68)	24	1
Reclassifications of (losses) gains into earnings	—	(221)	8	—	(213)
Reclassifications of curtailments, settlements and other into earnings	—	—	1	—	1
Balance at end of period	$14	$47	$(496)	$1	$(434)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	For the fiscal years ended October 31
	2024	2023	2022
	In millions, except per share amounts
Numerator:
Net earnings	$2,775	$3,263	$3,132
Denominator:
Weighted-average shares used to compute basic net EPS	979	992	1,038
Dilutive effect of employee stock plans	10	8	12
Weighted-average shares used to compute diluted net EPS	989	1,000	1,050
Net earnings per share:
Basic	$2.83	$3.29	$3.02
Diluted	$2.81	$3.26	$2.98
Anti-dilutive weighted-average stock-based compensation awards(1)	1	4	4

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 14: Litigation and Contingencies
 HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of October 31, 2024, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement entered into with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
York County on behalf of the County of York Retirement Fund v. HP Inc., et al., and related proceedings. On November 5, 2020, York County, on behalf of the County of York Retirement Fund, filed a putative class action complaint against HP, Dion Weisler, and Catherine Lesjak in federal court in the Northern District of California. The court appointed Maryland Electrical Industry Pension Fund as Lead Plaintiff. Lead Plaintiff filed a consolidated complaint, which additionally names as defendants Enrique Lores and Richard Bailey. The complaint alleges, among other things, that from November 5, 2015 to June 21, 2016, HP and the named current and former officers violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business (“Securities Class Action”). Plaintiffs seek compensatory damages and other relief. HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On March 3, 2022, the court granted the motion to dismiss with prejudice. Plaintiffs appealed the decision. On April 11, 2023, the appellate court reversed the district court’s decision and remanded the case to the district court for further proceedings consistent with the appellate opinion, including consideration of HP’s other arguments for dismissal. On July 21, 2023, HP and the named officers filed a renewed motion to dismiss. On March 27, 2024, the district court issued an order granting in part and denying in part the motion to dismiss. On August 8, 2024, the Court of Appeals for the Ninth Circuit granted HP’s petition for permission to appeal. On October 28, 2024, HP filed its appeal. On May 17, 2021, stockholder Scott Franklin filed a derivative complaint against certain current and former officers and directors in federal court in the District of Delaware. Plaintiff purports to bring the action on behalf of HP, which he has named as a nominal defendant, and he makes substantially the same factual allegations as in the York County securities complaint, bringing claims for breach of fiduciary duty and violations of securities laws. The derivative plaintiff seeks compensatory damages, governance reforms, and other relief. By court order following stipulations by the parties, the case was transferred to the Northern District of California, and the case was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. On January 13, 2022, stockholder Gerald Lovoi filed a derivative complaint in federal court in the Northern District of California against the same current and former officers and directors named in the Franklin action. The complaint alleges the same basic claims based on the same alleged conduct as the Franklin action and seeks similar relief. By stipulation of the parties, the Lovoi action was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. On May 31, 2024, the court adopted a stipulation in which the derivative plaintiffs and defendants agreed to consolidate the derivative proceedings, close the Lovoi action, and extend the current stay through summary judgment in the Securities Class Action.
Legal Proceedings re Authentication of Supplies. Since 2016, HP has from time to time been named in civil litigation, or been the subject of government investigations, involving supplies authentication protocols used in certain HP printers in multiple geographies, including but not limited to the United States, Italy, Israel, the Netherlands, Australia and New Zealand. The supplies authentication protocols are often referred to as Dynamic Security. The core allegations in these proceedings claim misleading or inadequate consumer notifications and permissions pertaining to the use of Dynamic Security, the installation of firmware updates, or the potential inability of cartridges with clone chips or circuitry to work in HP printers with Dynamic Security. Plaintiffs base or have based their claims on various legal theories, including but not limited to unfair competition, computer trespass, and similar statutory claims. Among other relief, Plaintiffs have sought or seek money damages and in certain cases have or may seek injunctive relief against the use or operation of Dynamic Security or relief requiring interoperability. If HP is not successful in its defense of these cases or investigations, it could be subject to damages, penalties, significant settlement demands, or injunctive relief that may be costly or may disrupt operations. Certain of these proceedings in the United States, Italy, the Netherlands, Israel, Australia and New Zealand have been resolved, have concluded, or have concluded subject only to HP’s pending appeal. Civil litigation filed by Digital Revolution B.V. (trading as 123Inkt) against HP Nederlands B.V., et al. (Netherlands) in March 2020, including its competition claim, remains pending. Both parties appealed, and the court of appeal issued a judgment on November 19, 2024, rejecting competition claims against HP and providing that use of Dynamic Security by HP is not unlawful. In addition, two putative class actions have been filed against HP in federal court in California, in December 2020, April 2022, and one in federal court in Illinois, in January 2024, arising out of the use of Dynamic Security firmware updates in HP Laserjet printers, in HP Inkjet printers, and in both, respectively. Plaintiffs in these cases seek compensatory damages, restitution, injunctive relief against alleged unfair and anticompetitive business practices, and other relief. In the April 2022 case, plaintiffs have filed a stipulation on October 30, 2024 to have the case dismissed with prejudice for their individual claims and without prejudice for the class claims. In the December 2020 case, the parties have finalized a settlement agreement, which plaintiffs submitted to the court on October 31, 2024 along with a motion seeking preliminary approval. The January 2024 case is in its early stages.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Autonomy-Related Legal Proceedings. In 2015, four former Hewlett Packard Company subsidiaries that became subsidiaries of Hewlett Packard Enterprise at the time of the Separation (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems Limited, and Autonomy, Inc., hereinafter the “Claimants”) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain, for breach of their fiduciary duties in causing Autonomy group companies to engage in improper transactions and accounting practices before and in connection with the 2011 acquisition of Autonomy. Trial concluded in January 2020. In May 2022, the court issued its liability judgment, finding that the Claimants had succeeded on substantially all claims and that Messrs. Lynch and Hussein engaged in fraud, and dismissing a counterclaim filed by Mr. Lynch. The court deferred the issue of damages to further proceedings, but indicated that damages awarded may be substantially less than was claimed. In February 2024, the court held a two-week trial on damages, the Claimants sought recovery for $4 billion in losses, and the court took the issue under advisement. Litigation is unpredictable, and there can be no assurance of a recovery of damages or as to how any award of damages will compare with the amount claimed. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery.
Nokia Patent Litigation. On October 31, 2023, Nokia filed a complaint for patent infringement against HP in federal court for the District of Delaware asserting ten patents and filed two companion complaints with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act against HP, asserting seven of the ten patents asserted in the federal court case. The complaints allege that HP products that are compliant with certain video coding technology standards, including Advanced Video Coding (H.264) or High Efficiency Video Coding (H.265) standards, infringe Nokia’s patents. In November 2023, the ITC instituted investigations on Nokia’s complaints. On December 11, 2023, HP filed counterclaims against Nokia in the Delaware action, including claims that Nokia violated its commitments to license standard-essential patents on fair, reasonable, and non-discriminatory (“FRAND”) terms, and seeking a court determination of the proper FRAND rate. Nokia’s patent litigation against HP also includes a lawsuit filed in November 2023 against HP and six of its subsidiaries in the European Unified Patent Court (“UPC”) in Germany, 2 lawsuits filed in November 2023 but served in January 2024 against HP and its German subsidiary in state court in Munich, Germany, and a lawsuit filed on December 1, 2023, against a subsidiary, HP Brasil Indústria e Comércio de Equipamentos Eletrônicos Ltda. (“HP Brazil”), in the state court in Rio de Janeiro in Brazil. In Brazil, Nokia alleged that HP’s products contain “skip mode” technology compatible with H.264 video standards that infringes one of Nokia’s Brazilian patents. On December 4, 2023, before HP had received service of the lawsuit, the court granted Nokia an ex parte preliminary injunction against HP Brazil’s commercialization of such products in Brazil. HP appealed the injunction and asked the appellate court to suspend its enforcement. On August 14, 2024, the Brazilian appellate court denied HP’s interlocutory appeal of the preliminary injunction, leaving it unchanged because HP allegedly faces no immediate harm. On January 31, 2024, HP Brazil filed its defense and separately filed a nullity action to invalidate the patent. From July 24-31, 2024, the ITC held the hearing in the first investigation. In the second ITC investigation, the hearing was held September 9-13, 2024. In October, Nokia and HP reached agreement to resolve all patent litigation between the parties, and all pending proceedings are in the process of being dismissed.
R2 Semiconductor Patent Litigation. In November 2022, R2 Semiconductor, Inc. (“R2”) filed a lawsuit in the Dusseldorf Regional Court in Germany against Intel Deutschland GmbH, HP Deutschland GmbH and certain other Intel customers. R2 asserts one European patent is infringed by HP’s products that contain certain Intel processors. R2 seeks an injunction prohibiting the sale of the alleged infringing products. Intel has agreed to defend and indemnify HP and its affiliates against certain losses incurred by HP in connection with the alleged infringement. The Dusseldorf Regional Court conducted a trial on December 7, 2023 and issued an adverse judgment on February 7, 2024. The Court’s judgment imposes an injunction prohibiting sales of the accused products in Germany, an order to stop all other infringing actions, and an order to issue a communication to commercial customers recalling the relevant products sold since March 5, 2020, which could take effect upon notice of R2’s payment of the required sureties and remain in place unless stayed or overturned on appeal or the parties reach an agreement. On February 8, 2024, HP filed an appeal and request for a stay of the judgment pending appeal. On April 3, 2024, R2 filed a lawsuit in France in the first instance court in Paris (Tribunal judiciare de Paris) against Intel Corporation, Intel Corporation SAS, Intel Deutschland GmbH, HP France SAS and certain other Intel customers. R2 asserts the same European patent is infringed. In August 2024, Intel finalized agreements with R2 and related parties resolving all litigation. All pending litigation against HP has been dismissed.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Litigation with Access Advance Patent Pool regarding video codecs. Access Advance LLC (“Access Advance”) is an independent licensing administrator formed to license allegedly essential patents for standards-based video codecs, which it licenses through various licensing pools. In late 2023, three members of Access Advance’s HEVC Advance patent pool, Dolby, Mitsubishi Electric (“Mitsubishi”) and Konikijke Philips N.V. (“Philips”), each filed patent infringement lawsuits against HP and various affiliates in Germany and Europe. The complaints alleged that HP products that are compliant with the High Efficiency Video Coding (H.265) standard infringe the pool members' respective patents, sought an injunction, and alleged that HP has failed to act as a willing licensee of HEVC essential patents based on HP's negotiations with Access Advance. In July 2024, HP filed a countersuit against Access Advance, Mitsubishi, Philips, and Dolby in Massachusetts state court alleging that they breached their obligations to license their patents on reasonable and nondiscriminatory terms and asked the court to order the defendants to offer a license to their patents on such terms. In October 2024, Access Advance and HP reached agreement to resolve all pending litigation, which is in the process of being dismissed. An immaterial issue with Access Advance will be decided by a third party.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
HP’s aggregate product warranty liabilities and changes were as follows:

	For the fiscal years ended October 31
	2024	2023
	In millions
Balance at beginning of year	$706	$876
Accruals for warranties issued	721	689
Adjustments related to pre-existing warranties (including changes in estimates)	30	17
Settlements made (in cash or in kind)	(907)	(876)
Balance at end of year	$550	$706

Note 16: Commitments
Unconditional Purchase Obligations
As of October 31, 2024, HP had unconditional purchase obligations of $1.4 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price and volume provisions and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancellable without penalty.
As of October 31, 2024, unconditional purchase obligations were as follows:

Fiscal year	In millions
2025	$896
2026	188
2027	147
2028	95
2029	38
Thereafter	2
Total	$1,366

Note 17: Leases
As a lessee, HP determines, at lease inception, whether or not an arrangement contains a lease. A significant portion of the operating lease portfolio includes real estate leases. Additionally, HP has identified embedded operating leases within certain outsourced supply chain contracts. Leasing arrangements have a remaining lease term ranging from 2 to approximately 11 years with varying renewal and termination options. Substantially all of HP’s leases are considered operating leases. Finance leases, short-term leases and sub-lease income were not material as of October 31, 2024 and 2023 or for the fiscal years ended October 31, 2024 and 2023, respectively.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

HP has elected the practical expedient to combine lease and non-lease components as a single lease element for its real estate leases and certain outsourced warehousing contracts in calculating the ROU assets and lease liabilities. Where HP chooses not to combine the lease and non-lease components, HP allocates contract consideration to the lease and non-lease components based on relative standalone prices.
HP reviews the impairment of the ROU assets consistent with the approach applied for other long-lived assets.
The components of lease expense are as follows:

	For the fiscal years ended October 31
	2024	2023
	In millions
Operating lease cost	$230	$234
Variable cost	106	102
Total lease expense	$336	$336
All lease expenses, including variable lease costs, are primarily included in Cost of net revenue and Selling, general and administrative expenses in the Consolidated Statements of Earnings based on the use of the facilities.
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
The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments made from variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	For the fiscal years ended October 31
	2024	2023
	In millions
Cash paid for amount included in the measurement of lease liabilities	$233	$231
Right-of-use assets obtained in exchange of lease liabilities(1)	$411	$312
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.

Weighted-average information associated with the measurement of our remaining operating lease liabilities is as follows:

	As of October 31
	2024	2023
Weighted-average remaining lease term in years	4.1	4.5
Weighted-average discount rate	6.5%	6.1%
The following maturity analysis presents expected undiscounted cash outflows for operating leases on an annual basis for the next five years:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Fiscal year	In millions
2025	$513
2026	324
2027	208
2028	110
2029	64
Thereafter	142
Total lease payments	1,361
Less: Imputed interest	131
Total lease liabilities	$1,230
There were no material operating leases that HP had entered into and that were yet to commence as of October 31, 2024.
As a lessor, HP records revenue under sales-type leases at the commencement of the lease. Revenue recognized from sales-type leases constituted less than one percent of product net revenue for fiscal years 2024, 2023 and 2022 respectively. As of October 31, 2024 and 2023, the net investment in leases balance were $705 million and $527 million, respectively.

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
Material Weakness
As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2023, we identified a material weakness in internal control over financial reporting. The material weakness resulted from undue reliance on information generated from certain software solutions affecting net revenue without effectively designed information technology (“IT”) general controls specifically around user access and change management. As of October 31, 2024, the Company has concluded that the previously identified material weakness was not remediated and that IT general control deficiencies exist in the areas of user access, change management and job schedule monitoring IT operations for certain applications affecting various financial statement line items as well as net revenue. As a result of the material weakness, the application controls and IT dependent manual controls that rely upon information from affected IT applications were also deemed ineffective.
This material weakness did not result in any material misstatement of our financial statements. While this material weakness did not result in a material misstatement of our financial statements, there is a reasonable possibility that it could have resulted in a material misstatement in the Company's annual or interim consolidated financial statements that would not be detected. Accordingly, we determined that it constituted a material weakness.
With respect to the material weakness above, management, under the oversight of the Audit Committee, is in the process of designing appropriate IT general controls specific to the impacted software solutions. While we have taken steps to implement our remediation plan, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Company will monitor the effectiveness of its remediation plan and refine its remediation plan as appropriate.
Changes in Internal Control over Financial Reporting
Other than the material weakness described above, there have been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.
Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the three months ended October 31, 2024, no such plans or other arrangements were adopted or terminated.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
The names of the executive officers of HP and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.
The following information is included in HP’s Proxy Statement related to its 2025 Annual Meeting of Stockholders to be filed within 120 days after HP’s fiscal year end of October 31, 2024 (the “Proxy Statement”) and is incorporated herein by reference:
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
Insider Trading Policies and Procedures
The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers, employees and contractors, as well as by the Company itself. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

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
3.Exhibits:

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
3(a)	Registrant’s Restated Certificate of Incorporation.	8-K	001-04423	3.2	April 25, 2024
3(b)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	June 17, 2024
3(c)	Certificate of Designations of Series A Junior Participating Redeemable Preferred Stock of HP Inc. (included in Exhibit 3(a)).
3(d)	Certificate of Designations of Series A Junior Participating Preferred Stock of HP Inc. (included in Exhibit 3(a)).
4(a)	Indenture, dated June 1, 2000, between the Registrant and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(b)	Form of Registrant’s 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.5 and 4.6	September 19, 2011
4(c)	Specimen certificate for the Registrant’s common stock.	8-A/A	001-04423	4.1	June 23, 2006
4(d)	Description of HP Inc.’s securities.	10-K	001-04423	4(h)	December 18, 2023
4(e)	Indenture, dated June 17, 2020, between HP Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-04423	4.1	June 17, 2020
4(f)	Form of 2.200% notes due 2025 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.5	June 17, 2020
4(g)	Form of 3.000% notes due 2027 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.5	June 17, 2020
4(h)	Form of 3.400% notes due 2030 and related Officers’ Certificate.	8-K	001-04423	4.4 and 4.5	June 17, 2020
4(i)	First Supplemental Indenture, dated as of June 16, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-04423	4.2	June 21, 2021
4(j)	Form of 1.450% notes due 2026 and 2.650% notes due 2031 (included in Exhibit 4(j)).
4(k)	Form of 4.000% notes due 2029 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.4	March 31, 2022
4(l)	Form of 4.200% notes due 2032 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	March 31, 2022
4(m)	Form of 4.750% notes due 2028 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.4	June 21, 2022
4(n)	Form of 5.500% notes due 2033 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	June 21, 2022
4(o)	Second Supplemental Indenture, dated as of September 1, 2022, between HP Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-04423	4.2	September 7, 2022
4(p)	Form of 4.750% notes due 2029 (included in Exhibit 4(o)).
10(a)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(b)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(c)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(d)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(e)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015
10(f)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(g)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2017.*	10-K/A	001-04423	10(n)(n)	December 15, 2017
10(h)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective February 28, 2020.*	10-Q	001-04423	10(p)(p)	March 5, 2020
10(i)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(j)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(k)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(l)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(a)(a)(a)	March 2, 2017
10(m)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(n)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(o)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(p)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(q)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(r)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018).*	10-Q	001-04423	10(k)(k)(k)	March 5, 2019
10(s)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(m)(m)(m)	December 12, 2019
10(t)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(n)(n)(n)	December 12, 2019
10(u)	Form of Grant Agreement for grants of restricted stock units for directors (for use from January 15, 2020).*	10-Q	001-04423	10(n)(n)(n)	March 5, 2020
10(v)	Amendment Number One to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(r)(r)(r)	June 5, 2020
10(w)	Amendment Number One to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(s)(s)(s)	June 5, 2020

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)	HP Inc. 2021 Employee Stock Purchase Plan.*	10-Q	001-04423	10(t)(t)(t)	June 5, 2020
10(y)	Amendment Number Two to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective September 21, 2020.*	10-K	001-04423	10(x)(x)(x)	December 10, 2020
10(z)	Amendment Number Two to Registrant's 2005 Executive Deferred Compensation Plan (as amended effective September 21, 2020).*	10-K	001-04423	10(y)(y)(y)	December 10, 2020
10(a)(a)	Form of Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(x)(x)(x)	March 5, 2021
10(b)(b)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(y)(y)(y)	March 5, 2021
10(c)(c)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(c)(c)(c)(c)	March 5, 2021
10(d)(d)	Form of Grant Agreement for grants of restricted stock units for directors.*	10-Q	001-04423	10(d)(d)(d)(d)	March 5, 2021
10(e)(e)
First Amendment to the Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective February 28, 2020 (as amended effective December 7, 2020)*
		10-Q	001-04423	10(e)(e)(e)(e)	March 5, 2021
10(f)(f)	Amendment Number Three to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective November 17, 2020).*	10-Q	001-04423	10(f)(f)(f)(f)	March 5, 2021
10(g)(g)	Amendment Number Four to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective as of April 1, 2021 and December 31, 2021).*	10-Q	001-04423	10(j)(j)(j)	September 3, 2021
10(h)(h)	Form of Grant Agreement for grants of restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(j)(j)(j)	March 7, 2022
10(i)(i)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(k)(k)(k)	March 7, 2022
10(j)(j)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(l)(l)(l)	March 7, 2022
10(k)(k)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(o)(o)(o)	March 7, 2022
10(l)(l)	Third Amended and Restated HP Inc. 2004 Stock Incentive Plan.*	8-K	001-04423	10.1	April 22, 2022
10(m)(m)	Plantronics, Inc. 2003 Stock Plan, as amended and restated.*	S-8	333-267151	4.4	August 29, 2022
10(n)(n)	Amendment Number One to the Plantronics, Inc. 2003 Stock Plan, as amended and restated.*	S-8	333-267151	4.5	August 29, 2022
10(o)(o)	Amendment Number Five to Registrant’s 2005 Executive Deferred Compensation Plan.*	10-K	001-04423	10(t)(t)(t)	December 6, 2022
10(p)(p)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2022).*	10-Q	001-04423	10(u)(u)(u)	March 1, 2023
10(q)(q)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2022).*	10-Q	001-04423	10(v)(v)(v)	March 1, 2023
10(r)(r)	Form of Grant Agreement for grants of non-qualified stock options (for use from November 1, 2022).*	10-Q	001-04423	10(w)(w)(w)	March 1, 2023
10(s)(s)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options (for use from November 1, 2022).*	10-Q	001-04423	10(z)(z)(z)	March 1, 2023

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(t)(t)
Second Amendment to Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective February 28, 2020, for Performance-Contingent Stock Options generally granted on or after December 7, 2022.*
		10-Q	001-04423	10(a)(a)(a)(a)	March 1, 2023
10(u)(u)	Form of Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan).*	10-Q	001-04423	10(b)(b)(b)(b)	March 1, 2023
10(v)(v)	Form of Retention Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan).*	10-Q	001-04423	10(c)(c)(c)(c)	March 1, 2023
10(w)(w)	2023 Amendment to the HP Inc. Cash Account Restoration Plan.*	10-Q	001-04423	10(d)(d)(d)(d)	May 31, 2023
10(x)(x)	Third Amendment to the HP Inc. Excess Benefit Plan.*	10-Q	001-04423	10(e)(e)(e)(e)	May 31, 2023
10(y)(y)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2023).*	10-Q	001-04423	10(f)(f)(f)(f)	February 28, 2024
10(z)(z)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2023).*	10-Q	001-04423	10(g)(g)(g)(g)	February 28, 2024
10(a)(a)(a)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2023).*	10-Q	001-04423	10(j)(j)(j)(j)	February 28, 2024
10(b)(b)(b)	Form of Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan for use from December 1, 2023).*	10-Q	001-04423	10(k)(k)(k)(k)	February 28, 2024
10(c)(c)(c)	Form of Retention Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan for use from December 1, 2023).*	10-Q	001-04423	10(l)(l)(l)(l)	February 28, 2024
10(d)(d)(d)	Registrant’s Fourth Amended and Restated 2004 Stock Incentive Plan.*	8-K	001-04423	10.1	April 25, 2024
10(e)(e)(e)	Five-Year Credit Agreement dated August 1, 2024, by and among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-04423	10.1	August 6, 2024
10(f)(f)(f)	Amended Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 16, 2021).*	10-Q	001-04423	10(a)	August 29, 2024
10(g)(g)(g)	Amended Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2022).*	10-Q	001-4423	10(b)	August 29, 2024
10(h)(h)(h)	Form of HP Agreement Regarding Confidential Information and Proprietary Developments*†
19	Insider Trading Policy.†
21	Subsidiaries of the Registrant as of October 31, 2024.†
23	Consent of Independent Registered Public Accounting Firm.†
24	Power of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
97	HP Inc. Mandatory Covered Compensation Recovery Policy.	10-K	001-04423	97	December 18, 2023
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).†
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

Date: December 12, 2024	HP INC.
	By:	/s/ KAREN L. PARKHILL
Karen L. Parkhill Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Karen L. Parkhill, Julie Jacobs and Rick Hansen, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ ENRIQUE LORES	President and Chief Executive Officer and Director (Principal Executive Officer)	December 12, 2024
Enrique Lores

/s/ KAREN L. PARKHILL	Chief Financial Officer (Principal Financial Officer)	December 12, 2024
Karen L. Parkhill

/s/ STEPHANIE LIEBMAN	Global Controller (Principal Accounting Officer)	December 12, 2024
Stephanie Liebman

/s/ AIDA ALVAREZ	Director	December 12, 2024
Aida Alvarez

/s/ ROBERT R. BENNETT	Director	December 12, 2024
Robert R. Bennett

/s/ CHARLES V. BERGH	Director	December 12, 2024
Charles V. Bergh

/s/ BRUCE BROUSSARD	Director	December 12, 2024
Bruce Broussard

/s/ STACY BROWN-PHILPOT	Director	December 12, 2024
Stacy Brown-Philpot

/s/ STEPHANIE BURNS	Director	December 12, 2024
Stephanie Burns

/s/ MARY ANNE CITRINO	Director	December 12, 2024
Mary Anne Citrino

/s/ RICHARD L. CLEMMER	Director	December 12, 2024
Richard L. Clemmer

/s/ MA. FATIMA DE VERA FRANCISCO	Director	December 12, 2024
Ma. Fatima de Vera Francisco

/s/ DAVID MELINE	Director	December 12, 2024
David Meline

/s/ JUDITH MISCIK	Director	December 12, 2024
Judith Miscik

/s/ KIM K.W. RUCKER	Director	December 12, 2024
Kim K.W. Rucker