Form 10-Q
period 2025-01-31
HP INC
filed 2025-02-28
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP Inc. common stock outstanding as of February 24, 2025 was 942,703,029 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended January 31, 2025
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, they could affect the business and results of operations of HP Inc. and its consolidated subsidiaries (“HP”) which may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings (including the Fiscal 2023 Plan (as defined herein)), net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, demand, performance, market share or competitive performance relating to products or services; any statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims, disputes or other litigation matters; any statements of expectation or belief as to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can also generally be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Risks, uncertainties and assumptions that could affect our business and results of operations include factors relating to HP’s ability to execute on its strategic plans, including the previously announced initiatives, business model changes and transformation; the development and transition of new products and services and the enhancement of existing products and services to meet evolving customer needs and respond to emerging technological trends, including artificial intelligence; the use of artificial intelligence; the impact of macroeconomic and geopolitical trends, changes and events, including the ongoing military conflict in Ukraine, continued instability in the Middle East or tensions in the Taiwan Strait and South China Sea and the regional and global ramifications of these events; volatility in global capital markets and foreign currency, increases in benchmark interest rates, the effects of inflation and instability of financial institutions; risks associated with HP’s international operations and the effects of business disruption events, including those resulting from climate change; the need to manage (and reliance on) third-party suppliers, including with respect to supply constraints and component shortages, and the need to manage HP’s global, multi-tier distribution network and potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; the execution and performance of contracts by HP and its suppliers, customers, clients and partners, including logistical challenges with respect to such execution and performance; the competitive pressures faced by HP’s businesses; the impact of third-party claims of IP infringement; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution, reseller and customer landscape; successfully competing and maintaining the value proposition of HP’s products, including supplies and services; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products or our uneven sales cycle; the hiring and retention of key employees; the results of our restructuring plans (including the Fiscal 2023 Plan), including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of our restructuring plans; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; disruptions in operations from system security risks, data protection breaches, or cyberattacks; HP’s ability to maintain its credit rating, satisfy its debt obligations and complete any contemplated share repurchases, other capital return programs or other strategic transactions; changes in estimates and assumptions HP makes in connection with the preparation of its financial statements; the impact of changes to federal, state, local and foreign laws and regulations, including environmental regulations and tax laws; integration and other risks associated with business combination and investment transactions; our aspirations related to environmental, social and governance matters; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; the effectiveness of our internal control over financial reporting; and other risks that are described herein, as well as the risks discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). HP’s Fiscal 2023 Plan includes HP's efforts to take advantage of future growth opportunities, including but not limited to, investments to drive growth, investments in our people, improving product mix, driving structural cost savings and other productivity measures. Structural cost savings represent gross reductions in costs driven by operational efficiency, digital transformation, and portfolio optimization. These initiatives include but are not limited to workforce reductions, platform simplification, programs consolidation and productivity measures undertaken by HP, which HP expects to be sustainable in the longer-term. These structural cost savings are net of any new recurring costs resulting from these initiatives and exclude one-time investments to generate such savings. HP’s expectations on the longer-term sustainability of such structural cost savings are based on its current business operations and market dynamics and could be significantly impacted by various factors, including but not limited to HP’s evolving business models, future investment decisions, market environment and technology landscape. The forward-looking statements in this report are made as of the date of this filing and HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended January 31
	2025	2024
	In millions, except per share amounts
Net revenue:
Products	$12,695	$12,419
Services	809	766
Total net revenue	13,504	13,185
Cost of net revenue:
Products	10,194	9,871
Services	470	426
Total cost of net revenue	10,664	10,297
Gross profit	2,840	2,888
Research and development	397	399
Selling, general and administrative	1,459	1,383
Restructuring and other charges	70	63
Acquisition and divestiture charges	6	27
Amortization of intangible assets	63	81
Total operating expenses	1,995	1,953
Earnings from operations	845	935
Interest and other, net	(141)	(142)
Earnings before taxes	704	793
Provision for taxes	(139)	(171)
Net earnings	$565	$622

Net earnings per share:
Basic	$0.60	$0.63
Diluted	$0.59	$0.62

Weighted-average shares used to compute net earnings per share:
Basic	948	995
Diluted	957	1,002
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended January 31
	2025	2024
	In millions
Net earnings	$565	$622
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	4	4

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	332	(162)
Gains reclassified into earnings	(43)	(159)
	289	(321)
Change in unrealized components of defined benefit plans:
Unrealized gains (losses) arising during the period	1	(10)
Amortization of actuarial loss and prior service benefit	5	2
Curtailments, settlements and other	(1)	—
	5	(8)

Change in cumulative translation adjustment	(13)	20
Other comprehensive income (loss) before taxes	285	(305)
(Provision for) benefit from taxes	(55)	70
Other comprehensive income (loss), net of taxes	230	(235)
Comprehensive income	$795	$387
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	January 31, 2025	October 31, 2024
	In millions, except par value
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$2,894	$3,253
Accounts receivable, net of allowance for credit losses of $84 and $83, as of January 31, 2025 and October 31, 2024, respectively	4,188	5,117
Inventory	8,443	7,720
Other current assets	4,309	4,670
Total current assets	19,834	20,760
Property, plant and equipment, net	2,900	2,914
Goodwill	8,599	8,627
Other non-current assets	7,597	7,608
Total assets	$38,930	$39,909
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$1,418	$1,406
Accounts payable	16,483	16,903
Other current liabilities	9,533	10,378
Total current liabilities	27,434	28,687
Long-term debt	8,273	8,263
Other non-current liabilities	4,295	4,282
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 945 and 939 shares issued and outstanding as of January 31, 2025 and October 31, 2024, respectively)	9	9
Additional paid-in capital	1,874	1,778
Accumulated deficit	(2,751)	(2,676)
Accumulated other comprehensive loss	(204)	(434)
Total stockholders’ deficit	(1,072)	(1,323)
Total liabilities and stockholders’ deficit	$38,930	$39,909
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three months ended January 31
	2025	2024
	In millions
Cash flows from operating activities:
Net earnings	$565	$622
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	197	205
Stock-based compensation expense	192	177
Restructuring and other charges	70	63
Deferred taxes on earnings	(23)	(5)
Other, net	35	(20)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	966	446
Inventory	(751)	(47)
Accounts payable	(397)	(744)
Net investment in leases related to integrated financing	2	(62)
Taxes on earnings	12	49
Restructuring and other	(74)	(87)
Other assets and liabilities	(420)	(476)
Net cash provided by operating activities	374	121
Cash flows from investing activities:
Investment in property, plant, equipment and purchased intangible	(302)	(158)
Purchases of available-for-sale securities and other investments	(3)	—
Maturities and sales of available-for-sale securities and other investments	5	—
Collateral posted for derivative instruments	—	(70)
Net cash used in investing activities	(300)	(228)
Cash flows from financing activities:
Proceeds from short-term borrowings with original maturities less than 90 days, net	—	100
Proceeds from debt, net of issuance costs	82	92
Payment of debt and associated costs	(50)	(49)
Stock-based award activities and others	(92)	(76)
Repurchase of common stock	(100)	(500)
Cash dividends paid	(273)	(275)
Net cash used in financing activities	(433)	(708)
Decrease in cash, cash equivalents and restricted cash	(359)	(815)
Cash, cash equivalents and restricted cash at beginning of period	3,253	3,232
Cash, cash equivalents and restricted cash at end of period	$2,894	$2,417
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance as of October 31, 2024	938,989	$9	$1,778	$(2,676)	$(434)	$(1,323)
Net earnings	—	—	—	565	—	565
Other comprehensive income, net of taxes	—	—	—	—	230	230
Comprehensive income	—	—	—	—	—	795
Issuance of common stock in connection with employee stock plans and other	8,405	—	(92)	—	—	(92)
Repurchases of common stock (Note 10)	(2,734)	—	(4)	(93)	—	(97)
Cash dividends ($0.58 per common share)	—	—	—	(547)	—	(547)
Stock-based compensation expense	—	—	192	—	—	192
Balance as of January 31, 2025	944,660	$9	$1,874	$(2,751)	$(204)	$(1,072)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance as of October 31, 2023	988,782	$10	$1,505	$(2,361)	$(223)	$(1,069)
Net earnings	—	—	—	622	—	622
Other comprehensive loss, net of taxes	—	—	—	—	(235)	(235)
Comprehensive income	—	—	—	—	—	387
Issuance of common stock in connection with employee stock plans and other	8,677	—	(76)	—	—	(76)
Repurchases of common stock (Note 10)	(17,062)	—	(27)	(487)	—	(514)
Cash dividends ($0.55 per common share)	—	—	—	(545)	—	(545)
Stock-based compensation expense	—	—	177	—	—	177
Balance as of January 31, 2024	980,397	$10	$1,579	$(2,771)	$(458)	$(1,640)
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 1: Basis of Presentation
Basis of Presentation
The accompanying Consolidated Condensed Financial Statements of HP and its wholly owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended October 31, 2024 in HP’s Annual Report on Form 10-K, filed on December 13, 2024. The Consolidated Condensed Balance Sheet for October 31, 2024 was derived from audited financial statements.
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
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued guidance that enhances the transparency about the use of supplier finance programs. Under the new guidance, companies that use a supplier finance program in connection with the purchase of goods or services are required to disclose information about those programs to allow users of financial statements to understand the nature, activity during the period, changes from period to period, and potential magnitude. HP adopted this guidance in the first quarter of fiscal year 2024, except for the disclosure on rollforward information which will be adopted in its fiscal year 2025 Form 10-K, in line with the effective adoption dates prescribed by the FASB. See Note 6, “Supplementary Financial Information,” for additional disclosure related to HP’s supplier finance programs.
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
Personal Systems offers desktops, notebooks, and workstations (including HP’s portfolio of AI PCs and workstations), thin clients, retail point-of-sale (“POS”) systems, displays, hybrid systems, software, solutions including endpoint security and services. Personal Systems includes support and deployment, configurations and extended warranty services and maintains multi-operating system and multi-architecture strategies using Microsoft Windows and Google Chrome operating systems, and predominantly using processors from Intel, AMD, and NVIDIA.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Segment operating results and the reconciliation to HP consolidated results were as follows:

	Three months ended January 31
	2025	2024
	In millions
Net revenue:
Commercial PS	$6,645	$6,045
Consumer PS	2,579	2,764
Personal Systems	9,224	8,809
Supplies	2,826	2,863
Commercial Printing	1,144	1,227
Consumer Printing	299	285
Printing	4,269	4,375
Corporate Investments	11	2
Total segment net revenue	13,504	13,186
Other	—	(1)
Total net revenue	$13,504	$13,185

Earnings before taxes:
Personal Systems	$507	$537
Printing	810	872
Corporate Investments	(27)	(37)
Total segment earnings from operations	1,290	1,372
Corporate and unallocated costs and other	(114)	(89)
Stock-based compensation expense	(192)	(177)
Restructuring and other charges	(70)	(63)
Acquisition and divestiture charges	(6)	(27)
Amortization of intangible assets	(63)	(81)
Interest and other, net	(141)	(142)
Total earnings before taxes	$704	$793

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities summarized by plan were as follows:

	Fiscal 2023 Plan
	Severance and EER	Non-labor	Other prior-year plans(1)	Total
	In millions
Accrued balance as of October 31, 2024	$120	$11	$7	$138
Charges	44	12	—	56
Cash payments	(56)	(3)	(1)	(60)
Non-cash and other adjustments	(2)	(10)	—	(12)
Accrued balance as of January 31, 2025	$106	$10	$6	$122
Total costs incurred to date as of January 31, 2025	$651	$69	$878	$1,598

Reflected in the Consolidated Condensed Balance Sheets
Other current liabilities	$106	$2	$6	$114
Other non-current liabilities	$—	$8	$—	$8

Accrued balance as of October 31, 2023	$88	$18	$2	$108
Charges	43	2	3	48
Cash payments	(63)	(6)	(3)	(72)
Non-cash and other adjustments	2	—	(2)	—
Accrued balance as of January 31, 2024	$70	$14	$—	$84
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
On February 27, 2025, HP approved an amendment to the Fiscal 2023 Plan increasing its expected gross workforce reductions by approximately 1,000 to 2,000 employees. The changes to the workforce will vary by country, based on local legal requirements and consultations with employee works councils and other employee representatives, as appropriate. The Company anticipates incurring an additional $150 million in restructuring and other charges primarily related to labor costs in connection with the plan amendment.
Other Charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts and transformation program management costs, and are distinct from ongoing operational costs. These costs primarily relate to third-party professional services and other non-recurring costs. HP incurred $14 million and $15 million of other charges for the three months ended January 31, 2025 and January 31, 2024, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2025	2024	2025	2024	2025	2024
	In millions
Service cost	$—	$—	$9	$9	$—	$—
Interest cost	53	57	10	12	4	4
Expected return on plan assets	(59)	(61)	(14)	(13)	(4)	(4)
Amortization and deferrals:
Actuarial loss (gain)	7	7	2	—	(4)	(4)
Prior service cost (credit)	—	—	2	2	(2)	(3)
Net periodic benefit cost (credit)	$1	$3	$9	$10	$(6)	$(7)
Total periodic benefit cost (credit)	$1	$3	$9	$10	$(6)	$(7)
Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2025, HP expects to contribute approximately $36 million to its non-U.S. pension plans, $30 million to its U.S. non-qualified pension plan participants and $4 million to cover benefit claims under HP’s post-retirement benefit plans. During the three months ended January 31, 2025, HP contributed $8 million to its non-U.S. pension plans, $7 million to cover benefit payments to U.S. non-qualified plan participants and $2 million to cover benefit claims under HP’s post-retirement benefit plans.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was 19.7% and 21.6% for the three months ended January 31, 2025 and 2024, respectively. During the three months ended January 31, 2025, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were $15 million.
Uncertain Tax Positions
As of January 31, 2025, the amount of gross unrecognized tax benefits was $1.2 billion, of which up to $873 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits decreased by $9 million for the three months ended January 31, 2025. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of January 31, 2025 and 2024, HP had accrued $145 million and $105 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by $166 million within the next 12 months, affecting HP’s effective tax rate if realized.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information

Cash, Cash Equivalents and Restricted Cash

	As of
	January 31, 2025	October 31, 2024
	In millions
Cash and cash equivalents	$2,880	$3,238
Restricted cash(1)	14	15
	$2,894	$3,253
(1)    Restricted cash is related to amounts collected and held on behalf of a third party for trade receivables previously sold.
Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

Three months ended January 31, 2025
In millions
Balance at beginning of period	$83
Current-period allowance for credit losses	4
Deductions, net of recoveries	(3)
Balance at end of period	$84
HP utilizes certain third-party arrangements in the normal course of business as part of HPs cash and liquidity management and also to provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of January 31, 2025 and October 31, 2024 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended January 31
	2025	2024
	In millions
Balance at beginning of period(1)	$284	$141
Trade receivables sold	3,049	3,298
Cash receipts	(3,191)	(3,232)
Foreign currency and other	(9)	5
Balance at end of period(1)	$133	$212
(1)    Amounts outstanding from third parties reported in Accounts receivable in the Consolidated Condensed Balance Sheets.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Inventory

	As of
	January 31, 2025	October 31, 2024
	In millions
Finished goods	$4,554	$4,338
Purchased parts and fabricated assemblies	3,889	3,382
	$8,443	$7,720

Other Current Assets

	As of
	January 31, 2025	October 31, 2024
	In millions
Supplier and other receivables	$1,792	$2,180
Prepaid and other current assets	1,596	1,462
Value-added taxes receivable	921	1,028
	$4,309	$4,670

Property, Plant and Equipment, Net

	As of
	January 31, 2025	October 31, 2024
	In millions
Land, buildings and leasehold improvements	$2,518	$2,527
Machinery and equipment, including equipment held for lease	5,534	5,465
	8,052	7,992
Accumulated depreciation	(5,152)	(5,078)
	$2,900	$2,914

Other Non-Current Assets

	As of
	January 31, 2025	October 31, 2024
	In millions
Deferred tax assets	$3,283	$3,311
Intangible assets	1,252	1,319
Right-of-use assets	1,158	1,165
Deposits and prepaid	301	322
Prepaid pension and post-retirement benefit assets	374	362
Other	1,229	1,129
	$7,597	$7,608

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Other Current Liabilities

	As of
	January 31, 2025	October 31, 2024
	In millions
Sales and marketing programs	$2,900	$3,060
Deferred revenue	1,452	1,446
Other accrued taxes	1,058	1,233
Employee compensation and benefit	642	970
Warranty	457	486
Operating lease liabilities	431	443
Tax liability	281	291
Other	2,312	2,449
	$9,533	$10,378

Other Non-Current Liabilities

	As of
	January 31, 2025	October 31, 2024
	In millions
Deferred revenue	$1,519	$1,487
Tax liability	873	839
Operating lease liabilities	781	787
Pension, post-retirement, and post-employment liabilities	588	607
Deferred tax liability	49	31
Other	485	531
	$4,295	$4,282

Interest and Other, Net

	Three months ended January 31
	2025	2024
	In millions
Interest expense on borrowings	$(104)	$(116)
Factoring costs	(37)	(40)
Non-operating retirement-related credits	6	4
Other, net	(6)	10
	$(141)	$(142)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Net Revenue by Region

	Three months ended January 31
	2025	2024
	In millions
Americas	$5,519	$5,408
Europe, Middle East and Africa	4,754	4,668
Asia-Pacific and Japan	3,231	3,109
Total net revenue	$13,504	$13,185
Value of Remaining Performance Obligations
As of January 31, 2025, the estimated value of transaction price allocated to remaining performance obligations was $3.9 billion. HP expects to recognize approximately $1.7 billion of the unearned amount in next 12 months and $2.2 billion thereafter.
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
Contract Liabilities
As of January 31, 2025 and October 31, 2024, HP’s contract liabilities balances were $3.0 billion and $2.9 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Consolidated Condensed Balance Sheets.
The increase in the contract liabilities balance for the three months ended January 31, 2025, was primarily driven by sales of fixed-price support and maintenance services, partially offset by $0.5 billion of revenue recognized that was included in the contract liabilities balance as of October 31, 2024.
Supplier Finance Programs
HP facilitates voluntary supplier finance programs to provide certain suppliers the opportunity to sell their right to HP’s payment obligations to participating financial institutions. Under these programs, HP agrees to pay the participating financial institutions the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Participation by suppliers in these programs have no impact on the payment terms and amounts due from HP. HP does not have an economic interest in a supplier's participation in the program and is not a party to the agreement between the supplier and the financial institutions. In connection with these programs, HP does not pledge assets or other forms of guarantees as security for the committed payment to the participating financial institutions. For certain programs, HP pays a monthly service fee to a third-party administrator that provides the supplier finance platform and related support. HP and the participating financial institutions may terminate the agreement upon at least 30 days notice. As of January 31, 2025 and October 31, 2024, HP had $8.7 billion and $7.8 billion respectively, in obligations outstanding (i.e., unpaid invoices) that were confirmed as valid under the supplier finance programs. Of the amounts confirmed as valid under the program and outstanding, the amounts owed to participating financial institutions were $0.8 billion and $0.9 billion as of January 31, 2025 and October 31, 2024, respectively. These obligations are included within the Accounts payable line item of HP’s Consolidated Condensed Balance Sheets.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
    The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2025				As of October 31, 2024
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Time deposits	$—	$1,011	$—	$1,011	$—	$1,012	$—	$1,012
Government debt(1)	426	—	—	426	1,332	—	—	1,332
Available-for-Sale Investments:
Financial institution instruments	—	3	—	3	—	3	—	3
Marketable securities and mutual funds(2)	58	124	—	182	54	130	—	184
Derivative Instruments:
Interest rate contracts	—	11	—	11	—	4	—	4
Foreign currency contracts	—	451	—	451	—	225	—	225
Other derivatives	—	2	—	2	—	—	—	—
Total assets	$484	$1,602	$—	$2,086	$1,386	$1,374	$—	$2,760
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$14	$—	$14	$—	$22	$—	$22
Foreign currency contracts	—	122	—	122	—	158	—	158
Other derivatives	—	—	—	—	—	2	—	2
Total liabilities	$—	$136	$—	$136	$—	$182	$—	$182
(1)    Government debt includes instruments such as U.S. treasury notes, U.S. agency securities and non-U.S. government bonds. Money market funds invested in government debt and traded in active markets are included in Level 1.
(2)    As of January 31, 2025 and October 31, 2024, $74 million and $78 million, respectively, of debt securities were restricted to fund benefits received by qualifying employees under a sponsored defined benefit plan.

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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $9.4 billion as compared to its carrying amount of $9.7 billion at January 31, 2025. The fair value of HP’s short- and long-term debt was $9.4 billion as compared to its carrying value of $9.7 billion at October 31, 2024. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of January 31, 2025				As of October 31, 2024
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$1,011	$—	$—	$1,011	$1,012	$—	$—	$1,012
Government debt	426	—	—	426	1,332	—	—	1,332
Total cash equivalents	1,437	—	—	1,437	2,344	—	—	2,344
Available-for-Sale Investments:
Financial institution instruments	3	—	—	3	3	—	—	3
Marketable securities and mutual funds(1)	113	69	—	182	115	69	—	184
Total available-for-sale investments	116	69	—	185	118	69	—	187
Total cash equivalents and available-for-sale investments	$1,553	$69	$—	$1,622	$2,462	$69	$—	$2,531
(1)    As of January 31, 2025 and October 31, 2024, $74 million and $78 million, respectively, of debt securities were restricted to fund benefits received by qualifying employees under a sponsored defined benefit plan.
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of January 31, 2025 and October 31, 2024, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of January 31, 2025
	Amortized Cost	Fair Value
	In millions
Due in one year	$18	$18
Due in one to five years	59	59
	$77	$77
Non-marketable equity securities in privately held companies are included in Other current and non-current assets in the Consolidated Condensed Balance Sheets. These amounted to $109 million and $107 million as of January 31, 2025 and October 31, 2024, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded for the three months ended January 31, 2025.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when the net fair value of financial instruments fluctuates from contractually established thresholds. The Company includes gross collateral posted and received in other current assets and other current liabilities in the Consolidated Condensed Balance Sheets, respectively. The fair value of derivatives with credit contingent features in a net liability position was $35 million and $59 million as of January 31, 2025 and as of October 31, 2024, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of January 31, 2025 and October 31, 2024.
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
During the three months ended January 31, 2025 and 2024, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

	As of January 31, 2025					As of October 31, 2024
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$—	$14	$—	$750	$—	$—	$11	$10
Cash flow hedges:
Foreign currency contracts	15,625	355	88	82	23	14,563	169	36	117	34
Interest rate contracts	500	—	11	—	—	500	—	4	—	1
Total derivatives designated as hedging instruments	16,875	355	99	96	23	15,813	169	40	128	45
Derivatives not designated as hedging instruments
Foreign currency contracts	4,235	8	—	17	—	4,284	20	—	7	—
Other derivatives	170	2	—	—	—	156	—	—	2	—
Total derivatives not designated as hedging instruments	4,405	10	—	17	—	4,440	20	—	9	—
Total derivatives	$21,280	$365	$99	$113	$23	$20,253	$189	$40	$137	$45
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of January 31, 2025 and October 31, 2024, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Condensed Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
As of January 31, 2025
Derivative assets	$464	$—	$464	$98	$337	(1)	$29
Derivative liabilities	$136	$—	$136	$98	$35	(2)	$3
As of October 31, 2024
Derivative assets	$229	$—	$229	$113	$88	(1)	$28
Derivative liabilities	$182	$—	$182	$113	$61	(2)	$8
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
Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship were as follows:

Derivative Instrument	Hedged Item	Location	Year	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Three months ended January 31
Interest rate contract	Fixed-rate debt	Interest and other, net	2025	$(141)	$7	$(7)
			2024	$(142)	$15	$(15)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive (loss) income was as follows:

	Three months ended January 31
	2025	2024
	In millions
Gain/(loss) recognized in Accumulated other comprehensive (loss) income on derivatives:
Foreign currency contracts	$324	$(162)
Interest rate contracts	8	—
Total	$332	$(162)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Gain/(loss) reclassified from Accumulated other comprehensive (loss) income into earnings
	Three months ended January 31
	2025	2024
	In millions
Products net revenue	$67	$199
Cost of products net revenue	(27)	(40)
Operating expenses	—	(3)
Interest and other, net	3	3
Total	$43	$159
As of January 31, 2025, HP expects to reclassify an estimated accumulated other comprehensive gain of $209 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive (loss) income based on the change of market rate, and therefore could have different impact on earnings.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Condensed Statements of Earnings as follows:

	Gain/(loss) recognized in earnings on derivative instrument
	Three months ended January 31
	2025	2024
	In millions
Foreign currency contracts	$(3)	$1
Other derivatives	4	4
Total	$1	$5

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of January 31, 2025		As of October 31, 2024
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Current portion of long-term debt	$1,363	5.0%	$1,358	5.0%
Notes payable to banks, lines of credit and other	55	—%	48	—%
Total notes payable and short-term borrowings	$1,418		$1,406

Long-Term Debt

	As of
	January 31, 2025	October 31, 2024
	In millions
U.S. Dollar Global Notes(1)
$1,200 issued at discount to par at a price of 99.863% at 6.00%, due September 2041	$1,199	$1,199
$1,150 issued at discount to par at a price of 99.769% at 2.20%, due June 2025	1,150	1,150
$1,000 issued at discount to par at a price of 99.718% at 3.00%, due June 2027	999	999
$850 issued at discount to par at a price of 99.790% at 3.40%, due June 2030	503	503
$1,000 issued at discount to par at a price of 99.808% at 1.45%, due June 2026	521	521
$1,000 issued at discount to par at a price of 99.573% at 2.65%, due June 2031(2)	997	997
$1,000 issued at discount to par at a price of 99.767% at 4.00%, due April 2029	999	999
$1,000 issued at discount to par at a price of 99.966% at 4.20%, due April 2032	676	676
$900 issued at discount to par at a price of 99.841% at 4.75%, due January 2028	899	899
$1,100 issued at discount to par at a price of 99.725% at 5.50%, due January 2033	1,098	1,098
$500 issued at par at a price of 100% at 4.75%, due March 2029	3	3
	9,044	9,044
Other borrowings at 1.46%-7.98%, due in fiscal years 2025-2031	650	645
Fair value adjustment related to hedged debt	(14)	(21)
Unamortized debt issuance cost	(44)	(47)
Current portion of long-term debt	(1,363)	(1,358)
Total long-term debt	$8,273	$8,263
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
Commercial Paper
As of January 31, 2025, HP maintained a U.S. commercial paper program for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. The principal amount outstanding under this program and certain short-term borrowings at any time cannot exceed a $6.0 billion authorization by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Credit Facility
As of January 31, 2025, HP maintained a $5.0 billion 5-year sustainability-linked senior unsecured committed revolving credit facility, which HP entered into on August 1, 2024. Commitments under the revolving credit facility will be available until August 1, 2029. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
As of January 31, 2025, HP was in compliance with the covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of January 31, 2025, HP had available borrowing resources of $1.0 billion from uncommitted lines of credit in addition to funds available under the revolving credit facility.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three months ended January 31, 2025, HP executed share repurchases of 2.7 million shares and settled total shares for $0.1 billion. Share repurchases executed during the three months ended January 31, 2025 included 0.2 million shares settled in February 2025. During the three months ended January 31, 2024, HP executed share repurchases of 17.1 million shares and settled total shares for $0.5 billion.
The shares repurchased during the three months ended January 31, 2025 and 2024 were all open market repurchase transactions. As of January 31, 2025, HP had approximately $9.2 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Changes and reclassifications related to Accumulated Other Comprehensive Loss, net of taxes

	Three months ended January 31
	2025	2024
	In millions
Other comprehensive (loss) income, net of taxes:
Unrealized components of available-for-sale debt securities
Balance at the beginning of period	$14	$7
Unrealized gains arising during the period	4	4
Unrealized components of available-for-sale debt securities, net of taxes	4	4
Balance at the end of period	$18	$11

Unrealized components of cash flow hedges
Balance at the beginning of period	$47	$230
Unrealized gains (losses) arising during the period	332	(162)
Gains reclassified into earnings	(43)	(159)
Tax effects on change in unrealized components of cash flow hedges	(54)	68
Unrealized components of cash flow hedges, net of taxes	235	(253)
Balance at the end of period	$282	$(23)

Unrealized components of defined benefit plans
Balance at the beginning of period	$(496)	$(437)
Unrealized gains (losses) arising during the period	1	(10)
Amortization of actuarial loss and prior service benefit(1)	5	2
Curtailments, settlements and other	(1)	—
Tax effects on change in unrealized components of defined benefit plans	(1)	2
Unrealized components of defined benefit plans, net of taxes	4	(6)
Balance at the end of period	$(492)	$(443)

Cumulative translation adjustment
Balance at the beginning of period	$1	$(23)
Change in cumulative translation adjustment	(13)	20
Cumulative translation adjustment, net of taxes	(13)	20
Balance at the end of period	$(12)	$(3)

Other comprehensive income (loss)	$230	$(235)
Accumulated other comprehensive loss	$(204)	$(458)
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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended January 31
	2025	2024
	In millions, except per share amounts
Numerator:
Net earnings	$565	$622
Denominator:
Weighted-average shares used to compute basic net EPS	948	995
Dilutive effect of employee stock plans	9	7
Weighted-average shares used to compute diluted net EPS	957	1,002
Net earnings per share:
Basic	$0.60	$0.63
Diluted	$0.59	$0.62
Anti-dilutive weighted-average stock-based compensation awards(1)	4	6
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

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of January 31, 2025, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement entered into with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
HP India filed appeals of the Commissioner’s orders before the Customs, Excise and Service Tax Appellate Tribunal (the “Customs Tribunal”) along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. On February 7, 2014, the Customs Tribunal granted HP India’s application for extension of the stay of deposit until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner’s orders and rejected HP India’s request to remand the matter to the Commissioner on procedural grounds. The Customs Tribunal cancelled hearings to reconvene in 2015, 2016 and January 2019. On January 20, 2021, the Customs Tribunal held a virtual hearing during which the judge allowed HP’s application for a physical hearing on the merits as soon as practicable, which will be scheduled when physical hearings resume at court. In unrelated, third-party proceedings, the Supreme Court of India has resolved certain jurisdictional questions to the authority of the Directorate of Revenue Intelligence, issues which HP also raised in its appeal to the Customs Tribunal. In late 2024, those jurisdictional questions were resolved. A hearing on the merits of HP’s appeal before the Customs Tribunal has been scheduled before the Customs Tribunal for April 21-25, 2025. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has agreed to indemnify HP in part, based on the extent to which any liability arises from the products and spare parts of Hewlett Packard Enterprise’s businesses.
Media Content Protection LLC Patent Litigation (formerly Philips Patent Litigation). In September 2020, Koninklijke Philips N.V. and Philips North America LLC (collectively, “Philips”) filed a complaint against HP for patent infringement in federal court for the District of Delaware and filed a companion complaint with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act against HP and 8 other sets of respondents. Both complaints allege that certain digital video-capable devices and components thereof infringe four of Philips’ patents. In October 2020, the ITC instituted an investigation, and Philips later withdrew two of the four patents. On March 23, 2022, the ITC rendered a final determination that no violation of Section 337 has occurred. Philips did not appeal and elected to resume litigation with its case in federal court. Philips seeks unspecified damages and an injunction against HP, and the prior stay has been lifted. On August 10, 2023, HP filed a motion for summary judgment of indefiniteness for all asserted claims. On July 1, 2024, the district court denied the motion without prejudice to renew. Philips conveyed the patents asserted in the district court action to Media Content Protection LLC (“MCP”), and MCP was substituted as plaintiff in place of Philips.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

York County on behalf of the County of York Retirement Fund v. HP Inc., et al., and related proceedings. On November 5, 2020, York County, on behalf of the County of York Retirement Fund, filed a putative class action complaint against HP, Dion Weisler, and Catherine Lesjak in federal court in the Northern District of California. The court appointed Maryland Electrical Industry Pension Fund as Lead Plaintiff. Lead Plaintiff filed a consolidated complaint, which additionally names as defendants Enrique Lores and Richard Bailey. The complaint alleges, among other things, that from November 5, 2015 to June 21, 2016, HP and the named current and former officers violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business (“Securities Class Action”). Plaintiffs seek compensatory damages and other relief. HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On March 3, 2022, the court granted the motion to dismiss with prejudice. Plaintiffs appealed the decision. On April 11, 2023, the appellate court reversed the district court’s decision and remanded the case to the district court for further proceedings consistent with the appellate opinion, including consideration of HP’s other arguments for dismissal. On July 21, 2023, HP and the named officers filed a renewed motion to dismiss. On March 27, 2024, the district court issued an order granting in part and denying in part the motion to dismiss. On August 8, 2024, the Court of Appeals for the Ninth Circuit granted HP’s petition for permission to appeal. On October 28, 2024, HP filed its appeal, which is awaiting appellate court oral argument that has not yet been scheduled. On May 17, 2021, stockholder Scott Franklin filed a derivative complaint against certain current and former officers and directors in federal court in the District of Delaware. Plaintiff purports to bring the action on behalf of HP, which he has named as a nominal defendant, and he makes substantially the same factual allegations as in the York County securities complaint, bringing claims for breach of fiduciary duty and violations of securities laws. The derivative plaintiff seeks compensatory damages, governance reforms, and other relief. By court order following stipulations by the parties, the case was transferred to the Northern District of California, and the case was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. On January 13, 2022, stockholder Gerald Lovoi filed a derivative complaint in federal court in the Northern District of California against the same current and former officers and directors named in the Franklin action. The complaint alleges the same basic claims based on the same alleged conduct as the Franklin action and seeks similar relief. By stipulation of the parties, the Lovoi action was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. On May 31, 2024, the court adopted a stipulation in which the derivative plaintiffs and defendants agreed to consolidate the derivative proceedings, close the Lovoi action, and extend the current stay through summary judgment in the Securities Class Action.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Legal Proceedings re Authentication of Supplies. Since 2016, HP has from time to time been named in civil litigation, or been the subject of government investigations, involving supplies authentication protocols used in certain HP printers in multiple geographies, including but not limited to the United States, Italy, Israel, the Netherlands, Australia and New Zealand. The supplies authentication protocols are often referred to as Dynamic Security. The core allegations in these proceedings claim misleading or inadequate consumer notifications and permissions pertaining to the use of Dynamic Security, the installation of firmware updates, or the potential inability of cartridges with clone chips or circuitry to work in HP printers with Dynamic Security. Plaintiffs base or have based their claims on various legal theories, including but not limited to unfair competition, computer trespass, and similar statutory claims. Among other relief, Plaintiffs have sought or seek money damages and in certain cases have or may seek injunctive relief against the use or operation of Dynamic Security or relief requiring interoperability. If HP is not successful in its defense of these cases or investigations, it could be subject to damages, penalties, significant settlement demands, or injunctive relief that may be costly or may disrupt operations. Certain of these proceedings in the United States, Italy, the Netherlands, Israel, Australia and New Zealand have been resolved, have concluded, or have concluded subject only to HP’s pending appeal. Digital Revolution B.V. (trading as 123Inkt) filed civil litigation, including competition claims, against HP Nederlands B.V., et al. (Netherlands) in March 2020. HP substantially prevailed before the trial court, and both parties appealed. On November 19, 2024, the court of appeal issued a decision rejecting competition claims against HP and providing that use of Dynamic Security by HP is not unlawful. On February 18, 2025, Digital Revolution filed a cassation appeal against the decision before the Dutch Supreme Court. In addition, two putative class actions have been filed against HP, one in federal court in California, in December 2020, and one in federal court in Illinois, in January 2024, arising out of the use of Dynamic Security firmware updates in HP printers. Plaintiffs in these cases seek compensatory damages, restitution, injunctive relief against alleged unfair and anticompetitive business practices, and other relief. In the December 2020 case, the parties have finalized a settlement agreement, which the court preliminarily approved on December 10, 2024. The court has presently set a hearing for March 18, 2025 to consider final approval of the settlement. The January 2024 case is in its early stages.
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
Litigation with Wilus Institute of Standards and Technology, Inc. and Sisvel International S.A. Since September 13, 2024, Wilus Institute of Standards and Technology, Inc. (“Wilus”) has filed three patent infringement lawsuits against HP in the Eastern District of Texas seeking monetary damages, injunctions and other relief. The complaints allege that HP products that are compliant with the Wi-Fi 6 (801.11.ax) standard infringe patents owned by Wilus. Wilus is a member of the Wi-Fi 6 patent pool administered by Sisvel International S.A. (“Sisvel”), and the patents at issue in the lawsuits are in the Sisvel Wi-Fi 6 patent pool. In December 2024, HP answered the complaints and filed counterclaims against Wilus and Sisvel, alleging that Wilus and Sisvel violated their obligations to license standard-essential patents on fair, reasonable and non-discrimination (“FRAND”) terms, and seeking a court determination of the proper FRAND rate.
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
HP’s aggregate product warranty liabilities and changes were as follows:

Three months ended January 31, 2025
In millions
Balance at beginning of period	$550
Accruals for warranties issued	158
Adjustments related to pre-existing warranties (including changes in estimates)	(4)
Settlements made (in cash or in kind)	(188)
Balance at end of period	$516

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
We are focused on growing our AI PC, advanced compute solutions, hybrid systems, workforce solutions, consumer subscriptions, industrial graphics and our 3D and personalization businesses collectively at a rate faster than our core business with accretive margins in the longer term. We believe our ability to innovate will help us gain momentum in growth areas like AI PC, advanced compute solutions and hybrid systems, and we see significant opportunities to drive greater recurring revenues across Personal Systems and Printing. Our Workforce Solutions organization drives integration across our commercial services, software and security portfolio. We continue to build on strong portfolios like Instant Ink to grow our Consumer Subscription business. In Industrial Graphics, we are driving the shift from analog to digital in segments like labels and packaging. In 3D and Personalization, we are creating end-to-end solutions that we believe can capture more value with our differentiated technology.
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
Macroeconomic Environment
Our business and financial performance depend significantly on worldwide economic conditions. We face global macroeconomic challenges such as ongoing geopolitical conflicts (including the military conflict in Ukraine, continued instability in the Middle East, and tensions in the Taiwan Strait and South China Sea), uncertainty in the markets, volatility in exchange rates, inflationary trends and evolving dynamics in the global trade environment. We also experience seasonality in the sale of our products and services which may be affected by general economic conditions.
In February 2025, new, substantial tariffs have been imposed on imports to the United States from China and we have taken actions to mitigate the effects of these tariffs. Other substantial tariffs on imports to the United States from certain countries and regions, including Canada, Mexico and the European Union, have been proposed and we are focused on continuing to evaluate and implement further mitigating actions, including potential supply chain resiliency movements, cost and pricing measures, if needed, as the tariff environment evolves. Should these or other proposed or incremental tariffs, including potential retaliatory actions imposed by other countries, be implemented and sustained for an extended period of time, as proposed, enacted or otherwise, they may have a significant adverse impact to our results of operations and cash flows to the extent our efforts do not fully mitigate the effects of such tariffs.
We are also exposed to fluctuations in foreign currency exchange rates. We have a large global presence, with approximately 65% of our net revenue from outside the United States. For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
Transformation Update
In November 2022, we announced our Future Ready Plan (the “Fiscal 2023 Plan” or “Future Ready”) to become a more digitally enabled company, focus investments on key growth opportunities and simplify our operating model. The Fiscal 2023 Plan, as amended on February 27, 2025, is expected to run through end of fiscal year 2025. The three key elements of our Fiscal 2023 Plan are digital transformation, portfolio optimization, and operational efficiency. We are on track to achieve our overall program savings.
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
See “Risk Factors—Strategic and Operational Risks—We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. For more information on our Fiscal 2023 Plan, see Note 3, “Restructuring and Other Charges,” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

CRITICAL ACCOUNTING ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management believes that there have been no significant changes during the three months ended January 31, 2025 to the items that we disclosed as our critical accounting estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

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

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2025		2024
	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue:
Products	$12,695	94.0%	$12,419	94.2%
Services	809	6.0%	766	5.8%
Total net revenue	13,504	100.0%	13,185	100.0%
Cost of net revenue:
Products(1)	10,194	80.3%	9,871	79.5%
Services(2)	470	58.1%	426	55.6%
Total cost of net revenue	10,664	79.0%	10,297	78.1%
Gross profit	2,840	21.0%	2,888	21.9%
Research and development	397	2.9%	399	3.0%
Selling, general and administrative	1,459	10.8%	1,383	10.5%
Restructuring and other charges	70	0.5%	63	0.5%
Acquisition and divestiture charges	6	—%	27	0.2%
Amortization of intangible assets	63	0.5%	81	0.6%
Total operating expenses	1,995	14.7%	1,953	14.8%
Earnings from operations	845	6.3%	935	7.1%
Interest and other, net	(141)	(1.1)%	(142)	(1.1)%
Earnings before taxes	704	5.2%	793	6.0%
Provision for taxes	(139)	(1.0)%	(171)	(1.3)%
Net earnings	$565	4.2%	$622	4.7%

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
For the three months ended January 31, 2025, net revenue increased 2.4% (increased 3.3% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 1.7% to $4.4 billion, and net revenue from international operations increased 2.8% to $9.1 billion. The increase in net revenue was driven by products net revenue due to Commercial PS and disciplined pricing as well as services net revenue due to support services on hardware devices, partially offset by unfavorable currency impacts.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.

Gross Margin
For the three months ended January 31, 2025, gross margin decreased by 0.9 percentage points primarily driven by products gross margin due to higher commodity costs and unfavorable currency impacts, partially offset by disciplined cost management including Future Ready transformation savings. Services gross margin decreased due to unfavorable mix shifts.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense for the three months ended January 31, 2025 primarily relates to investments in innovation and people and remained flat.
Selling, General and Administrative (“SG&A”)
SG&A expense increased 5.5% for the three months ended January 31, 2025 primarily due to increased investment in people, partially offset by disciplined cost management including Future Ready transformation savings.
Restructuring and Other Charges
Restructuring and other charges for the three months ended January 31, 2025 primarily relate to the Fiscal 2023 Plan. For more information, see Note 3, “Restructuring and other charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Acquisition and Divestiture Charges
Acquisition and divestiture charges primarily include direct third-party professional and legal fees, integration and divestiture-related costs and non-cash adjustments to the fair value of certain acquired assets, such as inventory. Acquisition and divestiture charges for the three months ended January 31, 2025 decreased by $21 million primarily due to the fiscal year 2022 Poly acquisition and continuing integration progress during the prior period.
Amortization of Intangible Assets
Amortization of intangible assets decreased 22.2% for the three months ended January 31, 2025 primarily due to a portion of intangible assets from prior period acquisitions being fully amortized.
Interest and Other, Net
Interest and other, net expense for the three months ended January 31, 2025 primarily relates to interest expense on debt and factoring costs and remained flat.
Provision for Taxes
Our effective tax rate was 19.7% for the three months ended January 31, 2025, which did not materially differ from the U.S. federal statutory tax rate of 21%.
In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) introduced model rules for a global minimum tax framework known as (“BEPS Pillar Two”). Numerous governments worldwide have enacted or are in the process of enacting legislation to implement this framework. Where applicable, we plan to treat the tax as a period cost. As of January 31, 2025, we do not anticipate a material impact on our effective tax rate or cash tax payments in these jurisdictions for fiscal year 2025. Our assessment for future fiscal years may be influenced by additional legislative guidance and the enactment of further provisions within the BEPS Pillar Two framework.

Segment Information
A description of the products and services for each segment can be found in Note 2, “Segment Information” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Personal Systems

	Three months ended January 31
	2025	2024	% Change
	Dollars in millions
Net revenue	$9,224	$8,809	4.7%
Earnings from operations	$507	$537	(5.6)%
Earnings from operations as a % of net revenue	5.5%	6.1%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue		Weighted Net Revenue Change(1)
	2025	2024
	Dollars in millions		Percentage Points
Commercial PS	$6,645	$6,045	6.8
Consumer PS	2,579	2,764	(2.1)
Total Personal Systems	$9,224	$8,809	4.7
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Three months ended January 31, 2025 compared with three months ended January 31, 2024
Personal Systems net revenue increased 4.7% (increased 5.3% on a constant currency basis) for the three months ended January 31, 2025. The net revenue increase was primarily due to a 6.1% increase in average selling price (“ASPs”), partially offset by a 1.4% decrease in PCs unit volume driven by Consumer PS. The increase in ASPs is primarily due to disciplined pricing and mix shifts towards Commercial PS, partially offset by unfavorable currency impacts.
Commercial PS net revenue increased 9.9% primarily due to a 5.7% increase in units driven by market recovery and a 4.1% increase in ASPs. The increase in ASPs is primarily due to favorable mix shifts towards premium and disciplined pricing, partially offset by unfavorable currency impacts.
Consumer PS net revenue decreased 6.7% primarily due to a 11.0% decrease in units as a result of our strategy to rebalance our portfolio to a more profitable mix, partially offset by 4.7% increase in ASPs. The increase in ASPs was primarily due to disciplined pricing and favorable mix shifts, partially offset by unfavorable currency impacts.
Personal Systems earnings from operations as a percentage of net revenue decreased by 0.6 percentage points. The decrease was driven by a decrease in gross margin while operating expenses as a percentage of revenue remained flat. Gross margin decreased primarily due to higher commodity costs, partially offset by favorable mix shifts towards Commercial PS and cost savings including Future Ready transformation savings.

Printing

	Three months ended January 31
	2025	2024	% Change
	Dollars in millions
Net revenue	$4,269	$4,375	(2.4)%
Earnings from operations	$810	$872	(7.1)%
Earnings from operations as a % of net revenue	19.0%	19.9%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue		Weighted Net Revenue Change(1)
	2025	2024
	Dollars in millions		Percentage Points
Supplies	$2,826	$2,863	(0.8)
Commercial Printing	1,144	1,227	(1.9)
Consumer Printing	299	285	0.3
Total Printing	$4,269	$4,375	(2.4)
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Three months ended January 31, 2025 compared with three months ended January 31, 2024
Printing net revenue decreased 2.4% (decreased 0.9% on a constant currency basis) for the three months ended January 31, 2025. The decrease in net revenue was driven by Commercial Printing as well as net unfavorable currency impacts. Net revenue for Supplies decreased 1.3%, primarily due to decline in the installed base and usage as well as unfavorable currency impacts, partially offset by disciplined pricing. Printer unit volume increased 4.7% primarily driven by Big Tank, partially offset by demand softness, especially in China. Printer hardware ASPs decreased 9.3% due to competitive pricing, unfavorable mix shifts, and unfavorable currency impacts.
Net revenue for Commercial Printing decreased 6.8%, primarily due to a 8.7% decrease in ASPs, while printer unit volumes remained flat. The decrease in ASPs was primarily driven by competitive pricing and unfavorable currency impacts.
Net revenue for Consumer Printing increased 4.9%, primarily due to a 7.3% increase in printer unit volume, specifically Big Tank, partially offset by a 2.4% decrease in ASP’s. The decrease in ASPs was primarily driven by unfavorable currency impacts and mix shifts.
Printing earnings from operations as a percentage of net revenue decreased by 0.9 percentage points, due to a decrease in gross margin while operating expenses as a percentage of revenue remained flat. The decrease in gross margin is primarily due to competitive pricing in Commercial Printing, partially offset by cost savings including Future Ready transformation savings.
Corporate Investments
The loss from operations in Corporate Investments for the three months ended January 31, 2025 was primarily due to expenses associated with our incubation projects and investments in digital enablement.

LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that current cash, cash flow from operating activities, new borrowings, available commercial paper authorization and the credit facility will be sufficient to meet HP’s operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and post-retirement funding requirements, authorized share repurchases and annual dividend payments for the foreseeable future. Additionally, if suitable acquisition opportunities arise, the Company may obtain all or a portion of the required financing through additional borrowings. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 and the market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this report.
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
Liquidity
Our cash, cash equivalents and restricted cash and total debt were as follows:

	As of
	January 31, 2025	October 31, 2024
	In millions
Cash and cash equivalents	$2,880	$3,238
Restricted cash	$14	$15
Total debt	$9,691	$9,669

Our key cash flow metrics were as follows:

	Three months ended January 31
	2025	2024
	In millions
Net cash provided by operating activities	$374	$121
Net cash used in investing activities	(300)	(228)
Net cash used in financing activities	(433)	(708)
Net decrease in cash, cash equivalents and restricted cash	$(359)	$(815)
Operating Activities
Compared to the corresponding period in fiscal year 2024, net cash provided by operating activities increased $0.3 billion for the three months ended January 31, 2025, primarily due to a favorable cash conversion cycle.

Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	January 31, 2025	October 31, 2024	Change	January 31, 2024	October 31, 2023	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	28	33	(5)	26	28	(2)	2
Days of supply in inventory (“DOS”)	72	63	9	61	57	4	11
Days of purchases outstanding in accounts payable (“DPO”)	(139)	(138)	(1)	(116)	(117)	1	(23)
Cash conversion cycle	(39)	(42)	3	(29)	(32)	3	(10)
January 31, 2025 as compared to January 31, 2024
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for credit losses, by a 90-day average net revenue. The increase in DSO was primarily due to extended payment terms and lower factoring.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. The increase in DOS is primarily due to strategic buys in Personal Systems, purchases of finished goods to mitigate potential tariff impacts and higher in-transit shipments.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. The increase in DPO was primarily due to favorable changes in payment terms and incremental strategic buys in Personal Systems.
Investing Activities
Compared to the corresponding period in fiscal year 2024, net cash used in investing activities increased by $0.1 billion for the three months ended January 31, 2025, primarily due to higher investment in property, plant, equipment and purchased intangible assets of $0.1 billion.

Financing Activities
Compared to the corresponding period in fiscal year 2024, net cash used in financing activities decreased by $0.3 billion for the three months ended January 31, 2025, primarily due to a $0.4 billion decrease in share repurchases, partially offset by a $0.1 billion issuance of commercial paper in the prior period.
Share Repurchases and Dividends
During the three months ended January 31, 2025, HP returned $0.4 billion to the shareholders in the form of cash dividends of $0.3 billion and share repurchases of $0.1 billion. As of January 31, 2025, HP had approximately $9.2 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 10, “Stockholders’ Deficit”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Capital Resources
Debt Levels

	As of
	January 31, 2025	October 31, 2024
	Dollars in millions
Short-term debt	$1,418	$1,406
Long-term debt	$8,273	$8,263
Weighted-average interest rate	4.5%	4.5%
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
As of January 31, 2025, we maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility which will be available until August 1, 2029. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
Available Borrowing Resources
As of January 31, 2025, we had available borrowing resources of $1.0 billion from uncommitted lines of credit in addition to funds available under the revolving credit facility.
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

CONTRACTUAL AND OTHER OBLIGATIONS
Retirement and Post-Retirement Benefit Plan Contributions
As of January 31, 2025, we anticipate making contributions for the remainder of fiscal year 2025 of approximately $28.0 million to our non-U.S. pension plans and $23.0 million to cover benefit payments to U.S. non-qualified pension plan participants and $2.0 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.4 billion in fiscal year 2025. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of January 31, 2025, we had approximately $1.1 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these liabilities would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HP, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. Our exposure to market risk has not changed materially since October 31, 2024.

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
Material Weakness
As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024, we identified a material weakness in internal control over financial reporting. The material weakness resulted from undue reliance on information generated from certain software solutions affecting various financial statement line items as well as net revenue without effectively designed information technology (“IT”) general controls specifically around user access and change management and job schedule monitoring IT operations. As of January 31, 2025, the Company has concluded that the previously identified material weakness was not remediated. As a result of the material weakness, the application controls and IT dependent manual controls that rely upon information from affected IT applications were also deemed ineffective.
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
Changes in Internal Control over Financial Reporting
Other than the material weakness described above, there have been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 12, “Litigation and Contingencies” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases that settled during the three months ended January 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
November 2024	2,573	$37.02	2,573	$9,166,702
December 2024	135	$35.20	135	$9,161,940
January 2025	—	$—	—	$9,161,940
Total	2,708		2,708
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On August 27, 2024 HP’s Board of Directors increased HP’s share repurchase authorization to $10.0 billion inclusive of the amount remaining under previously authorized share repurchases. In the three months ended January 31, 2025, we returned $0.1 billion to shareholders through the repurchase of 2.7 million shares on the open market.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. On December 20, 2024, Chip Bergh, our Chair, adopted a written plan for the sale of up to (i) 48,544 shares of our common stock underlying stock options granted under an equity compensation plan and (ii) 36,024 shares of our common stock underlying time-based restricted stock units. The plan is scheduled to commence on March 21, 2025 and is scheduled to expire on February 11, 2026, or on any earlier date on which all of the shares have been sold. On December 26, 2024, Anneliese Olson, our President of Imaging, Printing & Solutions, adopted a written plan for the sale of up to 21,545 shares of our common stock. The plan is scheduled to commence on March 26, 2025 and is scheduled to expire on April 10, 2025, or on any earlier date on which all of the shares have been sold. These plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits.
The Exhibit Index beginning on page 51 of this report sets forth a list of exhibits.

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant’s Restated Certificate of Incorporation.	8-K	001-04423	3.2	April 25, 2024
3(b)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	February 21, 2025
10(a)	Amended Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2022).*†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).†

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
Date: February 27, 2025