Form 10-Q
period 2025-04-30
HP INC
filed 2025-05-29
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP Inc. common stock outstanding as of May 22, 2025 was 939,272,878 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended April 30, 2025
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, they could affect the business and results of operations of HP Inc. and its consolidated subsidiaries (“HP”) which may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings (including the Fiscal 2023 Plan (as defined herein)), net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, demand, performance, market share or competitive performance relating to products or services; any statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; any statements regarding current or future macroeconomic trends or events, including global trade policies, and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims, disputes or other litigation matters; any statements of expectation or belief as to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can also generally be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Risks, uncertainties and assumptions that could affect our business and results of operations include factors relating to HP’s ability to execute on its strategic plans, including the previously announced initiatives, business model changes and transformation; the development and transition of new products and services and the enhancement of existing products and services to meet evolving customer needs and respond to emerging technological trends, including artificial intelligence; the use of artificial intelligence; the impact of macroeconomic and geopolitical trends, changes and events, including global trade policies, the ongoing military conflict in Ukraine, continued instability in the Middle East or tensions in the Taiwan Strait and South China Sea and the regional and global ramifications of these events; volatility in global capital markets and foreign currency, increases in benchmark interest rates, the effects of inflation and instability of financial institutions; risks associated with HP’s international operations and the effects of business disruption events, including those resulting from climate change; the need to manage (and reliance on) third-party suppliers, including with respect to supply constraints and component shortages, and the need to manage HP’s global, multi-tier distribution network and potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; the execution and performance of contracts by HP and its suppliers, customers, clients and partners, including logistical challenges with respect to such execution and performance; the competitive pressures faced by HP’s businesses; the impact of third-party claims of IP infringement; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution, reseller and customer landscape; successfully competing and maintaining the value proposition of HP’s products, including supplies and services; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products or our uneven sales cycle; the hiring and retention of key employees; the results of our restructuring plans (including the Fiscal 2023 Plan), including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of our restructuring plans; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; disruptions in operations from system security risks, data protection breaches, or cyberattacks; HP’s ability to maintain its credit rating, satisfy its debt obligations and complete any contemplated share repurchases, other capital return programs or other strategic transactions; changes in estimates and assumptions HP makes in connection with the preparation of its financial statements; the impact of changes to federal, state, local and foreign laws and regulations, including environmental regulations and tax laws; integration and other risks associated with business combination and investment transactions; our aspirations related to environmental, social and governance matters; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; the effectiveness of our internal control over financial reporting; and other risks that are described herein, as well as the risks discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). HP’s Fiscal 2023 Plan includes HP's efforts to take advantage of future growth opportunities, including but not limited to, investments to drive growth, investments in our people, improving product mix, driving structural cost savings and other productivity measures. Structural cost savings represent gross reductions in costs driven by operational efficiency, digital transformation, and portfolio optimization. These initiatives include but are not limited to workforce reductions, platform simplification, programs consolidation and productivity measures undertaken by HP, which HP expects to be sustainable in the longer-term. These structural cost savings are net of any new recurring costs resulting from these initiatives and exclude one-time investments to generate such savings. HP’s expectations on the longer-term sustainability of such structural cost savings are based on its current business operations and market dynamics and could be significantly impacted by various factors, including but not limited to HP’s evolving business models, future investment decisions, market environment and technology landscape. The forward-looking statements in this report are made as of the date of this filing and HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended April 30		Six months ended April 30
	2025	2024	2025	2024
	In millions, except per share amounts
Net revenue:
Products	$12,423	$12,043	$25,118	$24,462
Services	797	757	1,606	1,523
Total net revenue	13,220	12,800	26,724	25,985
Cost of net revenue:
Products	10,007	9,324	20,201	19,195
Services	474	453	944	879
Total cost of net revenue	10,481	9,777	21,145	20,074
Gross profit	2,739	3,023	5,579	5,911
Research and development	401	436	798	835
Selling, general and administrative	1,480	1,462	2,939	2,845
Restructuring and other charges	122	71	192	134
Acquisition and divestiture charges	17	22	23	49
Amortization of intangible assets	65	80	128	161
Total operating expenses	2,085	2,071	4,080	4,024
Earnings from operations	654	952	1,499	1,887
Interest and other, net	(148)	(155)	(289)	(297)
Earnings before taxes	506	797	1,210	1,590
Provision for taxes	(100)	(190)	(239)	(361)
Net earnings	$406	$607	$971	$1,229

Net earnings per share:
Basic	$0.43	$0.62	$1.02	$1.24
Diluted	$0.42	$0.61	$1.02	$1.23

Weighted-average shares used to compute net earnings per share:
Basic	950	984	949	990
Diluted	956	990	956	996
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive (Loss) Income
(Unaudited)

	Three months ended April 30		Six months ended April 30
	2025	2024	2025	2024
	In millions
Net earnings	$406	$607	$971	$1,229
Other comprehensive (loss) income before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	2	—	6	4

Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(692)	151	(360)	(11)
Gains reclassified into earnings	(148)	(5)	(191)	(164)
	(840)	146	(551)	(175)
Change in unrealized components of defined benefit plans:
Unrealized (losses) gains arising during the period	(2)	23	(1)	13
Amortization of actuarial loss and prior service benefit	5	2	10	4
Curtailments, settlements and other	1	1	—	1
	4	26	9	18

Change in cumulative translation adjustment	30	(6)	17	14
Other comprehensive (loss) income before taxes	(804)	166	(519)	(139)
Benefit from (provision for) taxes	165	(40)	110	30
Other comprehensive (loss) income, net of taxes	(639)	126	(409)	(109)
Comprehensive (loss) income	$(233)	$733	$562	$1,120
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	April 30, 2025	October 31, 2024
	In millions, except par value
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$2,730	$3,253
Accounts receivable, net of allowance for credit losses of $85 and $83, as of April 30, 2025 and October 31, 2024, respectively	4,336	5,117
Inventory	8,175	7,720
Other current assets	4,217	4,670
Total current assets	19,458	20,760
Property, plant and equipment, net	2,951	2,914
Goodwill	8,713	8,627
Other non-current assets	7,677	7,608
Total assets	$38,799	$39,909
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$1,446	$1,406
Accounts payable	15,195	16,903
Other current liabilities	9,915	10,378
Total current liabilities	26,556	28,687
Long-term debt	9,291	8,263
Other non-current liabilities	4,228	4,282
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 942 and 939 shares issued and outstanding as of April 30, 2025 and October 31, 2024, respectively)	9	9
Additional paid-in capital	1,999	1,778
Accumulated deficit	(2,441)	(2,676)
Accumulated other comprehensive loss	(843)	(434)
Total stockholders’ deficit	(1,276)	(1,323)
Total liabilities and stockholders’ deficit	$38,799	$39,909
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six months ended April 30
	2025	2024
	In millions
Cash flows from operating activities:
Net earnings	$971	$1,229
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	402	414
Stock-based compensation expense	332	271
Restructuring and other charges	192	134
Deferred taxes on earnings	(83)	—
Other, net	72	(13)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	851	(106)
Inventory	(472)	(678)
Accounts payable	(1,699)	360
Net investment in leases related to integrated financing	(48)	(81)
Taxes on earnings	(121)	(128)
Restructuring and other	(149)	(144)
Other assets and liabilities	164	(556)
Net cash provided by operating activities	412	702
Cash flows from investing activities:
Investment in property, plant, equipment and purchased intangible	(485)	(277)
Purchases of available-for-sale securities and other investments	(6)	—
Maturities and sales of available-for-sale securities and other investments	14	—
Collateral posted for derivative instruments	(540)	—
Payment made in connection with business acquisitions, net of cash acquired	(116)	—
Net cash used in investing activities	(1,133)	(277)
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	1,158	186
Payment of debt and associated costs	(102)	(102)
Stock-based award activities and others	(118)	(80)
Repurchase of common stock	(200)	(600)
Cash dividends paid	(546)	(544)
Settlement of cash flow hedges	6	—
Net cash provided by (used in) financing activities	198	(1,140)
Decrease in cash, cash equivalents and restricted cash	(523)	(715)
Cash, cash equivalents and restricted cash at beginning of period	3,253	3,232
Cash, cash equivalents and restricted cash at end of period	$2,730	$2,517
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance as of October 31, 2024	938,989	$9	$1,778	$(2,676)	$(434)	$(1,323)
Net earnings	—	—	—	565	—	565
Other comprehensive income, net of taxes	—	—	—	—	230	230
Comprehensive income	—	—	—	—	—	795
Issuance of common stock in connection with employee stock plans and other	8,405	—	(92)	—	—	(92)
Repurchases of common stock (Note 10)	(2,734)	—	(4)	(93)	—	(97)
Cash dividends ($0.58 per common share)	—	—	—	(547)	—	(547)
Stock-based compensation expense	—	—	192	—	—	192
Balance as of January 31, 2025	944,660	$9	$1,874	$(2,751)	$(204)	$(1,072)
Net earnings	—	—	—	406	—	406
Other comprehensive loss, net of taxes	—	—	—	—	(639)	(639)
Comprehensive loss	—	—	—	—	—	(233)
Issuance of common stock in connection with employee stock plans and other	667	—	(9)	—	—	(9)
Repurchases of common stock (Note 10)	(3,118)	—	(6)	(97)	—	(103)
Cash dividends	—	—	—	1	—	1
Stock-based compensation expense	—	—	140	—	—	140
Balance as of April 30, 2025	942,209	$9	$1,999	$(2,441)	$(843)	$(1,276)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance as of October 31, 2023	988,782	$10	$1,505	$(2,361)	$(223)	$(1,069)
Net earnings	—	—	—	622	—	622
Other comprehensive loss, net of taxes	—	—	—	—	(235)	(235)
Comprehensive income	—	—	—	—	—	387
Issuance of common stock in connection with employee stock plans and other	8,677	—	(76)	—	—	(76)
Repurchases of common stock (Note 10)	(17,062)	—	(27)	(487)	—	(514)
Cash dividends ($0.55 per common share)	—	—	—	(545)	—	(545)
Stock-based compensation expense	—	—	177	—	—	177
Balance as of January 31, 2024	980,397	$10	$1,579	$(2,771)	$(458)	$(1,640)
Net earnings	—	—	—	607	—	607
Other comprehensive income, net of taxes	—	—	—	—	126	126
Comprehensive income	—	—	—	—	—	733
Issuance of common stock in connection with employee stock plans and other	584	—	(4)	—	—	(4)
Repurchases of common stock (Note 10)	(3,474)	—	(6)	(93)	—	(99)
Stock-based compensation expense	—	—	94	—	—	94
Balance as of April 30, 2024	977,507	$10	$1,663	$(2,257)	$(332)	$(916)
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
Personal Systems groups its global business capabilities into the following business units when reporting business performance:
•Commercial PS consists of endpoint computing devices and hybrid systems, for use by enterprise, public sector (which includes education), and small- and medium-sized business (“SMB”) customers. These devices include HP’s Pro and Elite commercial PC portfolio, HP’s Z line of workstations, thin clients, retail POS systems, and HP’s Dragonfly and Chromebook PCs. HP offers a range of secure services and solutions to commercial customers to help them manage the lifecycle of their PCs and mobility installed base.
•    Consumer PS consists of devices, accessories and services which are optimized for consumer usage, focusing on gaming, learning and working remotely, consuming multi-media for entertainment, managing personal life activities, sharing information and staying connected, informed, and secure. These devices include HP’s new Omni consumer PC portfolio, the Omen and Victus gaming lines, and HP’s Spectre, Envy, Pavilion and Chromebook PCs.
Printing provides consumer and commercial printer hardware, supplies, services and solutions. Printing is also focused on Graphics and 3D Printing and Personalization in the commercial and industrial markets. HP’s global business capabilities within Printing are described below:
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
HP does not allocate certain operating expenses, which it manages at the corporate level, to its segments. These unallocated amounts include expenses such as certain corporate governance costs and infrastructure investments, stock-based compensation expense, restructuring and other charges, acquisition and divestiture charges, amortization of intangible assets, and certain litigation charges.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Segment operating results and the reconciliation to HP consolidated results were as follows:

	Three months ended April 30		Six months ended April 30
	2025	2024	2025	2024
	In millions
Net revenue:
Commercial PS	$6,786	$6,242	$13,431	$12,287
Consumer PS	2,238	2,184	4,817	4,948
Personal Systems	9,024	8,426	18,248	17,235
Supplies	2,725	2,864	5,551	5,727
Commercial Printing	1,167	1,205	2,311	2,432
Consumer Printing	289	299	588	584
Printing	4,181	4,368	8,450	8,743
Corporate Investments	16	5	27	7
Total segment net revenue	13,221	12,799	26,725	25,985
Other	(1)	1	(1)	—
Total net revenue	$13,220	$12,800	$26,724	$25,985

Earnings before taxes:
Personal Systems	$409	$508	$916	$1,045
Printing	814	829	1,624	1,701
Corporate Investments	(37)	(30)	(64)	(67)
Total segment earnings from operations	1,186	1,307	2,476	2,679
Corporate and unallocated costs and other	(85)	(88)	(199)	(177)
Stock-based compensation expense	(140)	(94)	(332)	(271)
Restructuring and other charges	(122)	(71)	(192)	(134)
Acquisition and divestiture charges	(17)	(22)	(23)	(49)
Amortization of intangible assets	(65)	(80)	(128)	(161)
Certain litigation charges	(103)	—	(103)	—
Interest and other, net	(148)	(155)	(289)	(297)
Total earnings before taxes	$506	$797	$1,210	$1,590

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities summarized by plan were as follows:

	Fiscal 2023 Plan
	Severance and EER	Non-labor	Other prior-year plans(1)	Total
	In millions
Accrued balance as of October 31, 2024	$120	$11	$7	$138
Charges	141	20	—	161
Cash payments	(110)	(6)	(2)	(118)
Non-cash and other adjustments	1	(16)	—	(15)
Accrued balance as of April 30, 2025	$152	$9	$5	$166
Total costs incurred to date as of April 30, 2025	$748	$77	$878	$1,703

Reflected in the Consolidated Condensed Balance Sheets
Other current liabilities	$152	$3	$5	$160
Other non-current liabilities	$—	$6	$—	$6

Accrued balance as of October 31, 2023	$88	$18	$2	$108
Charges	93	6	3	102
Cash payments	(100)	(9)	(3)	(112)
Non-cash and other adjustments	2	(2)	(2)	(2)
Accrued balance as of April 30, 2024	$83	$13	$—	$96
HP’s restructuring charges for the three months ended April 30, 2025 summarized by the plans outlined below were as follows:

	Fiscal 2023 Plan
	Severance and EER	Non-labor	Other prior-year plans (1)	Total
	In millions

For the three months ended April 30, 2025	$97	$8	$—	$105
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
On February 27, 2025, HP approved an amendment to the Fiscal 2023 Plan increasing its expected gross workforce reductions of 7,000 employees by approximately 1,000 to 2,000 employees. The changes to the workforce will vary by country, based on local legal requirements and consultations with employee works councils and other employee representatives, as appropriate. The Company anticipates incurring an additional $150 million in restructuring and other charges primarily related to labor costs in connection with the plan amendment.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Other Charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts and transformation program management costs, and are distinct from ongoing operational costs. These costs primarily relate to third-party professional services and other non-recurring costs. For the three and six months ended April 30, 2025, HP incurred $17 million and $31 million of other charges, respectively. For the three and six months ended April 30, 2024, HP incurred $17 million and $32 million of other charges, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2025	2024	2025	2024	2025	2024
	In millions
Service cost	$—	$—	$10	$9	$—	$—
Interest cost	53	57	10	11	3	4
Expected return on plan assets	(62)	(62)	(13)	(13)	(3)	(4)
Amortization and deferrals:
Actuarial loss (gain)	8	7	2	—	(5)	(4)
Prior service cost (credit)	—	—	1	1	(1)	(2)
Net periodic benefit (credit) cost	(1)	2	10	8	(6)	(6)
Settlement loss	—	—	1	1	—	—
Total periodic benefit (credit) cost	$(1)	$2	$11	$9	$(6)	$(6)

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2025	2024	2025	2024	2025	2024
	In millions
Service cost	$—	$—	$19	$18	$—	$—
Interest cost	106	114	20	23	7	8
Expected return on plan assets	(121)	(123)	(27)	(26)	(7)	(8)
Amortization and deferrals:
Actuarial loss (gain)	15	14	4	—	(9)	(8)
Prior service cost (credit)	—	—	3	3	(3)	(5)
Net periodic benefit cost (credit)	$—	$5	$19	$18	$(12)	$(13)
Settlement loss	—	—	1	1	—	—
Total periodic benefit cost (credit)	$—	$5	$20	$19	$(12)	$(13)
Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During the six months ended April 30, 2025, HP contributed $21 million to its non-U.S. pension plans, $13 million to cover benefit payments to U.S. non-qualified plan participants and $4 million to cover benefit claims under HP’s post-retirement benefit plans.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was 19.8% and 23.8% for the three months ended April 30, 2025 and 2024, respectively, and 19.8% and 22.7% for the six months ended April 30, 2025 and 2024, respectively.
During the three and six months ended April 30, 2025, HP recorded $40 million and $34 million of net income tax benefits, respectively, related to discrete items in the provision for taxes. The three and six months ended April 30, 2025 included benefits of $19 million related to litigation charges and $24 million and $38 million related to restructuring charges, respectively. For the six months ended April 30, 2025, these benefits were partially offset by $15 million of uncertain tax position charges and $17 million related to changes in tax rates. In addition to the discrete items mentioned above, HP recorded excess tax benefits of $15 million associated with stock options, restricted stock units and performance-adjusted restricted stock units for the six months ended April 30, 2025.
Uncertain Tax Positions
As of April 30, 2025, the amount of gross unrecognized tax benefits was $1.2 billion, of which up to $886 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits increased by $15 million for the six months ended April 30, 2025. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of April 30, 2025 and 2024, HP had accrued $157 million and $119 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by $182 million within the next 12 months, affecting HP’s effective tax rate if realized.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information

Cash, Cash Equivalents and Restricted Cash

	As of
	April 30, 2025	October 31, 2024
	In millions
Cash and cash equivalents	$2,697	$3,238
Restricted cash(1)	33	15
	$2,730	$3,253
(1)    Restricted cash is related to amounts collected and held on behalf of a third party for trade receivables previously sold.
Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

Six months ended April 30, 2025
In millions
Balance at beginning of period	$83
Current-period allowance for credit losses	6
Deductions, net of recoveries	(4)
Balance at end of period	$85
HP utilizes certain third-party arrangements in the normal course of business as part of HPs cash and liquidity management and also to provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of April 30, 2025 and October 31, 2024 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended April 30		Six months ended April 30
	2025	2024	2025	2024
	In millions
Balance at beginning of period(1)	$133	$212	$284	$141
Trade receivables sold	3,125	2,846	6,174	6,145
Cash receipts	(3,056)	(2,873)	(6,247)	(6,106)
Foreign currency and other	15	(4)	6	1
Balance at end of period(1)	$217	$181	$217	$181
(1)    Amounts outstanding from third parties reported in Accounts receivable in the Consolidated Condensed Balance Sheets.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Inventory

	As of
	April 30, 2025	October 31, 2024
	In millions
Finished goods	$4,469	$4,338
Purchased parts and fabricated assemblies	3,706	3,382
	$8,175	$7,720

Other Current Assets

	As of
	April 30, 2025	October 31, 2024
	In millions
Supplier and other receivables	$1,404	$2,180
Prepaid and other current assets	1,840	1,462
Value-added taxes receivable	973	1,028
	$4,217	$4,670

Property, Plant and Equipment, Net

	As of
	April 30, 2025	October 31, 2024
	In millions
Land, buildings and leasehold improvements	$2,560	$2,527
Machinery and equipment, including equipment held for lease	5,746	5,465
	8,306	7,992
Accumulated depreciation	(5,355)	(5,078)
	$2,951	$2,914

Other Non-Current Assets

	As of
	April 30, 2025	October 31, 2024
	In millions
Deferred tax assets	$3,513	$3,311
Intangible assets	1,228	1,319
Right-of-use assets	1,104	1,165
Prepaid pension and post-retirement benefit assets	389	362
Deposits and prepaid	305	322
Other	1,138	1,129
	$7,677	$7,608

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Other Current Liabilities

	As of
	April 30, 2025	October 31, 2024
	In millions
Sales and marketing programs	$2,826	$3,060
Deferred revenue	1,495	1,446
Other accrued taxes	1,141	1,233
Employee compensation and benefits	743	970
Warranty	429	486
Operating lease liabilities	413	443
Tax liability	263	291
Other	2,605	2,449
	$9,915	$10,378

Other Non-Current Liabilities

	As of
	April 30, 2025	October 31, 2024
	In millions
Deferred revenue	$1,544	$1,487
Operating lease liabilities	766	787
Tax liability	755	839
Pension, post-retirement, and post-employment liabilities	597	607
Deferred tax liability	29	31
Other	537	531
	$4,228	$4,282

Interest and Other, Net

	Three months ended April 30		Six months ended April 30
	2025	2024	2025	2024
	In millions
Interest expense on borrowings	$(114)	$(122)	$(218)	$(238)
Factoring costs	(32)	(40)	(69)	(79)
Non-operating retirement-related credits	4	2	10	6
Other, net	(6)	5	(12)	14
	$(148)	$(155)	$(289)	$(297)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Net Revenue by Region

	Three months ended April 30		Six months ended April 30
	2025	2024	2025	2024
	In millions
Americas	$5,793	$5,591	$11,312	$10,999
Europe, Middle East and Africa	4,393	4,373	9,147	9,041
Asia-Pacific and Japan	3,034	2,836	6,265	5,945
Total net revenue	$13,220	$12,800	$26,724	$25,985
Value of Remaining Performance Obligations
As of April 30, 2025, the estimated value of transaction price allocated to remaining performance obligations was $4.0 billion. HP expects to recognize approximately $1.8 billion of the unearned amount in next 12 months and $2.2 billion thereafter.
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
Contract Liabilities
As of April 30, 2025 and October 31, 2024, HP’s contract liabilities balances were $3.0 billion and $2.9 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Consolidated Condensed Balance Sheets.
The increase in the contract liabilities balance for the six months ended April 30, 2025, was primarily driven by sales of fixed-price support and maintenance services, partially offset by $0.9 billion of revenue recognized that was included in the contract liabilities balance as of October 31, 2024.
Supplier Finance Programs
HP facilitates voluntary supplier finance programs to provide certain suppliers the opportunity to sell their right to HP’s payment obligations to participating financial institutions. Under these programs, HP agrees to pay the participating financial institutions the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Participation by suppliers in these programs have no impact on the payment terms and amounts due from HP. HP does not have an economic interest in a supplier's participation in the program and is not a party to the agreement between the supplier and the financial institutions. In connection with these programs, HP does not pledge assets or other forms of guarantees as security for the committed payment to the participating financial institutions. For certain programs, HP pays a monthly service fee to a third-party administrator that provides the supplier finance platform and related support. HP and the participating financial institutions may terminate the agreement upon at least 30 days notice. As of April 30, 2025 and October 31, 2024, HP had $7.7 billion and $7.8 billion respectively, in obligations outstanding (i.e., unpaid invoices) that were confirmed as valid under the supplier finance programs. Of the amounts confirmed as valid under the program and outstanding, the amounts owed to participating financial institutions were $0.6 billion and $0.9 billion as of April 30, 2025 and October 31, 2024, respectively. These obligations are included within the Accounts payable line item of HP’s Consolidated Condensed Balance Sheets.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
    The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2025				As of October 31, 2024
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Time deposits	$—	$1,237	$—	$1,237	$—	$1,012	$—	$1,012
Government debt(1)	721	—	—	721	1,332	—	—	1,332
Available-for-Sale Investments:
Financial institution instruments	—	3	—	3	—	3	—	3
Marketable securities and mutual funds(2)	53	123	—	176	54	130	—	184
Derivative Instruments:
Interest rate contracts	—	—	—	—	—	4	—	4
Foreign currency contracts	—	63	—	63	—	225	—	225
Other derivatives	—	3	—	3	—	—	—	—
Total assets	$774	$1,429	$—	$2,203	$1,386	$1,374	$—	$2,760
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$6	$—	$6	$—	$22	$—	$22
Foreign currency contracts	—	565	—	565	—	158	—	158
Other derivatives	—	—	—	—	—	2	—	2
Total liabilities	$—	$571	$—	$571	$—	$182	$—	$182
(1)    Government debt includes instruments such as U.S. treasury notes, U.S. agency securities and non-U.S. government bonds. Money market funds invested in government debt and traded in active markets are included in Level 1.
(2)    As of April 30, 2025 and October 31, 2024, $69 million and $78 million, respectively, of debt securities were restricted to fund benefits received by qualifying employees under a sponsored defined benefit plan.

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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $10.4 billion as compared to its carrying amount of $10.7 billion as of April 30, 2025. The fair value of HP’s short- and long-term debt was $9.4 billion as compared to its carrying value of $9.7 billion as of October 31, 2024. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of April 30, 2025				As of October 31, 2024
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$1,237	$—	$—	$1,237	$1,012	$—	$—	$1,012
Government debt	721	—	—	721	1,332	—	—	1,332
Total cash equivalents	1,958	—	—	1,958	2,344	—	—	2,344
Available-for-Sale Investments:
Financial institution instruments	3	—	—	3	3	—	—	3
Marketable securities and mutual funds(1)	112	64	—	176	115	69	—	184
Total available-for-sale investments	115	64	—	179	118	69	—	187
Total cash equivalents and available-for-sale investments	$2,073	$64	$—	$2,137	$2,462	$69	$—	$2,531
(1)    As of April 30, 2025 and October 31, 2024, $69 million and $78 million, respectively, of debt securities were restricted to fund benefits received by qualifying employees under a sponsored defined benefit plan.
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of April 30, 2025 and October 31, 2024, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of April 30, 2025
	Amortized Cost	Fair Value
	In millions
Due in one year	$17	$17
Due in one to five years	55	55
	$72	$72
Non-marketable equity securities in privately held companies are included in Other current and non-current assets in the Consolidated Condensed Balance Sheets. These amounted to $100 million and $107 million as of April 30, 2025 and October 31, 2024, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded for the three and six months ended April 30, 2025.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when the net fair value of financial instruments fluctuates from contractually established thresholds. The Company includes gross collateral posted and received in other current assets and other current liabilities in the Consolidated Condensed Balance Sheets, respectively. The fair value of derivatives with credit contingent features in a net liability position was $506 million and $59 million as of April 30, 2025 and as of October 31, 2024, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of April 30, 2025 and October 31, 2024.
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
In April 2025, a series of forward starting swaps and a treasury rate lock totaling $825 million notional amount were settled upon the issuance of the senior unsecured notes resulting in a net gain of $6 million recognized in Accumulated other comprehensive loss. The gain will be reclassified to Interest and other, net over the life of the related debt.
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
During the three and six months ended April 30, 2025 and 2024, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of April 30, 2025					As of October 31, 2024
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$—	$6	$—	$750	$—	$—	$11	$10
Cash flow hedges:
Foreign currency contracts	15,443	40	9	456	91	14,563	169	36	117	34
Interest rate contracts	—	—	—	—	—	500	—	4	—	1
Total derivatives designated as hedging instruments	16,193	40	9	462	91	15,813	169	40	128	45
Derivatives not designated as hedging instruments
Foreign currency contracts	4,571	14	—	18	—	4,284	20	—	7	—
Other derivatives	146	3	—	—	—	156	—	—	2	—
Total derivatives not designated as hedging instruments	4,717	17	—	18	—	4,440	20	—	9	—
Total derivatives	$20,910	$57	$9	$480	$91	$20,253	$189	$40	$137	$45
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of April 30, 2025 and October 31, 2024, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Condensed Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
As of April 30, 2025
Derivative assets	$66	$—	$66	$59	$—	(1)	$7
Derivative liabilities	$571	$—	$571	$59	$535	(2)	$(23)
As of October 31, 2024
Derivative assets	$229	$—	$229	$113	$88	(1)	$28
Derivative liabilities	$182	$—	$182	$113	$61	(2)	$8
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

Derivative Instrument	Hedged Item	Location	Year	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Three months ended April 30
Interest rate contract	Fixed-rate debt	Interest and other, net	2025	$(148)	$8	$(8)
			2024	$(155)	$—	$—
Six months ended April 30
Interest rate contract	Fixed-rate debt	Interest and other, net	2025	$(289)	$15	$(15)
			2024	$(297)	$15	$(15)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive (loss) income was as follows:

	Three months ended April 30		Six months ended April 30
	2025	2024	2025	2024
	In millions
Gain/(loss) recognized in Accumulated other comprehensive (loss) income on derivatives:
Foreign currency contracts	$(687)	$151	$(363)	$(11)
Interest rate contracts	(5)	—	3	—
Total	$(692)	$151	$(360)	$(11)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Gain/(loss) reclassified from Accumulated other comprehensive (loss) income into earnings
	Three months ended April 30		Six months ended April 30
	2025	2024	2025	2024
	In millions
Products net revenue	$167	$39	$234	$238
Cost of products net revenue	(23)	(36)	(50)	(76)
Operating expenses	1	(1)	1	(4)
Interest and other, net	3	3	6	6
Total	$148	$5	$191	$164
As of April 30, 2025, HP expects to reclassify an estimated accumulated other comprehensive loss of $351 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive (loss) income based on the change of market rate, and therefore could have different impacts on earnings.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Condensed Statements of Earnings as follows:

	Gain/(loss) recognized in earnings on derivative instrument
		Three months ended April 30		Six months ended April 30
	Location	2025	2024	2025	2024
		In millions
Foreign currency contracts	Interest and other, net	$(11)	$6	$(14)	$7
Other derivatives	Interest and other, net	1	(6)	5	(2)
Total		$(10)	$—	$(9)	$5

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of April 30, 2025		As of October 31, 2024
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Current portion of long-term debt	$1,392	4.9%	$1,358	5.0%
Notes payable to banks, lines of credit and other	54	—%	48	—%
Total notes payable and short-term borrowings	$1,446		$1,406

Long-Term Debt

	As of
	April 30, 2025	October 31, 2024
	In millions
U.S. Dollar Global Notes(1)
$1,150 issued at discount to par at a price of 99.769% at 2.20%, due June 2025	$1,150	$1,150
$1,000 issued at discount to par at a price of 99.808% at 1.45%, due June 2026	522	521
$1,000 issued at discount to par at a price of 99.718% at 3.00%, due June 2027	999	999
$900 issued at discount to par at a price of 99.841% at 4.75%, due January 2028	899	899
$1,000 issued at discount to par at a price of 99.767% at 4.00%, due April 2029	999	999
$500 issued at discount to par at a price of 99.732% at 5.40%, due April 2030	499	—
$850 issued at discount to par at a price of 99.790% at 3.40%, due June 2030	503	503
$1,000 issued at discount to par at a price of 99.573% at 2.65%, due June 2031	997	997
$1,000 issued at discount to par at a price of 99.966% at 4.20%, due April 2032	676	676
$1,100 issued at discount to par at a price of 99.725% at 5.50%, due January 2033	1,098	1,098
$500 issued at discount to par at a price of 99.778% at 6.10%, due April 2035	499	—
$1,200 issued at discount to par at a price of 99.863% at 6.00%, due September 2041	1,199	1,199
$500 issued at par at a price of 100% at 4.75%, due March 2029	3	3
	10,043	9,044
Other borrowings at 1.45%-7.38%, due in fiscal years 2025-2031	697	645
Fair value adjustment related to hedged debt	(6)	(21)
Unamortized debt issuance cost	(51)	(47)
Current portion of long-term debt	(1,392)	(1,358)
Total long-term debt	$9,291	$8,263
(1)HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.
In April 2025, HP completed its offering of $1.0 billion aggregate principal amount of senior unsecured notes, consisting of $500 million of 5.40% notes due April 2030 and $500 million of 6.10% notes due April 2035. HP incurred issuance costs of $9 million. HP will pay interest semi-annually on each series of the notes on April 25 and October 25, beginning October 25, 2025. In April 2025, a series of forward starting swaps and a treasury rate lock totaling $825 million notional amount were settled to mitigate the treasury rates volatility associated with this debt issuance. HP intends to use the net proceeds from the offering of the notes for general corporate purposes, which may include, without limitation, repayment and refinancing of debt (including the repayment of the Global Notes due June 2025).
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
Commercial Paper

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

As of April 30, 2025, HP maintained a U.S. commercial paper program for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. The principal amount outstanding under this program and certain short-term borrowings at any time cannot exceed a $6.0 billion authorization by HP’s Board of Directors.
Credit Facility
As of April 30, 2025, HP maintained a $5.0 billion 5-year sustainability-linked senior unsecured committed revolving credit facility, which HP entered into on August 1, 2024. Commitments under the revolving credit facility will be available until August 1, 2029. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
As of April 30, 2025, HP was in compliance with the covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of April 30, 2025, HP had available borrowing resources of $1.1 billion from uncommitted lines of credit in addition to funds available under the revolving credit facility.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three and six months ended April 30, 2025, HP executed share repurchases of 3.1 million and 5.8 million shares and settled total shares for $0.1 billion and $0.2 billion, respectively. Share repurchases executed during the three and six months ended April 30, 2025 included 0.3 million shares settled in May 2025. During the three and six months ended April 30, 2024, HP executed share repurchases of 3.5 million and 20.5 million shares and settled total shares for $0.1 billion and $0.6 billion, respectively. Share repurchases executed during the three and six months ended April 30, 2024 included 0.3 million shares settled in May 2024.
The shares repurchased during the six months ended April 30, 2025 and 2024 were all open market repurchase transactions. As of April 30, 2025, HP had approximately $9.1 billion remaining under the share repurchase authorization approved by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Changes and reclassifications related to Accumulated Other Comprehensive Loss, net of taxes

	Three months ended April 30		Six months ended April 30
	2025	2024	2025	2024
	In millions
Other comprehensive (loss) income, net of taxes:
Unrealized components of available-for-sale debt securities
Balance at the beginning of period	$18	$11	$14	$7
Unrealized gains arising during the period	2	—	6	4
Unrealized components of available-for-sale debt securities, net of taxes	2	—	6	4
Balance at the end of period	$20	$11	$20	$11

Unrealized components of cash flow hedges
Balance at the beginning of period	$282	$(23)	$47	$230
Unrealized (losses) gains arising during the period	(692)	151	(360)	(11)
Gains reclassified into earnings	(148)	(5)	(191)	(164)
Tax effects on change in unrealized components of cash flow hedges	165	(34)	111	34
Unrealized components of cash flow hedges, net of taxes	(675)	112	(440)	(141)
Balance at the end of period	$(393)	$89	$(393)	$89

Unrealized components of defined benefit plans
Balance at the beginning of period	$(492)	$(443)	$(496)	$(437)
Unrealized (losses) gains arising during the period	(2)	23	(1)	13
Amortization of actuarial loss and prior service benefit(1)	5	2	10	4
Curtailments, settlements and other	1	1	—	1
Tax effects on change in unrealized components of defined benefit plans	—	(6)	(1)	(4)
Unrealized components of defined benefit plans, net of taxes	4	20	8	14
Balance at the end of period	$(488)	$(423)	$(488)	$(423)

Cumulative translation adjustment
Balance at the beginning of period	$(12)	$(3)	$1	$(23)
Change in cumulative translation adjustment	30	(6)	17	14
Cumulative translation adjustment, net of taxes	30	(6)	17	14
Balance at the end of period	$18	$(9)	$18	$(9)

Other comprehensive (loss) income	$(639)	$126	$(409)	$(109)
Accumulated other comprehensive loss	$(843)	$(332)	$(843)	$(332)
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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended April 30		Six months ended April 30
	2025	2024	2025	2024
	In millions, except per share amounts
Numerator:
Net earnings	$406	$607	$971	$1,229
Denominator:
Weighted-average shares used to compute basic net EPS	950	984	949	990
Dilutive effect of employee stock plans	6	6	7	6
Weighted-average shares used to compute diluted net EPS	956	990	956	996
Net earnings per share:
Basic	$0.43	$0.62	$1.02	$1.24
Diluted	$0.42	$0.61	$1.02	$1.23
Anti-dilutive weighted-average stock-based compensation awards(1)	10	3	7	3
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

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of April 30, 2025, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement entered into with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
HP India filed appeals of the Commissioner’s orders before the Customs, Excise and Service Tax Appellate Tribunal (the “Customs Tribunal”) along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. On February 7, 2014, the Customs Tribunal granted HP India’s application for extension of the stay of deposit until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner’s orders and rejected HP India’s request to remand the matter to the Commissioner on procedural grounds. The Customs Tribunal cancelled hearings to reconvene in 2015, 2016 and January 2019. On January 20, 2021, the Customs Tribunal held a virtual hearing during which the judge allowed HP’s application for a physical hearing on the merits as soon as practicable, which will be scheduled when physical hearings resume at court. In unrelated, third-party proceedings, the Supreme Court of India has resolved certain jurisdictional questions to the authority of the Directorate of Revenue Intelligence, issues which HP also raised in its appeal to the Customs Tribunal. In late 2024, those jurisdictional questions were resolved. A hearing on the merits of HP and DRI’s appeals was held before the Customs Tribunal from April 21 through May 2, 2025. The Customs Tribunal is anticipated to hold additional hearings on the appeal in June 2025 and then take the matter under submission. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has agreed to indemnify HP in part, based on the extent to which any liability arises from the products and spare parts of Hewlett Packard Enterprise’s businesses.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Legal Proceedings re Authentication of Supplies. Since 2016, HP has from time to time been named in civil litigation, or been the subject of government investigations, involving supplies authentication protocols used in certain HP printers in multiple geographies, including but not limited to the United States, Italy, Israel, the Netherlands, Australia and New Zealand. The supplies authentication protocols are often referred to as Dynamic Security. The core allegations in these proceedings claim misleading or inadequate consumer notifications and permissions pertaining to the use of Dynamic Security, the installation of firmware updates, or the potential inability of cartridges with clone chips or circuitry to work in HP printers with Dynamic Security. Plaintiffs base or have based their claims on various legal theories, including but not limited to unfair competition, computer trespass, and similar statutory claims. Among other relief, Plaintiffs have sought or seek money damages and in certain cases have or may seek injunctive relief against the use or operation of Dynamic Security or relief requiring interoperability. If HP is not successful in its defense of these cases or investigations, it could be subject to damages, penalties, significant settlement demands, or injunctive relief that may be costly or may disrupt operations. Certain of these proceedings in the United States, Italy, the Netherlands, Israel, Australia and New Zealand have been resolved, have concluded, or have concluded subject only to HP’s pending appeal. Digital Revolution B.V. (trading as 123Inkt) filed civil litigation, including competition claims, against HP Nederlands B.V., et al. (Netherlands) in March 2020. HP substantially prevailed before the trial court, and both parties appealed. On November 19, 2024, the court of appeal issued a decision rejecting competition claims against HP and providing that use of Dynamic Security by HP is not unlawful. On February 18, 2025, Digital Revolution filed a cassation appeal against the decision before the Dutch Supreme Court. In addition, two putative class actions have been filed against HP, one in federal court in California, in December 2020, and one in federal court in Illinois, in January 2024, arising out of the use of Dynamic Security firmware updates in HP printers. Plaintiffs in these cases seek compensatory damages, restitution, injunctive relief against alleged unfair and anticompetitive business practices, and other relief. In the December 2020 case, the parties have finalized a settlement agreement, and the court granted final approval of the settlement and dismissed the case with prejudice on March 18, 2025. The January 2024 case is in its early stages.
Autonomy-Related Legal Proceedings. In 2015, four former Hewlett Packard Company subsidiaries that became subsidiaries of Hewlett Packard Enterprise at the time of the Separation (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems Limited, and Autonomy, Inc., hereinafter the “Claimants”) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain, for breach of their fiduciary duties in causing Autonomy group companies to engage in improper transactions and accounting practices before and in connection with the 2011 acquisition of Autonomy. Trial concluded in January 2020. In May 2022, the court issued its liability judgment, finding that the Claimants had succeeded on substantially all claims and that Messrs. Lynch and Hussain engaged in fraud, and dismissing a counterclaim filed by Mr. Lynch. The court deferred the issue of damages to further proceedings, but indicated that damages awarded may be substantially less than was claimed. In February 2024, the court held a two-week trial on damages, the Claimants sought recovery for $4 billion in losses, and the court took the issue under advisement. Litigation is unpredictable, and there can be no assurance of a recovery of damages or as to how any award of damages will compare with the amount claimed. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery. In May 2025, Claimants reached an agreement with Mr. Hussain to resolve claims against him.
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
HP’s aggregate product warranty liabilities and changes were as follows:

Six months ended April 30, 2025
In millions
Balance at beginning of period	$550
Accruals for warranties issued	322
Adjustments related to pre-existing warranties (including changes in estimates)	(4)
Settlements made	(384)
Balance at end of period	$484

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
In April 2025, new, substantial tariffs were imposed on imports to the United States. We continue to evaluate and implement further mitigating actions, including potential supply chain resiliency movements and cost and pricing measures, as the tariff environment evolves. During the six months ended April 30, 2025, we experienced higher commodity and tariff costs, which were not fully mitigated by pricing and other actions enacted during the period. Should these or other proposed or incremental tariffs, including potential retaliatory actions imposed by other countries, be implemented and sustained for an extended period of time, as proposed, enacted or otherwise, they may have a significant adverse impact to our results of operations and cash flows to the extent our efforts do not fully mitigate the effects of such tariffs.
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

CRITICAL ACCOUNTING ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management believes that there have been no significant changes during the six months ended April 30, 2025 to the items that we disclosed as our critical accounting estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2025		2024		2025		2024
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue:
Products	$12,423	94.0%	$12,043	94.1%	$25,118	94.0%	$24,462	94.1%
Services	797	6.0%	757	5.9%	1,606	6.0%	1,523	5.9%
Total net revenue	13,220	100.0%	12,800	100.0%	26,724	100.0%	25,985	100.0%
Cost of net revenue:
Products(1)	10,007	80.6%	9,324	77.4%	20,201	80.4%	19,195	78.5%
Services(2)	474	59.5%	453	59.8%	944	58.8%	879	57.7%
Total cost of net revenue	10,481	79.3%	9,777	76.4%	21,145	79.1%	20,074	77.3%
Gross Margin	2,739	20.7%	3,023	23.6%	5,579	20.9%	5,911	22.7%
Research and development	401	3.0%	436	3.4%	798	3.0%	835	3.2%
Selling, general and administrative	1,480	11.2%	1,462	11.4%	2,939	11.0%	2,845	10.9%
Restructuring and other charges	122	1.0%	71	0.6%	192	0.7%	134	0.5%
Acquisition and divestiture charges	17	0.1%	22	0.2%	23	0.1%	49	0.2%
Amortization of intangible assets	65	0.5%	80	0.6%	128	0.5%	161	0.6%
Total operating expenses	2,085	15.8%	2,071	16.2%	4,080	15.3%	4,024	15.4%
Earnings from operations	654	4.9%	952	7.4%	1,499	5.6%	1,887	7.3%
Interest and other, net	(148)	(1.1)%	(155)	(1.2)%	(289)	(1.1)%	(297)	(1.1)%
Earnings before taxes	506	3.8%	797	6.2%	1,210	4.5%	1,590	6.2%
Provision for taxes	(100)	(0.7)%	(190)	(1.5)%	(239)	(0.9)%	(361)	(1.4)%
Net earnings	$406	3.1%	$607	4.7%	$971	3.6%	$1,229	4.8%
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
For the three months ended April 30, 2025, net revenue increased 3.3% (increased 4.5% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 5.6% to $4.7 billion, and net revenue from international operations increased 2.0% to $8.5 billion. The increase in net revenue was primarily driven by products net revenue due to increased units in Commercial PS as well as an increase in services net revenue due to support services on hardware devices, partially offset by a decline in Printing net revenue and unfavorable currency impacts.
For the six months ended April 30, 2025, total net revenue increased 2.8% (increased 3.9% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 3.7% to $9.1 billion, and net revenue from international operations increased 2.4% to $17.6 billion. The increase in net revenue was primarily driven by products net revenue due to increased units in Commercial PS as well as an increase in services net revenue due to support services on hardware devices, partially offset by a decline in Printing net revenue and unfavorable currency impacts.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For the three months ended April 30, 2025, gross margin decreased by 2.9 percentage points primarily driven by products gross margin due to higher commodity and tariff costs, mix shifts towards Personal Systems and unfavorable currency impacts, partially offset by disciplined pricing actions. Services gross margin remained flat.
For the six months ended April 30, 2025, gross margin decreased 1.8 percentage points primarily driven by products gross margin due to higher commodity and tariff costs, mix shifts towards Personal Systems and unfavorable currency impacts, partially offset by disciplined pricing actions and cost savings including Future Ready transformation savings. Services gross margin decreased due to unfavorable mix shifts.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense decreased 8.0% and 4.4% for the three and six months ended April 30, 2025, respectively, primarily due to lower variable compensation.
Selling, General and Administrative (“SG&A”)
SG&A expense increased 1.2% and 3.3% for the three and six months ended April 30, 2025, respectively, primarily due to higher litigation costs, partially offset by lower variable compensation.
Restructuring and Other Charges
Restructuring and other charges increased $51 million and $58 million for the three and six months ended April 30, 2025, respectively, due to the February 2025 amendment of the Fiscal 2023 Plan. For more information, see Note 3, “Restructuring and other charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Acquisition and Divestiture Charges
Acquisition and divestiture charges primarily include direct third-party professional and legal fees, integration and divestiture-related costs, non-cash adjustments to the fair value of certain acquired assets, such as inventory. Acquisition and divestiture charges for the three and six months ended April 30, 2025 decreased by $5 million and $26 million, respectively, primarily due to reduced integration activities.
Amortization of Intangible Assets
Amortization of intangible assets decreased for the three and six months ended April 30, 2025 and relates to intangible assets resulting from prior acquisitions.

Interest and Other, Net
Interest and other, net expense decreased $7 million and $8 million for the three and six months ended April 30, 2025, respectively, primarily due to lower interest expense on debt.
Provision for Taxes
Our effective tax rate was 19.8% for the three and six months ended April 30, 2025, which did not materially differ from the U.S. federal statutory tax rate of 21%.
During the three and six months ended April 30, 2025, we recorded $40 million and $34 million of net income tax benefits, respectively, related to discrete items in the provision for taxes. The three and six months ended April 30, 2025 included benefits of $19 million related to litigation charges and $24 million and $38 million related to restructuring charges, respectively. For the six months ended April 30, 2025, these benefits were partially offset by $15 million of uncertain tax position charges and $17 million related to changes in tax rates. In addition to the discrete items mentioned above, we recorded excess tax benefits of $15 million associated with stock options, restricted stock units and performance-adjusted restricted stock units for the six months ended April 30, 2025.
In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) introduced model rules for a global minimum tax framework known as (“BEPS Pillar Two”). Numerous governments worldwide have enacted or are in the process of enacting legislation to implement this framework. Where applicable, we plan to treat the tax as a period cost. As of April 30, 2025, we do not anticipate a material impact on our effective tax rate or cash tax payments in these jurisdictions for fiscal year 2025. Our assessment for future fiscal years may be influenced by additional legislative guidance and the enactment of further provisions within the BEPS Pillar Two framework.

Segment Information
A description of the products and services for each segment can be found in Note 2, “Segment Information” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Personal Systems

	Three months ended April 30			Six months ended April 30
	2025	2024	% Change	2025	2024	% Change
	Dollars in millions
Net revenue	$9,024	$8,426	7.1%	$18,248	$17,235	5.9%
Earnings from operations	$409	$508	(19.5)%	$916	$1,045	(12.3)%
Earnings from operations as a % of net revenue	4.5%	6.0%		5.0%	6.1%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended April 30			Six months ended April 30
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2025	2024		2025	2024
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Commercial PS	$6,786	$6,242	6.5	$13,431	$12,287	6.7
Consumer PS	2,238	2,184	0.6	4,817	4,948	(0.8)
Total Personal Systems	$9,024	$8,426	7.1	$18,248	$17,235	5.9
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Three months ended April 30, 2025 compared with three months ended April 30, 2024
Personal Systems net revenue increased 7.1% (increased 8.1% on a constant currency basis) for the three months ended April 30, 2025. The net revenue increase was primarily due to a 6.3% increase in PCs unit volume driven by Commercial PS and a 1.7% increase in average selling price (“ASPs”). The increase in ASPs is primarily due to disciplined pricing actions and favorable mix shifts towards Commercial PS, partially offset by unfavorable currency impacts.
Commercial PS net revenue increased 8.7% primarily due to a 10.6% increase in units driven by market expansion while ASPs remained flat.
Consumer PS net revenue increased 2.5% primarily due to a 4.2% increase in ASPs, partially offset by a 1.7% decrease in units as a result of our strategy to rebalance our portfolio to a more profitable mix. The increase in ASPs was primarily due to disciplined pricing actions and favorable mix shifts towards premium, partially offset by unfavorable currency impacts.
Personal Systems earnings from operations as a percentage of net revenue decreased by 1.5 percentage points. The decrease was driven by a decrease in gross margin, partially offset by a decrease in operating expenses as a percentage of revenue. Gross margin decreased primarily due to higher commodity and tariff costs as well as unfavorable currency impacts, partially offset by disciplined pricing actions. Operating expenses as a percentage of revenue decreased primarily driven by lower variable compensation.

Six months ended April 30, 2025 compared with six months ended April 30, 2024
Personal Systems net revenue increased 5.9% (increased 6.7% on a constant currency basis) for the six months ended April 30, 2025. The net revenue increase was primarily due to a 3.9% increase in ASPs and a 2.3% increase in PCs unit volume driven by Commercial PS. The increase in ASPs is primarily due to disciplined pricing actions and favorable mix shifts towards Commercial PS, partially offset by unfavorable currency impacts.
Commercial PS net revenue increased 9.3% primarily due to an 8.2% increase in PC unit volume driven by market expansion, and a 1.8% increase in ASPs. The increase in ASPs is primarily due to favorable mix shifts and disciplined pricing actions, partially offset by unfavorable currency impacts.
Consumer PS net revenue decreased 2.6% due to a 7.0% decline in PC unit volume as a result of our strategy to rebalance our portfolio to a more profitable mix, partially offset by a 4.6% increase in ASPs. The increase in ASPs is primarily driven by disciplined pricing actions and favorable mix shifts, partially offset by unfavorable currency impacts.
Personal Systems earnings from operations as a percentage of net revenue decreased by 1.1 percentage points driven by a decrease in gross margin, partially offset by a decrease in operating expenses as a percentage of revenue. Gross margin decreased primarily due to higher commodity and tariff costs as well as unfavorable currency impacts, partially offset by disciplined pricing actions. Operating expenses as a percentage of revenue decreased primarily driven by lower variable compensation as well as cost savings including Future Ready transformation savings.

Printing

	Three months ended April 30			Six months ended April 30
	2025	2024	% Change	2025	2024	% Change
	Dollars in millions
Net revenue	$4,181	$4,368	(4.3)%	$8,450	$8,743	(3.4)%
Earnings from operations	$814	$829	(1.8)%	$1,624	$1,701	(4.5)%
Earnings from operations as a % of net revenue	19.5%	19.0%		19.2%	19.5%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended April 30			Six months ended April 30
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2025	2024		2025	2024
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$2,725	$2,864	(3.2)	$5,551	$5,727	(2.0)
Commercial Printing	1,167	1,205	(0.9)	2,311	2,432	(1.4)
Consumer Printing	289	299	(0.2)	588	584	—
Total Printing	$4,181	$4,368	(4.3)	$8,450	$8,743	(3.4)
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Three months ended April 30, 2025 compared with three months ended April 30, 2024
Printing net revenue decreased 4.3% (decreased 2.6% on a constant currency basis) for the three months ended April 30, 2025. The decrease in net revenue was driven by Supplies and Commercial Printing as well as net unfavorable currency impacts. Net revenue for Supplies decreased 4.9%, primarily due to decline in the installed base and usage as well as unfavorable currency impacts, partially offset by disciplined pricing. Printer hardware ASPs decreased by 5.0% due to unfavorable mix shifts towards Consumer Printing and currency impacts, while printer unit volume increased by 1.0%, primarily driven by Big Tank.
Net revenue for Commercial Printing decreased 3.2%, primarily due to a 2.9% decrease in ASPs and a 1.6% decrease in printer unit volume due to demand softness. The decrease in ASPs was primarily driven by unfavorable market mix shifts and currency impacts.
Net revenue for Consumer Printing decreased 3.3%, primarily due to a 5.5% decrease in ASPs, partially offset by a 2.5% increase in printer unit volume, specifically Big Tank. The decrease in ASPs was primarily driven by unfavorable mix shifts and currency impacts.
Printing earnings from operations as a percentage of net revenue increased by 0.5 percentage points, due to a decrease in operating expenses as a percentage of revenue, partially offset by a decrease in gross margin. The decrease in operating expenses as a percentage of revenue is primarily due to lower variable compensation and the receipt of a government grant in the current period. The decrease in gross margin is primarily due to unfavorable mix shifts, higher tariff costs and currency impacts, partially offset by disciplined pricing actions.

Six months ended April 30, 2025 compared with six months ended April 30, 2024
Printing net revenue decreased 3.4% (decreased 1.7% on a constant currency basis) for the six months ended April 30, 2025. The decrease in net revenue was driven by Supplies and Commercial Printing as well as net unfavorable foreign currency impacts. Net revenue for Supplies decreased 3.1%, primarily due to decline in the installed base and usage as well as unfavorable currency impacts, partially offset by disciplined pricing. Printer hardware ASPs decreased 7.3% due to unfavorable mix shifts towards Consumer Printing and currency impacts, while printer unit volume increased 2.9%, primarily driven by Big Tank.
Net revenue for Commercial Printing decreased by 5.0%, primarily due to a 5.9% decrease in ASP’s while printer unit volume remained flat. The decrease in ASPs was primarily driven by competitive pricing and unfavorable currency impacts.
Net revenue for Consumer Printing increased 0.7%, primarily due to a 5.0% increase in printer unit volume, specifically Big Tank, partially offset by a 4.1% decrease in ASPs. The decrease in ASPs was primarily driven by unfavorable currency impacts, competitive pricing and mix shifts.
Printing earnings from operations as a percentage of net revenue decreased by 0.3 percentage points. The decrease was driven by a decrease in gross margin, partially offset by a decrease in operating expenses as a percentage of revenue. The decrease in gross margin is primarily due to unfavorable mix shifts and higher tariff costs, partially offset by cost savings including Future Ready transformation savings. Operating expenses as a percentage of revenue decreased primarily due to lower variable compensation and the receipt of a government grant in the current period.
Corporate Investments
The loss from operations in Corporate Investments for the three and six months ended April 30, 2025 was primarily due to expenses associated with our incubation projects and investments in digital enablement.

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
Liquidity
Our cash, cash equivalents and restricted cash and total debt were as follows:

	As of
	April 30, 2025	October 31, 2024
	In millions
Cash and cash equivalents	$2,697	$3,238
Restricted cash	$33	$15
Total debt	$10,737	$9,669

Our key cash flow metrics were as follows:

	Six months ended April 30
	2025	2024
	In millions
Net cash provided by operating activities	$412	$702
Net cash used in investing activities	(1,133)	(277)
Net cash provided by (used in) financing activities	198	(1,140)
Net decrease in cash, cash equivalents and restricted cash	$(523)	$(715)
Operating Activities
Compared to the corresponding period in fiscal year 2024, net cash provided by operating activities decreased $0.3 billion for the six months ended April 30, 2025, primarily due to a unfavorable cash conversion cycle, lower net earnings, partially offset by changes in receivables from contract manufacturers.

Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	April 30, 2025	October 31, 2024	Change	April 30, 2024	October 31, 2023	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	30	33	(3)	31	28	3	(1)
Days of supply in inventory (“DOS”)	70	63	7	70	57	13	—
Days of purchases outstanding in accounts payable (“DPO”)	(130)	(138)	8	(132)	(117)	(15)	2
Cash conversion cycle	(30)	(42)	12	(31)	(32)	1	1
April 30, 2025 as compared to April 30, 2024
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
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold and remained flat.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. The decrease in DPO was primarily due to lower purchasing volumes.
Investing Activities
Compared to the corresponding period in fiscal year 2024, net cash used in investing activities increased by $0.9 billion for the six months ended April 30, 2025, primarily due to collateral posted for derivative instruments of $0.5 billion, higher investment in property, plant, equipment and purchased intangible of $0.2 billion, and payments made in connection with business acquisitions of $0.1 billion.

Financing Activities
Compared to the corresponding period in fiscal year 2024, net cash provided by financing activities increased by $1.3 billion for the six months ended April 30, 2025, primarily due to a $1.0 billion increase in proceeds from debt and a $0.4 billion decrease in share repurchases.
Share Repurchases and Dividends
During the six months ended April 30, 2025, HP returned $0.7 billion to shareholders in the form of cash dividends of $0.5 billion and share repurchases of $0.2 billion. As of April 30, 2025, HP had approximately $9.1 billion remaining under the share repurchase authorization approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 10, “Stockholders’ Deficit”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Capital Resources
Debt Levels

	As of
	April 30, 2025	October 31, 2024
	Dollars in millions
Short-term debt	$1,446	$1,406
Long-term debt	$9,291	$8,263
Weighted-average interest rate	4.6%	4.5%
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
As of April 30, 2025, we maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility which will be available until August 1, 2029. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
In April 2025, HP issued $1.0 billion in aggregate principal amount of senior unsecured notes across various maturities. For more information on the new notes, see Note 9, “Borrowings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Available Borrowing Resources
As of April 30, 2025, we had available borrowing resources of $1.1 billion from uncommitted lines of credit in addition to funds available under the revolving credit facility.
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

CONTRACTUAL AND OTHER OBLIGATIONS
Retirement and Post-Retirement Benefit Plan Contributions
As of April 30, 2025, we anticipate making contributions for the remainder of fiscal year 2025 of approximately $15.0 million to our non-U.S. pension plans and $17.0 million to cover benefit payments to U.S. non-qualified pension plan participants. Our policy is to fund our pension plans so that we meet the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.3 billion in fiscal year 2025. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of April 30, 2025, we had approximately $1.1 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these liabilities would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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
Material Weakness
As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024, we identified a material weakness in internal control over financial reporting. The material weakness resulted from undue reliance on information generated from certain software solutions affecting various financial statement line items as well as net revenue without effectively designed information technology (“IT”) general controls specifically around user access and change management and job schedule monitoring IT operations. As of April 30, 2025, the Company has concluded that the previously identified material weakness was not remediated. As a result of the material weakness, the application controls and IT dependent manual controls that rely upon information from affected IT applications were also deemed ineffective.
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
Changes in Internal Control over Financial Reporting
Other than the material weakness described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases that settled during the three months ended April 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
February 2025	2,996	$33.38	2,996	$9,061,940
March 2025	—	$—	—	$9,061,940
April 2025	—	$—	—	$9,061,940
Total	2,996		2,996
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On August 27, 2024 HP’s Board of Directors increased HP’s share repurchase authorization to $10.0 billion inclusive of the amount remaining under previously authorized share repurchases. In the three months ended April 30, 2025, we returned $0.1 billion to shareholders through the repurchase of 3.0 million shares on the open market.

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

Item 6. Exhibits.
The Exhibit Index beginning on page 55 of this report sets forth a list of exhibits.

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant’s Restated Certificate of Incorporation.	8-K	001-04423	3.2	April 25, 2024
3(b)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	April 2, 2025
4(a)	Third Supplemental Indenture dated April 14, 2025, by and among HP Inc., The Bank of New York Mellon Trust Company, N.A., as first trustee, and U.S. Bank Trust Company, National Association, as successor trustee.	8-K	001-04423	4.1	April 16, 2025
4(b)	Form of 5.400% notes due 2030 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	April 25, 2025
4(c)	Form of 6.100% notes due 2035 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.5	April 25, 2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).†

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
Date: May 28, 2025