Form 10-Q
period 2025-07-31
HP INC
filed 2025-08-28
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP Inc. common stock outstanding as of August 22, 2025 was 934,701,851 shares.

HP INC.
Form 10-Q
For the Quarterly Period ended July 31, 2025
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, they could affect the business and results of operations of HP which may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings (including the Fiscal 2023 Plan (as defined herein)), net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, demand, performance, market share or competitive performance relating to products or services; any statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; any statements regarding current or future macroeconomic trends or events, including global trade policies, and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims, disputes or other litigation matters; any statements of expectation or belief as to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can also generally be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Risks, uncertainties and assumptions that could affect our business and results of operations include factors relating to HP’s ability to execute on its strategic plans, including the previously announced initiatives, business model changes and transformation; the development and transition of new products and services and the enhancement of existing products and services to meet evolving customer needs and respond to emerging technological trends, including artificial intelligence; the use of artificial intelligence; the impact of macroeconomic and geopolitical trends, changes and events, including global trade policies, the ongoing military conflict in Ukraine, continued instability in the Middle East or tensions in the Taiwan Strait and South China Sea and the regional and global ramifications of these events; volatility in global capital markets and foreign currency, increases in benchmark interest rates, the effects of inflation and instability of financial institutions; risks associated with HP’s international operations and the effects of business disruption events, including those resulting from climate change; the need to manage (and reliance on) third-party suppliers, including with respect to supply constraints and component shortages, and the need to manage HP’s global, multi-tier distribution network and potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; the execution and performance of contracts by HP and its suppliers, customers, clients and partners, including logistical challenges with respect to such execution and performance; the competitive pressures faced by HP’s businesses; the impact of third-party claims of IP infringement; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution, reseller and customer landscape; successfully competing and maintaining the value proposition of HP’s products, including supplies and services; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products or our uneven sales cycle; the hiring and retention of key employees; the results of our restructuring plans (including the Fiscal 2023 Plan), including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of our restructuring plans; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; disruptions in operations from system security risks, data protection breaches, or cyberattacks; HP’s ability to maintain its credit rating, satisfy its debt obligations and complete any contemplated share repurchases, other capital return programs or other strategic transactions; changes in estimates and assumptions HP makes in connection with the preparation of its financial statements; the impact of changes to federal, state, local and foreign laws and regulations, including environmental regulations and tax laws; integration and other risks associated with business combination and investment transactions; our aspirations related to environmental, social and governance matters; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; the effectiveness of our internal control over financial reporting; and other risks that are described herein, as well as the risks discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). HP’s Fiscal 2023 Plan includes HP's efforts to take advantage of future growth opportunities, including but not limited to, investments to drive growth, investments in our people, improving product mix, driving structural cost savings and other productivity measures. Structural cost savings represent gross reductions in costs driven by operational efficiency, digital transformation, and portfolio optimization. These initiatives include but are not limited to workforce reductions, platform simplification, programs consolidation and productivity measures undertaken by HP, which HP expects to be sustainable in the longer-term. These structural cost savings are net of any new recurring costs resulting from these initiatives and exclude one-time investments to generate such savings. HP’s expectations on the longer-term sustainability of such structural cost savings are based on its current business operations and market dynamics and could be significantly impacted by various factors, including but not limited to HP’s evolving business models, future investment decisions, market environment and technology landscape. The forward-looking statements in this report are made as of the date of this filing and HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC.
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2025	2024	2025	2024
	In millions, except per share amounts
Net revenue:
Products	$13,114	$12,750	$38,232	$37,212
Services	818	769	2,424	2,292
Total net revenue	13,932	13,519	40,656	39,504
Cost of net revenue:
Products	10,599	10,164	30,800	29,359
Services	482	449	1,426	1,328
Total cost of net revenue	11,081	10,613	32,226	30,687
Gross profit	2,851	2,906	8,430	8,817
Research and development	406	413	1,204	1,248
Selling, general and administrative	1,452	1,404	4,391	4,249
Restructuring and other charges	110	46	302	180
Acquisition and divestiture charges	8	22	31	71
Amortization of intangible assets	159	81	287	242
Total operating expenses	2,135	1,966	6,215	5,990
Earnings from operations	716	940	2,215	2,827
Interest and other, net	(92)	(113)	(381)	(410)
Earnings before taxes	624	827	1,834	2,417
Benefit from (provision for) taxes	139	(187)	(100)	(548)
Net earnings	$763	$640	$1,734	$1,869

Net earnings per share:
Basic	$0.81	$0.65	$1.83	$1.90
Diluted	$0.80	$0.65	$1.82	$1.88

Weighted-average shares used to compute net earnings per share:
Basic	947	979	948	986
Diluted	954	990	955	994
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HP INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2025	2024	2025	2024
	In millions
Net earnings	$763	$640	$1,734	$1,869
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	5	3	11	7

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	59	(36)	(301)	(47)
Losses (gains) reclassified into earnings	202	(87)	11	(251)
	261	(123)	(290)	(298)
Change in unrealized components of defined benefit plans:
Unrealized (losses) gains arising during the period	(7)	—	(8)	13
Amortization of actuarial loss and prior service benefit	5	1	15	5
Curtailments, settlements and other	2	1	2	2
	—	2	9	20

Change in cumulative translation adjustment	(1)	11	16	25
Other comprehensive income (loss) before taxes	265	(107)	(254)	(246)
(Provision for) benefit from taxes	(63)	24	47	54
Other comprehensive income (loss), net of taxes	202	(83)	(207)	(192)
Comprehensive income	$965	$557	$1,527	$1,677
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HP INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	July 31, 2025	October 31, 2024
	In millions, except par value
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$2,874	$3,253
Accounts receivable, net of allowance for credit losses of $83 as of July 31, 2025 and October 31, 2024	5,123	5,117
Inventory	8,356	7,720
Other current assets	4,221	4,670
Total current assets	20,574	20,760
Property, plant and equipment, net	2,993	2,914
Goodwill	8,714	8,627
Other non-current assets	7,573	7,608
Total assets	$39,854	$39,909
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$820	$1,406
Accounts payable	16,985	16,903
Other current liabilities	10,059	10,378
Total current liabilities	27,864	28,687
Long-term debt	8,782	8,263
Other non-current liabilities	4,109	4,282
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 939 shares issued and outstanding as of July 31, 2025 and October 31, 2024)	9	9
Additional paid-in capital	2,091	1,778
Accumulated deficit	(2,360)	(2,676)
Accumulated other comprehensive loss	(641)	(434)
Total stockholders’ deficit	(901)	(1,323)
Total liabilities and stockholders’ deficit	$39,854	$39,909
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HP INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended July 31
	2025	2024
	In millions
Cash flows from operating activities:
Net earnings	$1,734	$1,869
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and impairment	708	622
Stock-based compensation expense	432	367
Restructuring and other charges	302	180
Deferred taxes on earnings	(67)	69
Other, net	103	(24)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	54	(447)
Inventory	(671)	(953)
Accounts payable	94	1,442
Net investment in leases related to integrated financing	(71)	(123)
Taxes on earnings	(360)	(89)
Restructuring and other	(238)	(204)
Other assets and liabilities	53	(583)
Net cash provided by operating activities	2,073	2,126
Cash flows from investing activities:
Investment in property, plant, equipment and purchased intangible	(700)	(439)
Purchases of available-for-sale securities and other investments	(23)	—
Maturities and sales of available-for-sale securities and other investments	69	—
Collateral posted for derivative instruments	(343)	(60)
Payment made in connection with business acquisitions, net of cash acquired	(116)	(15)
Net cash used in investing activities	(1,113)	(514)
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	1,248	266
Payment of debt	(1,312)	(153)
Stock-based award activities and others	(113)	(67)
Repurchase of common stock	(350)	(1,200)
Cash dividends paid	(818)	(812)
Settlement of cash flow hedges	6	—
Net cash used in financing activities	(1,339)	(1,966)
Decrease in cash, cash equivalents and restricted cash	(379)	(354)
Cash, cash equivalents and restricted cash at beginning of period	3,253	3,232
Cash, cash equivalents and restricted cash at end of period	$2,874	$2,878
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HP INC.
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance as of October 31, 2024	938,989	$9	$1,778	$(2,676)	$(434)	$(1,323)
Net earnings	—	—	—	565	—	565
Other comprehensive income, net of taxes	—	—	—	—	230	230
Comprehensive income	—	—	—	—	—	795
Issuance of common stock in connection with employee stock plans and other	8,405	—	(92)	—	—	(92)
Repurchases of common stock (Note 9)	(2,734)	—	(4)	(93)	—	(97)
Cash dividends ($0.58 per common share)	—	—	—	(547)	—	(547)
Stock-based compensation expense	—	—	192	—	—	192
Balance as of January 31, 2025	944,660	$9	$1,874	$(2,751)	$(204)	$(1,072)
Net earnings	—	—	—	406	—	406
Other comprehensive loss, net of taxes	—	—	—	—	(639)	(639)
Comprehensive loss	—	—	—	—	—	(233)
Issuance of common stock in connection with employee stock plans and other	667	—	(9)	—	—	(9)
Repurchases of common stock (Note 9)	(3,118)	—	(6)	(97)	—	(103)
Cash dividends	—	—	—	1	—	1
Stock-based compensation expense	—	—	140	—	—	140
Balance as of April 30, 2025	942,209	$9	$1,999	$(2,441)	$(843)	$(1,276)
Net earnings	—	—	—	763	—	763
Other comprehensive income, net of taxes	—	—	—	—	202	202
Comprehensive income	—	—	—	—	—	965
Issuance of common stock in connection with employee stock plans and other	2,057	—	5	—	—	5
Repurchases of common stock (Note 9)	(5,501)	—	(13)	(139)	—	(152)
Cash dividends ($0.58 per common share)	—	—	—	(543)	—	(543)
Stock-based compensation expense	—	—	100	—	—	100
Balance as of July 31, 2025	938,765	$9	$2,091	$(2,360)	$(641)	$(901)

HP INC.
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance as of October 31, 2023	988,782	$10	$1,505	$(2,361)	$(223)	$(1,069)
Net earnings	—	—	—	622	—	622
Other comprehensive loss, net of taxes	—	—	—	—	(235)	(235)
Comprehensive income	—	—	—	—	—	387
Issuance of common stock in connection with employee stock plans and other	8,677	—	(76)	—	—	(76)
Repurchases of common stock (Note 9)	(17,062)	—	(27)	(487)	—	(514)
Cash dividends ($0.55 per common share)	—	—	—	(545)	—	(545)
Stock-based compensation expense	—	—	177	—	—	177
Balance as of January 31, 2024	980,397	$10	$1,579	$(2,771)	$(458)	$(1,640)
Net earnings	—	—	—	607	—	607
Other comprehensive income, net of taxes	—	—	—	—	126	126
Comprehensive income	—	—	—	—	—	733
Issuance of common stock in connection with employee stock plans and other	584	—	(4)	—	—	(4)
Repurchases of common stock (Note 9)	(3,474)	—	(6)	(93)	—	(99)
Stock-based compensation expense	—	—	94	—	—	94
Balance as of April 30, 2024	977,507	$10	$1,663	$(2,257)	$(332)	$(916)
Net earnings	—	—	—	640	—	640
Other comprehensive loss, net of taxes	—	—	—	—	(83)	(83)
Comprehensive income	—	—	—	—	—	557
Issuance of common stock in connection with employee stock plans and other	2,907	—	13	—	—	13
Repurchases of common stock (Note 9)	(17,006)	—	(30)	(576)	—	(606)
Cash dividends ($0.55 per common share)	—	—	—	(536)	—	(536)
Stock-based compensation expense	—	—	96	—	—	96
Balance as of July 31, 2024	963,408	$10	$1,742	$(2,729)	$(415)	$(1,392)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Basis of Presentation
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of HP and its wholly owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended October 31, 2024 in HP’s Annual Report on Form 10-K, filed on December 13, 2024. The Condensed Consolidated Balance Sheet for October 31, 2024 was derived from audited financial statements.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of HP and its subsidiaries and affiliates in which HP has a controlling financial interest or is the primary beneficiary. All intercompany balances and transactions have been eliminated.
Reclassifications
HP has reclassified certain prior-year amounts to conform to the current-year presentation.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ materially from those estimates.
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued guidance that enhances the transparency about the use of supplier finance programs. Under the new guidance, companies that use a supplier finance program in connection with the purchase of goods or services are required to disclose information about those programs to allow users of financial statements to understand the nature, activity during the period, changes from period to period, and potential magnitude. HP adopted this guidance in the first quarter of fiscal year 2024, except for the disclosure on rollforward information which will be adopted in its fiscal year 2025 Form 10-K, in line with the effective adoption dates prescribed by the FASB. See Note 5, “Supplementary Financial Information,” for additional disclosure related to HP’s supplier finance programs.
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
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
HP does not allocate certain operating expenses, which it manages at the corporate level, to its segments. These unallocated amounts include expenses such as certain corporate governance costs and infrastructure investments, stock-based compensation expense, restructuring and other charges, acquisition and divestiture charges, amortization of intangible assets, and certain litigation (charges) benefits, net.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Segment operating results and the reconciliation to HP consolidated results were as follows:

	Three months ended July 31		Nine months ended July 31
	2025	2024	2025	2024
	In millions
Net revenue:
Commercial PS	$7,036	$6,677	$20,467	$18,964
Consumer PS	2,895	2,692	7,712	7,640
Personal Systems	9,931	9,369	28,179	26,604
Supplies	2,604	2,703	8,155	8,430
Commercial Printing	1,113	1,147	3,424	3,579
Consumer Printing	269	293	857	877
Printing	3,986	4,143	12,436	12,886
Corporate Investments	16	7	43	14
Total segment net revenue	13,933	13,519	40,658	39,504
Other	(1)	—	(2)	—
Total net revenue	$13,932	$13,519	$40,656	$39,504

Earnings before taxes:
Personal Systems	$541	$617	$1,457	$1,662
Printing	689	715	2,313	2,416
Corporate Investments	(32)	(28)	(96)	(95)
Total segment earnings from operations	1,198	1,304	3,674	3,983
Corporate and unallocated costs and other	(103)	(101)	(302)	(278)
Stock-based compensation expense	(100)	(96)	(432)	(367)
Restructuring and other charges	(110)	(46)	(302)	(180)
Acquisition and divestiture charges	(8)	(22)	(31)	(71)
Amortization of intangible assets	(159)	(81)	(287)	(242)
Certain litigation charges	(2)	(18)	(105)	(18)
Interest and other, net(1)	(92)	(113)	(381)	(410)
Total earnings before taxes	$624	$827	$1,834	$2,417
(1)    The three and nine months ended July 31, 2025 includes Certain litigation benefits from a single litigation matter that does not relate to HP's ongoing business operations.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities summarized by plan were as follows:

	Fiscal 2023 Plan
	Severance and EER	Non-labor	Other prior-year plans(1)	Total
	In millions
Accrued balance as of October 31, 2024	$120	$11	$7	$138
Charges	218	34	—	252
Cash payments	(175)	(10)	(3)	(188)
Non-cash and other adjustments	4	(25)	—	(21)
Accrued balance as of July 31, 2025	$167	$10	$4	$181
Total costs incurred to date as of July 31, 2025	$825	$91	$878	$1,794

Reflected in the Condensed Consolidated Balance Sheets
Other current liabilities	$167	$4	$4	$175
Other non-current liabilities	$—	$6	$—	$6

Accrued balance as of October 31, 2023	$88	$18	$2	$108
Charges	120	8	4	132
Cash payments	(141)	(11)	(4)	(156)
Non-cash and other adjustments	—	(3)	(2)	(5)
Accrued balance as of July 31, 2024	$67	$12	$—	$79
HP’s restructuring charges for the three months ended July 31, 2025 summarized by the plans outlined below were as follows:

	Fiscal 2023 Plan
	Severance and EER	Non-labor	Other prior-year plans (1)	Total
	In millions

For the three months ended July 31, 2025	$77	$14	$—	$91
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts and transformation program management costs, and are distinct from ongoing operational costs. These costs primarily relate to third-party professional services and other non-recurring costs. For the three and nine months ended July 31, 2025, HP incurred $19 million and $50 million of other charges, respectively. For the three and nine months ended July 31, 2024, HP incurred $16 million and $48 million of other charges, respectively.

HP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was (22.3)% and 22.6% for the three months ended July 31, 2025 and 2024, respectively, and 5.5% and 22.7% for the nine months ended July 31, 2025 and 2024, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three and nine months ended July 31, 2025 was primarily due to decreases in unrecognized tax benefits.
During the three and nine months ended July 31, 2025, HP recorded $281 million and $315 million of net income tax benefits, respectively, related to discrete items in the provision for taxes. These amounts included income tax benefits of $243 million and $228 million related to changes in uncertain tax positions, $20 million and $58 million related to restructuring charges, and $15 million and $18 million related to the filing of tax returns in various jurisdictions for the three and nine months ended July 31, 2025, respectively. The three and nine months ended July 31, 2025 also included benefits of $55 million related to changes in valuation allowances and $22 million related to audit settlements in various jurisdictions. These benefits were partially offset by income tax charges of $80 million related to tax effects of internal reorganization for the three and nine months ended July 31, 2025.
Uncertain Tax Positions
As of July 31, 2025, the amount of gross unrecognized tax benefits was $1.0 billion, of which up to $707 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits decreased by $238 million for the nine months ended July 31, 2025. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Condensed Consolidated Statements of Earnings. As of July 31, 2025 and 2024, HP had accrued $129 million and $130 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by $131 million within the next 12 months, affecting HP’s effective tax rate if realized.
HP is subject to income tax in the United States and approximately 61 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The Internal Revenue Service (“IRS”) is conducting an audit of HP’s 2018 and 2019 income tax returns.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 5: Supplementary Financial Information

Cash, Cash Equivalents and Restricted Cash

	As of
	July 31, 2025	October 31, 2024
	In millions
Cash and cash equivalents	$2,871	$3,238
Restricted cash(1)	3	15
	$2,874	$3,253
(1)    Restricted cash is related to amounts collected and held on behalf of a third party for trade receivables previously sold.
Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

Nine months ended July 31, 2025
In millions
Balance at beginning of period	$83
Current-period allowance for credit losses	6
Deductions, net of recoveries	(6)
Balance at end of period	$83
HP utilizes certain third-party arrangements in the normal course of business as part of HPs cash and liquidity management and also to provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Condensed Consolidated Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Condensed Consolidated Balance Sheets. The recourse obligations as of July 31, 2025 and October 31, 2024 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended July 31		Nine months ended July 31
	2025	2024	2025	2024
	In millions
Balance at beginning of period(1)	$217	$181	$284	$141
Trade receivables sold	3,085	3,111	9,259	9,256
Cash receipts	(3,184)	(2,983)	(9,431)	(9,089)
Foreign currency and other	2	3	8	4
Balance at end of period(1)	$120	$312	$120	$312
(1)    Amounts outstanding from third parties reported in Accounts receivable in the Condensed Consolidated Balance Sheets.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Inventory

	As of
	July 31, 2025	October 31, 2024
	In millions
Finished goods	$4,800	$4,338
Purchased parts and fabricated assemblies	3,556	3,382
	$8,356	$7,720

Other Current Assets

	As of
	July 31, 2025	October 31, 2024
	In millions
Prepaid and other current assets	$1,624	$1,462
Supplier and other receivables	1,619	2,180
Value-added taxes receivable	978	1,028
	$4,221	$4,670

Property, Plant and Equipment, Net

	As of
	July 31, 2025	October 31, 2024
	In millions
Land, buildings and leasehold improvements	$2,612	$2,527
Machinery and equipment, including equipment held for lease	5,816	5,465
	8,428	7,992
Accumulated depreciation	(5,435)	(5,078)
	$2,993	$2,914

Other Non-Current Assets

	As of
	July 31, 2025	October 31, 2024
	In millions
Deferred tax assets	$3,424	$3,311
Right-of-use assets	1,092	1,165
Intangible assets(1)	1,071	1,319
Prepaid pension and post-retirement benefit assets	402	362
Deposits and prepaid	317	322
Other	1,267	1,129
	$7,573	$7,608
(1)    During the three and nine months ended July 31, 2025, the Company incurred impairment charges of $65 million related to acquired customer contracts, customer lists and distribution agreements within the Print segment and $27 million of technology and patents within the Corporate Investments segments.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Current Liabilities

	As of
	July 31, 2025	October 31, 2024
	In millions
Sales and marketing programs	$2,856	$3,060
Deferred revenue	1,548	1,446
Other accrued taxes	1,181	1,233
Employee compensation and benefits	849	970
Warranty	409	486
Operating lease liabilities	409	443
Tax liability	248	291
Other	2,559	2,449
	$10,059	$10,378

Other Non-Current Liabilities

	As of
	July 31, 2025	October 31, 2024
	In millions
Deferred revenue	$1,588	$1,487
Operating lease liabilities	764	787
Tax liability	620	839
Pension, post-retirement, and post-employment liabilities	598	607
Deferred tax liability	15	31
Other	524	531
	$4,109	$4,282

Interest and Other, Net

	Three months ended July 31		Nine months ended July 31
	2025	2024	2025	2024
	In millions
Interest expense on borrowings	$(111)	$(111)	$(329)	$(343)
Factoring costs	(32)	(38)	(101)	(117)
Certain litigation benefits	52	—	52	—
Non-operating retirement-related credits	3	4	13	10
Other, net	(4)	32	(16)	40
	$(92)	$(113)	$(381)	$(410)

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Net Revenue by Region

	Three months ended July 31		Nine months ended July 31
	2025	2024	2025	2024
	In millions
Americas	$6,107	$6,086	$17,419	$17,085
Europe, Middle East and Africa	4,502	4,420	13,649	13,461
Asia-Pacific and Japan	3,323	3,013	9,588	8,958
Total net revenue	$13,932	$13,519	$40,656	$39,504
Value of Remaining Performance Obligations
As of July 31, 2025, the estimated value of transaction price allocated to remaining performance obligations was $4.0 billion. HP expects to recognize approximately $1.8 billion of the unearned amount in next 12 months and $2.2 billion thereafter.
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
Contract Liabilities
As of July 31, 2025 and October 31, 2024, HP’s contract liabilities balances were $3.1 billion and $2.9 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets.
The increase in the contract liabilities balance for the nine months ended July 31, 2025, was primarily driven by sales of fixed-price support and maintenance services, partially offset by $1.2 billion of revenue recognized that was included in the contract liabilities balance as of October 31, 2024.
Supplier Finance Programs
HP facilitates voluntary supplier finance programs to provide certain suppliers the opportunity to sell their right to HP’s payment obligations to participating financial institutions. Under these programs, HP agrees to pay the participating financial institutions the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Participation by suppliers in these programs have no impact on the payment terms and amounts due from HP. HP does not have an economic interest in a supplier's participation in the program and is not a party to the agreement between the supplier and the financial institutions. In connection with these programs, HP does not pledge assets or other forms of guarantees as security for the committed payment to the participating financial institutions. For certain programs, HP pays a monthly service fee to a third-party administrator that provides the supplier finance platform and related support. HP and the participating financial institutions may terminate the agreement upon at least 30 days notice. As of July 31, 2025 and October 31, 2024, HP had $8.6 billion and $7.8 billion respectively, in obligations outstanding (i.e., unpaid invoices) that were confirmed as valid under the supplier finance programs, of which $0.5 billion and $0.9 billion were owed to participating financial institutions. These obligations are included within the Accounts payable line item of HP’s Condensed Consolidated Balance Sheets. As of both July 31, 2025 and October 31, 2024, the Company’s outstanding payment obligations that suppliers elected to sell to participating financial institutions were $0.1 billion.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 6: Fair Value
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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
    The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2025				As of October 31, 2024
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Time deposits	$—	$1,773	$—	$1,773	$—	$1,012	$—	$1,012
Government debt(1)	398	—	—	398	1,332	—	—	1,332
Available-for-Sale Investments:
Financial institution instruments	—	3	—	3	—	3	—	3
Marketable securities and mutual funds(2)	8	123	—	131	54	130	—	184
Derivative Instruments:
Interest rate contracts	—	—	—	—	—	4	—	4
Foreign currency contracts	—	133	—	133	—	225	—	225
Other derivatives	—	1	—	1	—	—	—	—
Total assets	$406	$2,033	$—	$2,439	$1,386	$1,374	$—	$2,760
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$4	$—	$4	$—	$22	$—	$22
Foreign currency contracts	—	372	—	372	—	158	—	158
Other derivatives	—	1	—	1	—	2	—	2
Total liabilities	$—	$377	$—	$377	$—	$182	$—	$182
(1)    Government debt includes instruments such as U.S. treasury notes, U.S. agency securities and non-U.S. government bonds. Money market funds invested in government debt and traded in active markets are included in Level 1.
(2)    As of July 31, 2025 and October 31, 2024, $67 million and $78 million, respectively, of debt securities were restricted to fund benefits received by qualifying employees under a sponsored defined benefit plan.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
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
Derivative Instruments: HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign exchange rates, and forward and spot prices for currencies and interest rates. See Note 7, “Financial Instruments” for a further discussion of HP’s use of derivative instruments.
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Condensed Consolidated Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $9.5 billion as compared to its carrying amount of $9.6 billion as of July 31, 2025. The fair value of HP’s short- and long-term debt was $9.4 billion as compared to its carrying value of $9.7 billion as of October 31, 2024. If measured at fair value in the Condensed Consolidated Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
Other Financial Instruments: For the balance of HP’s financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in Other current liabilities on the Condensed Consolidated Balance Sheets, the carrying amounts approximate fair value due to their short maturities. If measured at fair value in the Condensed Consolidated Balance Sheets, these other financial instruments would be classified as Level 2 or Level 3 of the fair value hierarchy.
Non-Marketable Equity Investments and Non-Financial Assets: HP’s non-marketable equity investments are measured at cost less impairment, adjusted for observable price changes. HP’s non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized. If measured at fair value in the Condensed Consolidated Balance Sheets these would generally be classified within Level 3 of the fair value hierarchy.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of July 31, 2025				As of October 31, 2024
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$1,773	$—	$—	$1,773	$1,012	$—	$—	$1,012
Government debt(1)	398	—	—	398	1,332	—	—	1,332
Total cash equivalents	2,171	—	—	2,171	2,344	—	—	2,344
Available-for-Sale Investments:
Financial institution instruments	3	—	—	3	3	—	—	3
Marketable securities and mutual funds(2)	110	21	—	131	115	69	—	184
Total available-for-sale investments	113	21	—	134	118	69	—	187
Total cash equivalents and available-for-sale investments	$2,284	$21	$—	$2,305	$2,462	$69	$—	$2,531
(1)    Government debt includes instruments such as U.S. treasury notes, U.S. agency securities and non-U.S. government bonds. Money market funds invested in government debt and traded in active markets are included in Level 1.
(2)    As of July 31, 2025 and October 31, 2024, $67 million and $78 million, respectively, of debt securities were restricted to fund benefits received by qualifying employees under a sponsored defined benefit plan.
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of July 31, 2025 and October 31, 2024, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of July 31, 2025
	Amortized Cost	Fair Value
	In millions
Due in one year	$17	$17
Due in one to five years	53	53
	$70	$70
Non-marketable equity securities in privately held companies are included in Other current and non-current assets in the Condensed Consolidated Balance Sheets. These amounted to $119 million and $107 million as of July 31, 2025 and October 31, 2024, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded for the three and nine months ended July 31, 2025.
Derivative Instruments
HP uses derivative instruments, primarily forward contracts, interest rate swaps, total return swaps, treasury rate locks, forward starting swaps and option contracts to offset business exposure to foreign currency and interest rate risk on expected future cash flows and on certain existing assets and liabilities. HP may designate its derivative contracts as fair value hedges or cash flow hedges and classifies the cash flows with the activities that correspond to the underlying hedged items. Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Condensed Consolidated Balance Sheets.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when the net fair value of financial instruments fluctuates from contractually established thresholds. The Company includes gross collateral posted and received in other current assets and other current liabilities in the Condensed Consolidated Balance Sheets, respectively. The fair value of derivatives with credit contingent features in a net liability position was $242 million and $59 million as of July 31, 2025 and as of October 31, 2024, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of July 31, 2025 and October 31, 2024.
Fair Value Hedges
HP enters into fair value hedges, such as interest rate swaps, to reduce the exposure of its debt portfolio to changes in fair value resulting from changes in benchmark interest rates on HP’s future interest payments.
For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the change in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net in the Condensed Consolidated Statements of Earnings in the period of change.
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
For derivative instruments that are designated and qualify as cash flow hedges, HP initially records changes in fair value of the derivative instrument in Accumulated other comprehensive loss as a separate component of Stockholders’ deficit in the Condensed Consolidated Balance Sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the changes in the fair value of the derivative instrument in the same financial statement line item as changes in the fair value of the hedged item.
Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of forward contracts used to hedge foreign currency-denominated balance sheet exposures. HP also uses total return swaps to hedge its executive deferred compensation plan liability.
For derivative instruments not designated as hedging instruments, HP recognizes changes in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net in the Condensed Consolidated Statements of Earnings in the period of change.
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
During the three and nine months ended July 31, 2025 and 2024, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of July 31, 2025					As of October 31, 2024
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$250	$—	$—	$4	$—	$750	$—	$—	$11	$10
Cash flow hedges:
Foreign currency contracts	13,819	92	14	275	74	14,563	169	36	117	34
Interest rate contracts	—	—	—	—	—	500	—	4	—	1
Total derivatives designated as hedging instruments	14,069	92	14	279	74	15,813	169	40	128	45
Derivatives not designated as hedging instruments
Foreign currency contracts	4,088	27	—	23	—	4,284	20	—	7	—
Other derivatives	156	1	—	1	—	156	—	—	2	—
Total derivatives not designated as hedging instruments	4,244	28	—	24	—	4,440	20	—	9	—
Total derivatives	$18,313	$120	$14	$303	$74	$20,253	$189	$40	$137	$45
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of July 31, 2025 and October 31, 2024, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
As of July 31, 2025
Derivative assets	$134	$—	$134	$128	$—	(1)	$6
Derivative liabilities	$377	$—	$377	$128	$343	(2)	$(94)
As of October 31, 2024
Derivative assets	$229	$—	$229	$113	$88	(1)	$28
Derivative liabilities	$182	$—	$182	$113	$61	(2)	$8
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Effect of Derivative Instruments in the Condensed Consolidated Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship were as follows:

Derivative Instrument	Hedged Item	Location	Year	Total amounts of income/(expense) line items in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Three months ended July 31
Interest rate contract	Fixed-rate debt	Interest and other, net	2025	$(92)	$2	$(2)
			2024	$(113)	$13	$(13)
Nine months ended July 31
Interest rate contract	Fixed-rate debt	Interest and other, net	2025	$(381)	$17	$(17)
			2024	$(410)	$28	$(28)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive (loss) income was as follows:

	Three months ended July 31		Nine months ended July 31
	2025	2024	2025	2024
	In millions
Gain/(loss) recognized in Accumulated other comprehensive (loss) income on derivatives:
Foreign currency contracts	$59	$(33)	$(304)	$(44)
Interest rate contracts	—	(3)	3	(3)
Total	$59	$(36)	$(301)	$(47)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Gain/(loss) reclassified from Accumulated other comprehensive (loss) income into earnings
	Three months ended July 31		Nine months ended July 31
	2025	2024	2025	2024
	In millions
Products net revenue	$(184)	$117	$50	$355
Cost of products net revenue	(21)	(33)	(71)	(109)
Operating expenses	—	—	1	(4)
Interest and other, net	3	3	9	9
Total	$(202)	$87	$(11)	$251
As of July 31, 2025, HP expects to reclassify an estimated accumulated other comprehensive loss of $162 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive (loss) income based on the change of market rate, and therefore could have different impacts on earnings.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Condensed Consolidated Statements of Earnings as follows:

	Gain/(loss) recognized in earnings on derivative instrument
		Three months ended July 31		Nine months ended July 31
	Location	2025	2024	2025	2024
		In millions
Foreign currency contracts	Interest and other, net	$7	$16	$(7)	$23
Other derivatives	Interest and other, net	(3)	7	2	5
Total		$4	$23	$(5)	$28

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8: Borrowings
Notes Payable and Short-Term Borrowings

	As of July 31, 2025		As of October 31, 2024
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Current portion of long-term debt	$772	3.3%	$1,358	5.0%
Notes payable to banks, lines of credit and other	48	—%	48	—%
Total notes payable and short-term borrowings	$820		$1,406

Long-Term Debt

	As of
	July 31, 2025	October 31, 2024
	In millions
U.S. Dollar Global Notes(1)
$1,150 issued at discount to par at a price of 99.769% at 2.20%, due June 2025	$—	$1,150
$1,000 issued at discount to par at a price of 99.808% at 1.45%, due June 2026	522	521
$1,000 issued at discount to par at a price of 99.718% at 3.00%, due June 2027	999	999
$900 issued at discount to par at a price of 99.841% at 4.75%, due January 2028	899	899
$1,000 issued at discount to par at a price of 99.767% at 4.00%, due April 2029	999	999
$500 issued at discount to par at a price of 99.732% at 5.40%, due April 2030	499	—
$850 issued at discount to par at a price of 99.790% at 3.40%, due June 2030	503	503
$1,000 issued at discount to par at a price of 99.573% at 2.65%, due June 2031	997	997
$1,000 issued at discount to par at a price of 99.966% at 4.20%, due April 2032	676	676
$1,100 issued at discount to par at a price of 99.725% at 5.50%, due January 2033	1,098	1,098
$500 issued at discount to par at a price of 99.778% at 6.10%, due April 2035	499	—
$1,200 issued at discount to par at a price of 99.863% at 6.00%, due September 2041	1,199	1,199
$500 issued at par at a price of 100% at 4.75%, due March 2029	3	3
	8,893	9,044
Other borrowings at 1.46%-7.46%, due in fiscal years 2025-2032	711	645
Fair value adjustment related to hedged debt	(3)	(21)
Unamortized debt issuance cost	(47)	(47)
Current portion of long-term debt	(772)	(1,358)
Total long-term debt	$8,782	$8,263
(1)HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.
In April 2025, HP completed its offering of $1.0 billion aggregate principal amount of senior unsecured notes, consisting of $500 million of 5.40% notes due April 2030 and $500 million of 6.10% notes due April 2035. HP incurred issuance costs of $9 million. HP will pay interest semi-annually on each series of the notes on April 25 and October 25, beginning October 25, 2025. In April 2025, a series of forward starting swaps and a treasury rate lock totaling $825 million notional amount were settled to mitigate the treasury rates volatility associated with this debt issuance. HP used the net proceeds from the offering of the notes for general corporate purposes, including, together with cash on hand, the repayment of the Global Notes due June 2025 upon maturity.
As disclosed in Note 7, “Financial Instruments,” HP uses interest rate swaps to mitigate some of the exposure of its debt portfolio to changes in fair value resulting from changes in benchmark interest rates. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.
Commercial Paper

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of July 31, 2025, HP maintained a U.S. commercial paper program for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. The principal amount outstanding under this program and certain short-term borrowings at any time cannot exceed a $6.0 billion authorization by HP’s Board of Directors.
Credit Facility
As of July 31, 2025, HP maintained a $5.0 billion 5-year sustainability-linked senior unsecured committed revolving credit facility, which HP entered into on August 1, 2024. Commitments under the revolving credit facility will be available until August 1, 2029. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
As of July 31, 2025, HP was in compliance with the covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of July 31, 2025, HP had available borrowing resources of $1.1 billion from uncommitted lines of credit in addition to funds available under the revolving credit facility.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three and nine months ended July 31, 2025, HP executed share repurchases of 5.5 million and 11.4 million shares and settled total shares for $0.2 billion and $0.4 billion, respectively. Share repurchases executed during the three and nine months ended July 31, 2025 included 0.3 million shares settled in August 2025. During the three and nine months ended July 31, 2024, HP executed share repurchases of 17.0 million and 37.5 million shares and settled total shares for $0.6 billion and $1.2 billion, respectively. Share repurchases executed during the three and nine months ended July 31, 2024 included 0.2 million shares settled in August 2024.
The shares repurchased during the nine months ended July 31, 2025 and 2024 were all open market repurchase transactions. As of July 31, 2025, HP had approximately $8.9 billion remaining under the share repurchase authorization approved by HP’s Board of Directors.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Changes and reclassifications related to Accumulated Other Comprehensive Loss, net of taxes

	Three months ended July 31		Nine months ended July 31
	2025	2024	2025	2024
	In millions
Other comprehensive income (loss), net of taxes:
Unrealized components of available-for-sale debt securities
Balance at the beginning of period	$20	$11	$14	$7
Unrealized gains arising during the period	5	3	11	7
Tax effects on change in unrealized components of available-for-sale securities	(1)	(1)	(1)	(1)
Unrealized components of available-for-sale debt securities, net of taxes	4	2	10	6
Balance at the end of period	$24	$13	$24	$13

Unrealized components of cash flow hedges
Balance at the beginning of period	$(393)	$89	$47	$230
Unrealized gains (losses) arising during the period	59	(36)	(301)	(47)
Losses (gains) reclassified into earnings	202	(87)	11	(251)
Tax effects on change in unrealized components of cash flow hedges	(61)	27	50	61
Unrealized components of cash flow hedges, net of taxes	200	(96)	(240)	(237)
Balance at the end of period	$(193)	$(7)	$(193)	$(7)

Unrealized components of defined benefit plans
Balance at the beginning of period	$(488)	$(423)	$(496)	$(437)
Unrealized (losses) gains arising during the period	(7)	—	(8)	13
Amortization of actuarial loss and prior service benefit	5	1	15	5
Curtailments, settlements and other	2	1	2	2
Tax effects on change in unrealized components of defined benefit plans	—	(2)	(1)	(6)
Unrealized components of defined benefit plans, net of taxes	—	—	8	14
Balance at the end of period	$(488)	$(423)	$(488)	$(423)

Cumulative translation adjustment
Balance at the beginning of period	$18	$(9)	$1	$(23)
Change in cumulative translation adjustment	(1)	11	16	25
Tax effect on change in cumulative translation adjustment	(1)	—	(1)	—
Cumulative translation adjustment, net of taxes	(2)	11	15	25
Balance at the end of period	$16	$2	$16	$2

Other comprehensive income (loss)	$202	$(83)	$(207)	$(192)
Accumulated other comprehensive loss	$(641)	$(415)	$(641)	$(415)

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 10: Earnings Per Share
HP calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock units, stock options, performance-based awards and shares purchased under the 2021 employee stock purchase plan.
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended July 31		Nine months ended July 31
	2025	2024	2025	2024
	In millions, except per share amounts
Numerator:
Net earnings	$763	$640	$1,734	$1,869
Denominator:
Weighted-average shares used to compute basic net EPS	947	979	948	986
Dilutive effect of employee stock plans	7	11	7	8
Weighted-average shares used to compute diluted net EPS	954	990	955	994
Net earnings per share:
Basic	$0.81	$0.65	$1.83	$1.90
Diluted	$0.80	$0.65	$1.82	$1.88
Anti-dilutive effect of employee stock plans(1)	14	—	8	2
(1)HP excludes from the calculation of diluted net EPS stock options and restricted stock units where the assumed proceeds exceed the average market price, because their effect would be anti-dilutive. The assumed proceeds of a stock option include the sum of its exercise price, and average unrecognized compensation cost. The assumed proceeds of a restricted stock unit represent average unrecognized compensation cost.

Note 11: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of July 31, 2025, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement entered into with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
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
HP India filed appeals of the Commissioner’s orders before the Customs, Excise and Service Tax Appellate Tribunal (the “Customs Tribunal”) along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. On February 7, 2014, the Customs Tribunal granted HP India’s application for extension of the stay of deposit until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner’s orders and rejected HP India’s request to remand the matter to the Commissioner on procedural grounds. The Customs Tribunal cancelled hearings to reconvene in 2015, 2016 and January 2019. On January 20, 2021, the Customs Tribunal held a virtual hearing during which the judge allowed HP’s application for a physical hearing on the merits as soon as practicable, which will be scheduled when physical hearings resume at court. In unrelated, third-party proceedings, the Supreme Court of India has resolved certain jurisdictional questions to the authority of the Directorate of Revenue Intelligence, issues which HP also raised in its appeal to the Customs Tribunal. In late 2024, those jurisdictional questions were resolved. Between late April and June 18, 2025, the Customs Tribunal held three weeks of hearings on the appeals. The matter is presently pending a decision. If the decision is adverse, HP should be entitled to appeal on the merits to the Supreme Court of India, although HP may be required to make additional deposits. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has agreed to indemnify HP in part, based on the extent to which any liability arises from the products and spare parts of Hewlett Packard Enterprise’s businesses.
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

York County on behalf of the County of York Retirement Fund v. HP Inc., et al., and related proceedings. On November 5, 2020, York County, on behalf of the County of York Retirement Fund, filed a putative class action complaint against HP, Dion Weisler, and Catherine Lesjak in federal court in the Northern District of California. The court appointed Maryland Electrical Industry Pension Fund as Lead Plaintiff. Lead Plaintiff filed a consolidated complaint, which additionally names as defendants Enrique Lores and Richard Bailey. The complaint alleges, among other things, that from November 5, 2015 to June 21, 2016, HP and the named current and former officers violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business (“Securities Class Action”). Plaintiffs seek compensatory damages and other relief. HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On March 3, 2022, the court granted the motion to dismiss with prejudice. Plaintiffs appealed the decision. On April 11, 2023, the appellate court reversed the district court’s decision and remanded the case to the district court for further proceedings consistent with the appellate opinion, including consideration of HP’s other arguments for dismissal. On July 21, 2023, HP and the named officers filed a renewed motion to dismiss. On March 27, 2024, the district court issued an order granting in part and denying in part the motion to dismiss. On August 8, 2024, the Court of Appeals for the Ninth Circuit granted HP’s petition for permission to appeal. On October 28, 2024, HP filed its appeal, which is awaiting appellate court oral argument that has not yet been scheduled. On July 28, 2025, the parties executed a binding term sheet containing the material terms of a proposed settlement. On August 19, 2025, the parties filed a stipulation of settlement and motion for preliminary approval of settlement in the district court. On May 17, 2021, stockholder Scott Franklin filed a derivative complaint against certain current and former officers and directors in federal court in the District of Delaware. Plaintiff purports to bring the action on behalf of HP, which he has named as a nominal defendant, and he makes substantially the same factual allegations as in the York County securities complaint, bringing claims for breach of fiduciary duty and violations of securities laws. The derivative plaintiff seeks compensatory damages, governance reforms, and other relief. By court order following stipulations by the parties, the case was transferred to the Northern District of California, and the case was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. On January 13, 2022, stockholder Gerald Lovoi filed a derivative complaint in federal court in the Northern District of California against the same current and former officers and directors named in the Franklin action. The complaint alleges the same basic claims based on the same alleged conduct as the Franklin action and seeks similar relief. By stipulation of the parties, the Lovoi action was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. On May 31, 2024, the court adopted a stipulation in which the derivative plaintiffs and defendants agreed to consolidate the derivative proceedings, close the Lovoi action, and extend the current stay through summary judgment in the Securities Class Action.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Legal Proceedings re Authentication of Supplies. Since 2016, HP has from time to time been named in civil litigation, or been the subject of government investigations, involving supplies authentication protocols used in certain HP printers in multiple geographies, including but not limited to the United States, Italy, Israel, the Netherlands, Australia and New Zealand. The supplies authentication protocols are often referred to as Dynamic Security. The core allegations in these proceedings claim misleading or inadequate consumer notifications and permissions pertaining to the use of Dynamic Security, the installation of firmware updates, or the potential inability of cartridges with clone chips or circuitry to work in HP printers with Dynamic Security. Plaintiffs base or have based their claims on various legal theories, including but not limited to unfair competition, computer trespass, and similar statutory claims. Among other relief, Plaintiffs have sought or seek money damages and in certain cases have or may seek injunctive relief against the use or operation of Dynamic Security or relief requiring interoperability. If HP is not successful in its defense of these cases or investigations, it could be subject to damages, penalties, significant settlement demands, or injunctive relief that may be costly or may disrupt operations. Certain of these proceedings in the United States, Italy, the Netherlands, Israel, Australia and New Zealand have been resolved, have concluded, or have concluded subject only to HP’s pending appeal. Digital Revolution B.V. (trading as 123Inkt) filed civil litigation, including competition claims, against HP Nederlands B.V., et al. (Netherlands) in March 2020. HP substantially prevailed before the trial court, and both parties appealed. On November 19, 2024, the court of appeal issued a decision rejecting competition claims against HP and providing that use of Dynamic Security by HP is not unlawful. On February 18, 2025, Digital Revolution filed a cassation appeal against the decision before the Dutch Supreme Court. In addition, a putative class action was filed against HP in federal court in Illinois in January 2024, arising out of the use of Dynamic Security firmware updates in HP printers. Plaintiffs seek compensatory damages, restitution, injunctive relief against alleged unfair and anticompetitive business practices, and other relief. The case is in its early stages.
Autonomy-Related Legal Proceedings. In 2015, four former Hewlett Packard Company subsidiaries that became subsidiaries of Hewlett Packard Enterprise at the time of the Separation (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems Limited, and Autonomy, Inc., hereinafter the “Claimants”) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain, for breach of their fiduciary duties in causing Autonomy group companies to engage in improper transactions and accounting practices before and in connection with the 2011 acquisition of Autonomy. Trial concluded in January 2020. In May 2022, the court issued its liability judgment, finding that the Claimants had succeeded on substantially all claims and that Messrs. Lynch and Hussain engaged in fraud, and dismissing a counterclaim filed by Mr. Lynch. The court deferred the issue of damages to further proceedings, but indicated that damages awarded may be substantially less than was claimed. In February 2024, the court held a two-week trial on damages, the Claimants sought recovery for $4 billion in losses, and the court took the issue under advisement. In May 2025, Claimants reached an agreement with Mr. Hussain to resolve claims against him. On July 22, 2025, the court issued its ruling on the quantum of damages, finding that the Lynch estate owed approximately 740 million pounds. The court set a hearing for the week of November 17, 2025, to address additional matters, including attorneys’ fees, pre-judgment interest, and the relevant date to use for the exchange rate to convert the recovery from pounds to dollars. The damages award is also subject to a set-off for prior settlements. Litigation is unpredictable, and there can be no assurance of a recovery. Any amount ultimately recovered would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential recovery. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery.
Litigation with Wilus Institute of Standards and Technology, Inc. and Sisvel International S.A. Since September 13, 2024, Wilus Institute of Standards and Technology, Inc. (“Wilus”) has filed three patent infringement lawsuits against HP in the Eastern District of Texas seeking monetary damages, injunctions and other relief. The complaints allege that HP products, that are compliant with the Wi-Fi 6 (801.11.ax) standard, infringe patents owned by Wilus. Wilus is a member of the Wi-Fi 6 patent pool administered by Sisvel International S.A. (“Sisvel”), and the patents at issue in the lawsuits are in the Sisvel Wi-Fi 6 patent pool. In December 2024, HP answered the complaints and filed counterclaims against Wilus and Sisvel, alleging that Wilus and Sisvel violated their obligations to license standard-essential patents on fair, reasonable and non-discrimination (“FRAND”) terms, and seeking a court determination of the proper FRAND rate. As of August 8, 2025, another Sisvel Wi-Fi 6 pool member Koniklijke Philips N.V. and its affiliate Philips GmbH (together, “Philips”) filed three lawsuits against HP Inc., HP Deutschland GmbH and HP International SARL, in the State Court in Munich, Germany asserting pool patents related to Wi-Fi 6 standards. Philips seeks an injunction, reporting, damages and product recall in two of its claims and hearings are scheduled on May 21, 2026 and June 11, 2026. The third claim relates to an expired patent for which Philips seeks damages, and a hearing is scheduled on July 30, 2026. As of August 26, 2025, another pool member, Huawei Technologies Co. Ltd (“Huawei”), filed two lawsuits against HP Inc. and HP Deutschland GmbH in the State Court in Munich, Germany, asserting pool patents related to Wi-Fi 6 standards. Relief sought includes an injunction, reporting, damages, product recall and/or destruction of inventory, and a hearing has been set in one case for March 26, 2026.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
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

Note 12: Guarantees, Indemnifications and Warranties
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
Cross-Indemnifications with Hewlett Packard Enterprise
On November 1, 2015, Hewlett-Packard Company completed the separation of Hewlett Packard Enterprise, Hewlett-Packard Company’s former enterprise technology infrastructure, software, services and financing businesses. The separation and distribution agreement provides for cross-indemnities between HP and Hewlett Packard Enterprise for liabilities allocated to the respective party pursuant to the terms of such agreement. For information on cross-indemnifications with Hewlett Packard Enterprise for litigation matters, see Note 11, “Litigation and Contingencies”.
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

HP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
HP’s aggregate product warranty liabilities and changes were as follows:

Nine months ended July 31, 2025
In millions
Balance at beginning of period	$550
Accruals for warranties issued	491
Adjustments related to pre-existing warranties (including changes in estimates)	(4)
Settlements made	(575)
Balance at end of period	$462

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

HP INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The discussion of financial condition and results of our operations that follows provides information that will assist the reader in understanding our Condensed Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Condensed Consolidated Financial Statements. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.
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
Since April 2025, new, substantial tariffs have been imposed on imports to the United States. We continue to evaluate and implement further mitigating actions, including potential supply chain resiliency movements and cost and pricing measures, as the tariff environment evolves. During the nine months ended July 31, 2025, we experienced higher commodity and tariff costs, which were not fully mitigated by pricing and other actions enacted during the period. Should these or other proposed or incremental tariffs, including potential retaliatory actions imposed by other countries, be implemented and sustained for an extended period of time, as proposed, enacted or otherwise, they may have a significant adverse impact to our results of operations and cash flows to the extent our efforts do not fully mitigate the effects of such tariffs.
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
Transformation Update
In November 2022, we announced our Future Ready Plan (the “Fiscal 2023 Plan” or “Future Ready”) to become a more digitally enabled company, focus investments on key growth opportunities and simplify our operating model. The Fiscal 2023 Plan, as amended on February 27, 2025, is expected to run through the end of fiscal year 2025. The three key elements of our Fiscal 2023 Plan are digital transformation, portfolio optimization, and operational efficiency. We are on track to achieve our overall program savings.
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
See “Risk Factors—Strategic and Operational Risks—We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. For more information on our Fiscal 2023 Plan, see Note 3, “Restructuring and Other Charges,” to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

CRITICAL ACCOUNTING ESTIMATES
MD&A is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management believes that there have been no significant changes during the nine months ended July 31, 2025 to the items that we disclosed as our critical accounting estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Condensed Consolidated Financial Statements see Note 1, “Basis of Presentation”, to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2025		2024		2025		2024
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue:
Products	$13,114	94.1%	$12,750	94.3%	$38,232	94.0%	$37,212	94.2%
Services	818	5.9%	769	5.7%	2,424	6.0%	2,292	5.8%
Total net revenue	13,932	100.0%	13,519	100.0%	40,656	100.0%	39,504	100.0%
Cost of net revenue:
Products(1)	10,599	80.8%	10,164	79.7%	30,800	80.6%	29,359	78.9%
Services(2)	482	58.9%	449	58.4%	1,426	58.8%	1,328	57.9%
Total cost of net revenue	11,081	79.5%	10,613	78.5%	32,226	79.3%	30,687	77.7%
Gross Margin	2,851	20.5%	2,906	21.5%	8,430	20.7%	8,817	22.3%
Research and development	406	2.9%	413	3.1%	1,204	3.0%	1,248	3.2%
Selling, general and administrative	1,452	10.4%	1,404	10.3%	4,391	10.8%	4,249	10.7%
Restructuring and other charges	110	0.9%	46	0.3%	302	0.7%	180	0.4%
Acquisition and divestiture charges	8	0.1%	22	0.2%	31	0.1%	71	0.2%
Amortization of intangible assets	159	1.1%	81	0.6%	287	0.7%	242	0.6%
Total operating expenses	2,135	15.4%	1,966	14.5%	6,215	15.3%	5,990	15.1%
Earnings from operations	716	5.1%	940	7.0%	2,215	5.4%	2,827	7.2%
Interest and other, net	(92)	(0.6)%	(113)	(0.9)%	(381)	(0.9)%	(410)	(1.1)%
Earnings before taxes	624	4.5%	827	6.1%	1,834	4.5%	2,417	6.1%
Benefit from (provision for) taxes	139	1.0%	(187)	(1.4)%	(100)	(0.2)%	(548)	(1.4)%
Net earnings	$763	5.5%	$640	4.7%	$1,734	4.3%	$1,869	4.7%
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
For the three months ended July 31, 2025, net revenue increased 3.1% (increased 3.3% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 1.7% to $5.1 billion, and net revenue from international operations increased 3.8% to $8.9 billion. The increase in net revenue was primarily driven by products net revenue due to increased units in Personal Systems as well as an increase in services net revenue due to support services on hardware devices, partially offset by a decline in Printing net revenue and unfavorable currency impacts.
For the nine months ended July 31, 2025, total net revenue increased 2.9% (increased 3.7% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 3.0% to $14.2 billion, and net revenue from international operations increased 2.9% to $26.5 billion. The increase in net revenue was primarily driven by products net revenue due to increased units in Commercial PS as well as an increase in services net revenue due to support services on hardware devices, partially offset by a decline in Printing net revenue and unfavorable currency impacts.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For the three months ended July 31, 2025, gross margin decreased by 1.0 percentage points primarily driven by products gross margin due to higher tariff costs, mix shifts towards Personal Systems and unfavorable currency impacts, partially offset by disciplined pricing actions. Services gross margin decreased due to unfavorable mix shifts.
For the nine months ended July 31, 2025, gross margin decreased 1.6 percentage points primarily driven by products gross margin due to higher commodity and tariff costs, mix shifts towards Personal Systems and unfavorable currency impacts, partially offset by disciplined pricing actions and cost savings including Future Ready transformation savings. Services gross margin decreased due to unfavorable mix shifts.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense remained flat for the three months ended July 31, 2025. R&D expense decreased 3.5% for the nine months ended July 31, 2025 primarily due to disciplined cost savings.
Selling, General and Administrative (“SG&A”)
SG&A expense increased 3.4% for the three months ended July 31, 2025 primarily due to higher variable compensation and go-to-market initiatives.
SG&A expense increased 3.3% for the nine months ended July 31, 2025 primarily due to higher litigation costs, partially offset by lower variable compensation.
Restructuring and Other Charges
Restructuring and other charges increased $64 million and $122 million for the three and nine months ended July 31, 2025, respectively, due to the February 2025 amendment of the Fiscal 2023 Plan. For more information, see Note 3, “Restructuring and other charges”, to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Acquisition and Divestiture Charges
Acquisition and divestiture charges primarily include direct third-party professional and legal fees, integration and divestiture-related costs, and non-cash adjustments to the fair value of certain acquired assets, such as inventory. Acquisition and divestiture charges for the three and nine months ended July 31, 2025 decreased by $14 million and $40 million, respectively, primarily due to reduced integration activities.

Amortization of Intangible Assets
Amortization of intangible assets increased for the three and nine months ended July 31, 2025 primarily due to impairment charges of $65 million related to acquired customer contracts, customer lists and distribution agreements within the Print segment and $27 million of technology and patents within the Corporate Investments segment.
Interest and Other, Net
Interest and other, net expense decreased $21 million and $29 million for the three and nine months ended July 31, 2025, respectively, primarily due to a gain from a single litigation matter that does not relate to HP’s ongoing business operations, partially offset by unfavorable currency impacts.
Benefit from (Provision for) Taxes
Our effective tax rate was (22.3)% for the three months ended July 31, 2025 and 5.5% for the nine months ended July 31, 2025. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three and nine months ended July 31, 2025 was primarily due to decreases in unrecognized tax benefits.
During the three and nine months ended July 31, 2025, we recorded $281 million and $315 million of net income tax benefits, respectively, related to discrete items in the provision for taxes. These amounts included income tax benefits of $243 million and $228 million related to changes in uncertain tax positions, $20 million and $58 million related to restructuring charges, and $15 million and $18 million related to the filing of tax returns in various jurisdictions for the three and nine months ended July 31, 2025, respectively. The three and nine months ended July 31, 2025 also included benefits of $55 million related to changes in valuation allowances and $22 million related to audit settlements in various jurisdictions. These benefits were partially offset by income tax charges of $80 million related to tax effects of internal reorganization for the three and nine months ended July 31, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. This legislation introduces several measures, including the permanent extension of select provisions from the Tax Cuts and Jobs Act, revisions to the international tax framework, and the reinstatement of favorable tax treatment for certain business-related items. The OBBBA contains multiple effective dates, with key provisions beginning in our fiscal year 2026. Based on our assessment, we do not anticipate a material impact on our effective tax and cash tax rates.
In December 2021, the Organisation for Economic Co-operation and Development (“OECD”) introduced model rules for a global minimum tax framework, commonly referred to as BEPS Pillar Two. Numerous governments worldwide have enacted or are in the process of enacting legislation to implement this framework. Where applicable, we plan to treat the tax as a period cost. As of July 31, 2025, we do not anticipate a material impact on our effective tax rate or cash tax payments in these jurisdictions for fiscal year 2025. Our assessment for future fiscal years may be influenced by additional legislative guidance and the enactment of further provisions within the BEPS Pillar Two framework.

Segment Information
A description of the products and services for each segment can be found in Note 2, “Segment Information” to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Personal Systems

	Three months ended July 31			Nine months ended July 31
	2025	2024	% Change	2025	2024	% Change
	Dollars in millions
Net revenue	$9,931	$9,369	6.0%	$28,179	$26,604	5.9%
Earnings from operations	$541	$617	(12.3)%	$1,457	$1,662	(12.3)%
Earnings from operations as a % of net revenue	5.4%	6.6%		5.2%	6.2%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2025	2024		2025	2024
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Commercial PS	$7,036	$6,677	3.8	$20,467	$18,964	5.6
Consumer PS	2,895	2,692	2.2	7,712	7,640	0.3
Total Personal Systems	$9,931	$9,369	6.0	$28,179	$26,604	5.9
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Three months ended July 31, 2025 compared with three months ended July 31, 2024
Personal Systems net revenue increased 6.0% (increased 6.2% on a constant currency basis) for the three months ended July 31, 2025. The net revenue increase was primarily due to a 4.9% increase in PCs unit volume driven by the Windows-based PC operating system refresh and a 2.5% increase in average selling price (“ASPs”). The increase in ASPs is primarily due to disciplined pricing actions, partially offset by unfavorable mix shift towards Consumer PS and currency impacts.
Commercial PS net revenue increased 5.4% primarily due to a 2.9% increase in units and a 4.6% increase in ASPs. The increase in ASPs is primarily due to favorable mix shifts and disciplined pricing.
Consumer PS net revenue increased 7.5% primarily due to an 8.4% increase in units, partially offset by a 0.9% decrease in ASPs. The decrease in ASPs was primarily due to unfavorable mix shifts and currency impacts, partially offset by disciplined pricing.
Personal Systems earnings from operations as a percentage of net revenue decreased by 1.2 percentage points driven by a decrease in gross margin and an increase in operating expenses as a percentage of revenue. Gross margin decreased primarily due to higher tariff costs as well as unfavorable currency impacts, partially offset by disciplined pricing actions. Operating expenses as a percentage of revenue increased primarily due to higher variable compensation and go-to-market initiatives.

Nine months ended July 31, 2025 compared with nine months ended July 31, 2024
Personal Systems net revenue increased 5.9% (increased 6.5% on a constant currency basis) for the nine months ended July 31, 2025. The net revenue increase was primarily due to a 3.4% increase in ASPs and a 3.3% increase in PCs unit volume driven by Commercial PS. The increase in ASPs is primarily due to disciplined pricing actions and favorable mix shifts towards Commercial PS, partially offset by unfavorable currency impacts.
Commercial PS net revenue increased 7.9% primarily due to a 6.3% increase in PC unit volume driven by market expansion and a 2.8% increase in ASPs. The increase in ASPs is primarily due to favorable mix shifts and disciplined pricing actions, partially offset by unfavorable currency impacts.
Consumer PS net revenue increased 0.9% due to a 2.6% increase in ASPs, partially offset by 1.7% decrease in PC unit volume as a result of our strategy to rebalance our portfolio to a more profitable mix. The increase in ASPs is primarily driven by disciplined pricing actions.
Personal Systems earnings from operations as a percentage of net revenue decreased by 1.0 percentage points driven by a decrease in gross margin, partially offset by a decrease in operating expenses as a percentage of revenue. Gross margin decreased primarily due to higher commodity and tariff costs as well as unfavorable currency impacts, partially offset by disciplined pricing actions. Operating expenses as a percentage of revenue decreased primarily driven by lower go-to-market initiatives and variable compensation as well as cost savings including Future Ready transformation savings.

Printing

	Three months ended July 31			Nine months ended July 31
	2025	2024	% Change	2025	2024	% Change
	Dollars in millions
Net revenue	$3,986	$4,143	(3.8)%	$12,436	$12,886	(3.5)%
Earnings from operations	$689	$715	(3.6)%	$2,313	$2,416	(4.3)%
Earnings from operations as a % of net revenue	17.3%	17.3%		18.6%	18.7%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2025	2024		2025	2024
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$2,604	$2,703	(2.4)	$8,155	$8,430	(2.1)
Commercial Printing	1,113	1,147	(0.8)	3,424	3,579	(1.2)
Consumer Printing	269	293	(0.6)	857	877	(0.2)
Total Printing	$3,986	$4,143	(3.8)	$12,436	$12,886	(3.5)
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Three months ended July 31, 2025 compared with three months ended July 31, 2024
Printing net revenue decreased 3.8% (decreased 3.4% on a constant currency basis) for the three months ended July 31, 2025. The decrease in net revenue was driven by Supplies, Commercial Printing, and Consumer Printing as well as unfavorable currency impacts. Net revenue for Supplies decreased 3.7%, primarily due to decline in the installed base and usage as well as unfavorable currency impacts, partially offset by disciplined pricing actions. Printer units decreased by 9.5% primarily due to demand softness, while ASPs increased by 3.7% driven by Commercial Printing.
Net revenue for Commercial Printing decreased 3.0%, primarily due to an 11.5% decrease in printer unit volume due to demand softness, partially offset by a 6.9% increase in ASPs. The increase in ASPs was primarily driven by favorable mix shifts towards industrial solutions.
Net revenue for Consumer Printing decreased 8.2%, primarily due to an 8.3% decrease in printer unit volume due to demand softness while ASPs remained flat.
Printing earnings from operations as a percentage of net revenue remained flat for the period, including both gross margin and operating expenses as a percentage of revenue.
Nine months ended July 31, 2025 compared with nine months ended July 31, 2024
Printing net revenue decreased 3.5% (decreased 2.2% on a constant currency basis) for the nine months ended July 31, 2025. The decrease in net revenue was driven by Supplies and Commercial Printing as well as net unfavorable currency impacts. Net revenue for Supplies decreased 3.3%, primarily due to decline in the installed base and usage as well as unfavorable currency impacts, partially offset by disciplined pricing actions. Printer hardware ASPs decreased 3.9% and printer unit volume decreased 1.3% primarily driven by demand softness. The decrease in ASPs was primarily due to unfavorable mix shifts towards Consumer Printing, competitive pricing and currency impacts.
Net revenue for Commercial Printing decreased by 4.3%, primarily due to a 4.1% decrease in printer unit volume and a 2.0% decrease in ASPs. The decrease in ASPs was primarily driven by competitive pricing, partially offset by favorable mix shifts.

Net revenue for Consumer Printing decreased 2.3%, primarily due to a 2.7% decrease in ASPs, while printer unit volume remained flat. The decrease in ASPs was primarily driven by unfavorable currency impacts, mix shifts, and competitive pricing.
Printing earnings from operations as a percentage of net revenue decreased 0.1 percentage points driven by a decrease in gross margin, partially offset by a decrease in operating expenses as a percentage of revenue. The decrease in gross margin is primarily due to unfavorable mix shifts and higher tariff costs, partially offset by cost savings including Future Ready transformation savings. Operating expenses as a percentage of revenue decreased primarily due to lower variable compensation and the receipt of a government grant in the current period.
Corporate Investments
The loss from operations in Corporate Investments for the three and nine months ended July 31, 2025 was primarily due to expenses associated with our incubation projects and investments in digital enablement.

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
Liquidity
Our cash, cash equivalents and restricted cash and total debt were as follows:

	As of
	July 31, 2025	October 31, 2024
	In millions
Cash and cash equivalents	$2,871	$3,238
Restricted cash	$3	$15
Total debt	$9,602	$9,669

Our key cash flow metrics were as follows:

	Nine months ended July 31
	2025	2024
	In millions
Net cash provided by operating activities	$2,073	$2,126
Net cash used in investing activities	(1,113)	(514)
Net cash used in financing activities	(1,339)	(1,966)
Net decrease in cash, cash equivalents and restricted cash	$(379)	$(354)
Operating Activities
Compared to the corresponding period in fiscal year 2024, net cash provided by operating activities decreased $0.1 billion for the nine months ended July 31, 2025, primarily due to working capital impacts and lower net earnings, partially offset by changes in receivables from contract manufacturers.

Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	July 31, 2025	October 31, 2024	Change	July 31, 2024	October 31, 2023	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	33	33	—	31	28	3	2
Days of supply in inventory (“DOS”)	68	63	5	67	57	10	1
Days of purchases outstanding in accounts payable (“DPO”)	(138)	(138)	—	(131)	(117)	(14)	(7)
Cash conversion cycle	(37)	(42)	5	(33)	(32)	(1)	(4)
July 31, 2025 as compared to July 31, 2024
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for credit losses, by a 90-day average net revenue. The increase in DSO was primarily due to lower factoring.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. The increase in DOS was primarily due to higher inventory in-transit and tariff mitigation actions.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. The increase in DPO was primarily due to higher purchasing volumes.
Investing Activities
Compared to the corresponding period in fiscal year 2024, net cash used in investing activities increased by $0.6 billion for the nine months ended July 31, 2025, primarily due to collateral posted for derivative instruments of $0.3 billion, higher investment in property, plant, equipment and purchased intangible of $0.3 billion, and payments made in connection with business acquisitions of $0.1 billion.

Financing Activities
Compared to the corresponding period in fiscal year 2024, net cash used in financing activities decreased by $0.6 billion for the nine months ended July 31, 2025, primarily due to a $0.9 billion decrease in share repurchases, partially offset by higher net debt repayments of $0.2 billion.
Share Repurchases and Dividends
During the nine months ended July 31, 2025, HP returned $1.2 billion to shareholders in the form of cash dividends of $0.8 billion and share repurchases of $0.4 billion. As of July 31, 2025, HP had approximately $8.9 billion remaining under the share repurchase authorization approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 9, “Stockholders’ Deficit”, to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Capital Resources
Debt Levels

	As of
	July 31, 2025	October 31, 2024
	Dollars in millions
Short-term debt	$820	$1,406
Long-term debt	$8,782	$8,263
Weighted-average interest rate	4.6%	4.5%
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure.
Our weighted-average interest rate reflects the effective rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 7, “Financial Instruments”, to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of July 31, 2025, we maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility which will be available until August 1, 2029. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
Available Borrowing Resources
As of July 31, 2025, we had available borrowing resources of $1.1 billion from uncommitted lines of credit in addition to funds available under the revolving credit facility.
For more information on our borrowings, see Note 8, “Borrowings”, to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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

CONTRACTUAL AND OTHER OBLIGATIONS
Retirement and Post-Retirement Benefit Plan Contributions
As of July 31, 2025, we anticipate making contributions for the remainder of fiscal year 2025 of approximately $4.0 million to our non-U.S. pension plans and $10.0 million to cover benefit payments to U.S. non-qualified pension plan participants. Our policy is to fund our pension plans so that we meet the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
Cost Savings Plan
As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.2 billion. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of July 31, 2025, we had approximately $837 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these liabilities would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 4, “Taxes on Earnings”, to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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
HP utilizes certain third-party arrangements in the normal course of business as part of HP’s cash and liquidity management and also to provide liquidity to certain partners to facilitate their working capital requirements. For more information on our third-party short-term financing arrangements, see Note 5, “Supplementary Financial Information”, to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

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
Material Weakness
As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024, we identified a material weakness in internal control over financial reporting. The material weakness resulted from undue reliance on information generated from certain software solutions affecting various financial statement line items as well as net revenue without effectively designed information technology (“IT”) general controls specifically around user access and change management and job schedule monitoring IT operations. As of July 31, 2025, the Company has concluded that the previously identified material weakness was not remediated. As a result of the material weakness, the application controls and IT dependent manual controls that rely upon information from affected IT applications were also deemed ineffective.
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
Changes in Internal Control over Financial Reporting
Other than the material weakness described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 11, “Litigation and Contingencies” to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

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
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases that settled during the three months ended July 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
May 2025	5,484	$27.35	5,484	$8,911,940
June 2025	—	$—	—	$8,911,940
July 2025	—	$—	—	$8,911,940
Total	5,484		5,484
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On August 27, 2024 HP’s Board of Directors increased HP’s share repurchase authorization to $10.0 billion inclusive of the amount remaining under previously authorized share repurchases. In the three months ended July 31, 2025, we returned $0.2 billion to shareholders through the repurchase of 5.5 million shares on the open market.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. On June 30, 2025, Enrique Lores, our President and Chief Executive Officer, adopted a written plan for the sale of up to (i) 34,282 shares of our common stock; (ii) 185,318 shares of our common stock underlying time-based restricted stock units; (iii) 179,261 shares of our common stock underlying performance adjusted restricted stock units, plus any additional shares that vest based on the achievement of the relevant performance criteria; and (iv) shares of our common stock underlying any dividend equivalent units that accrue with respect to (ii) and (iii). The plan is scheduled to commence on September 29, 2025 and is scheduled to expire on June 30, 2026, or on any earlier date on which all of the shares have been sold. On June 25, 2025, Anneliese Olson, our President of Imaging, Printing & Solutions, adopted a written plan for the sale of up to 57,617 shares of our common stock underlying time-based restricted stock units and shares of our common stock underlying any dividend equivalent units that accrue with respect to such awards. The plan is scheduled to commence on October 29, 2025 and is scheduled to expire on December 31, 2025, or on any earlier date on which all of the shares have been sold. These plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits.
The Exhibit Index beginning on page 54 of this report sets forth a list of exhibits.

HP INC.
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant’s Restated Certificate of Incorporation.	8-K	001-04423	3.2	April 25, 2024
3(b)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	June 25, 2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).†

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
Date: August 27, 2025