Form 10-K
period 2025-10-31
HP INC
filed 2025-12-10
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $24,121,817,659 based on the last sale price of common stock as of April 30, 2025.
The number of shares of HP Inc. common stock outstanding as of December 1, 2025 was 917,984,523 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant’s definitive proxy statement related to its 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of October 31, 2025 are incorporated by reference into Part III of this Report.
III

HP INC. AND SUBSIDIARIES
Form 10-K
For the Fiscal Year ended October 31, 2025
In this report on Form 10-K, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Annual Report on Form 10-K, including “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, they could affect the business and results of operations of HP Inc. and its consolidated subsidiaries which may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings (including the Fiscal 2023 Plan and the Fiscal 2026 Plan (as defined herein)), net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, demand, performance, market share or competitive performance relating to products or services; any statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; any statements regarding current or future macroeconomic trends or events, including global trade policies, and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims, disputes or other litigation matters; any statements of expectation or belief as to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing.
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
•the use of artificial intelligence;
•the impact of macroeconomic and geopolitical trends, changes and events, including global trade policies, the ongoing military conflict in Ukraine, continued instability in the Middle East or tensions in the Taiwan Strait and South China Sea and the regional and global ramifications of these events;
•volatility in global capital markets and foreign currency, changes in benchmark interest rates, the effects of inflation and instability of financial institutions;
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

•the results of our restructuring plans (including the Fiscal 2023 Plan and Fiscal 2026 Plan), including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of our restructuring plans;
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
•our aspirations related to environmental and societal matters;
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
HP’s Fiscal 2023 Plan included HP's efforts to take advantage of future growth opportunities, including but not limited to, investments to drive growth, investments in our people, improving product mix, driving structural cost savings and other productivity measures. HP’s Fiscal 2026 Plan includes HP’s efforts to drive customer satisfaction, product innovation and productivity through artificial intelligence adoption and enablement, and cost savings associated with the Fiscal 2026 Plan represent gross reductions in costs from these measures. Structural cost savings represent gross reductions in costs driven by operational efficiency, digital transformation, and portfolio optimization. These initiatives include but are not limited to workforce reductions, platform simplification, programs consolidation and productivity measures undertaken by HP, which HP expects to be sustainable in the longer-term. These structural cost savings are net of any new recurring costs resulting from these initiatives and exclude one-time investments to generate such savings. HP’s expectations on the longer-term sustainability of such structural cost savings are based on its current business operations and market dynamics and could be significantly impacted by various factors, including but not limited to HP’s evolving business models, future investment decisions, market environment and technology landscape.

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
We have three reportable segments: Personal Systems, Printing and Corporate Investments.
Personal Systems
Personal Systems offers desktops, notebooks, and workstations (including HP’s portfolio of AI PCs and workstations), thin clients, retail point-of-sale (“POS”) systems, displays, hybrid systems, software, solutions including endpoint security and services. We provide lifecycle services including support and deployment, configurations, and extended warranty services. We support a multi-operating system and multi-architecture strategy, primarily using Microsoft Windows and Google Chrome operating systems. Our platforms incorporate processors from Intel, and AMD, including integrated AI acceleration, as well as NVIDIA GPUs for advanced graphics and compute workloads.
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
•    Consumer PS consists of devices, accessories and services which are designed for consumer usage, focusing on gaming, learning and working remotely, consuming multi-media for entertainment, managing personal life activities, sharing information and staying connected, informed, and secure. These devices include our new Omni consumer PC portfolio, the Omen and Victus gaming lines, and HP’s Spectre, Envy, Pavilion and Chromebook PCs.
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
•Home Printing Solutions delivers innovative and security enhanced printing products, supplies, services and solutions for the home, home business and micro business customers.
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
Corporate Investments
Corporate Investments includes certain business incubation projects and investments in digital enablement.
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
Printing. The markets for printer hardware and associated supplies are highly competitive. Printing’s key customer segments each face competitive market pressures in pricing and the introduction of new products. Our primary competitors include Brother Industries, Ltd., Canon Inc., Pantum International Limited, Seiko Epson Corporation, The Ricoh Company Ltd., and Xerox Corporation Ltd. In addition, independent suppliers offer non-original supplies (including imitation, refill and remanufactured alternatives), which are often available for lower prices, but which can also offer lower print quality and reliability compared to HP original inkjet and toner supplies. These and other competing products are often sold alongside our products through online or omnichannel resellers, retailers or distributors, or such resellers, retailers and distributors may highlight the availability of lower cost non-original supplies. Our competitive advantages include our comprehensive high-quality solutions for the home, office and publishing environments, our innovation, and research and development capabilities including security features, sustainability, our brand, and the accessibility of our products through a broad-based distribution strategy from retail and commercial channels to direct sales.
Sales, Marketing and Distribution
We manage our business and report our financial results based on the business segments described above. Our customers are organized by consumer and commercial groups, and sales of HP products, solutions and services may be fulfilled directly by HP or indirectly through a variety of partners, utilizing their own physical or internet stores or an omnichannel combination of the two, including:
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

The majority of our overall revenue is made through channel resellers, however, the mix of our revenue generation conducted by direct sales or channel sales differs by business and geographic market. We believe that customer buying patterns and different geographic market conditions require us to tailor our sales, marketing and distribution efforts to the geographic market and sub-geographic specificities for each of our businesses. We are focused on driving the depth and breadth of our market coverage while identifying efficiencies and productivity gains in both our direct and indirect routes to market. Our businesses collaborate to accomplish strategic and process alignment where appropriate. For example, we typically assign an account manager to manage relationships across our business with large enterprise customers. The account manager is supported by a team of specialists with product and services expertise and drives both direct and indirect sales to their assigned customers. For other customers and for consumers, we typically manage both direct online sales as well as channel relationships, whereby retailers mainly target consumers and SMBs and commercial resellers mainly target SMBs, mid-market accounts, public sector and large enterprises.
Manufacturing and Materials
We utilize outsourced manufacturers around the world to manufacture HP-designed products to generate cost efficiencies, reduce time to market, and maintain flexibility in our supply chain and manufacturing processes. We also manufacture finished products from components and sub-assemblies that we acquire from a wide range of vendors.
We utilize two primary methods of fulfilling demand for products: building products to order and configuring products to order. Building products to order maximizes manufacturing and logistics efficiencies by producing high volumes of basic product configurations. Alternatively, configuring products to order enables products to match a customer’s hardware and software customization requirements. Additionally, while most of our products have existing or readily available alternative sources of supply, in some cases, where multiple sources of supply are not available, our components are obtained from a single source or limited number of sources if we believe it is advantageous to do so based on technology, availability, price, quality or other considerations.
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
Intellectual Property
We seek patent protection for inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will maintain or improve our competitive position. As of October 31, 2025, our worldwide patent portfolio included over 16,000 patents which expire at various dates, generally 20 years from their original filing dates.
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
Sustainable Impact Activities
At HP, we believe how we do things is just as important as what we do. Our Sustainable Impact strategy focuses on empowering customers, enhancing our value chain, and advancing societal impact. For more information on our sustainability strategy and performance, see our annual Sustainable Impact Report, available on our website (which is not incorporated by reference herein).
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
Human Capital
HP employs approximately 55,000 employees worldwide. Together, they power HP’s innovation and perspectives to create breakthrough technologies and transformative solutions that we believe will drive our long-term success. We strive to attract, retain and advance exceptional talent by providing engaging work experiences that help our employees thrive. To deliver on these priorities, HP senior leaders are accountable for meeting management objectives for employee engagement and leadership development.
Employee Engagement
We regularly collect feedback from employees to better understand and improve their workplace experiences and to identify ways to strengthen our culture. We take action to address their ideas, suggestions, and concerns collected through our employee surveys and pulse polls and continue to be certified as a Great Place to Work.
Talent Development
We have a multi-faceted talent, learning, and skill-development strategy. We emphasize different backgrounds, experience, and perspectives in our senior talent pipeline and invest in targeted approaches such as leadership assessments, external education opportunities, coaching, job rotations, and immersive, experiential learning to ensure our executives are equipped to lead HP, both now and in the future. We also support employees through an extensive portfolio of internal and external development programs designed to accelerate career growth and enhance technical and digital capabilities. Additionally, we prepare new people managers with development experiences designed, among other things, to build coaching skills and foster trust and belonging.
In addition to skill development resources, HP also offers formal education assistance through our Degree Assistance Program which provides employees with the opportunity to participate in higher academic education.
Inclusion
Innovation at HP comes from the different perspectives, backgrounds, knowledge, and experiences of our employees that make up our globally connected workforce. We aim for an inclusive workforce that allows us to remain responsive to the marketplace, driving innovation to meet their evolving needs.
Supported by leadership, the company’s global inclusion strategy focuses on locally implemented processes, while maintaining organizational consistency with policies, practices, and services. Programs, strategic partnerships, and Business Resource Groups are key components of our strategy to attract, develop, and retain talent and provide the foundation for a positive culture of inclusion and respect.
Pay Equity
People should be paid equitably for their work, regardless of their gender, race, or other personal characteristics. We benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience, the location of their job, and performance. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to help ensure our pay is fair and equitable.
Since 2016, we also have reviewed employees’ compensation with independent third-party experts to support equitable pay practices. We have expanded our annual pay equity assessment to include additional countries representing a majority of our global workforce.
Health, Safety, and Wellness
HP is committed to the health and safety of our employees through robust training programs, clear communication of standards, and leadership engagement. Our environmental, health, and safety leadership team uses our global injury and illness reporting system to assess worldwide and regional trends as a part of quarterly reviews. We focus on reducing and effectively managing risks at HP-owned and partner-owned manufacturing facilities.
The holistic wellbeing of our employees is vital to HP’s success. Our global wellness program is designed to serve the needs of our evolving workforce and culture through opportunities for employees to prioritize wellness across five pillars of well-being: emotional, financial, life balance, physical health, and social and community. Throughout the year, we encourage healthy behaviors across the five pillars of wellness through regular communications, educational sessions, voluntary progress tracking, personal challenges, and other incentives. In addition, we provide specialized programs and campaigns, all with the help of HP-provided mindfulness apps, targeted mental health support, individual assessments, and expanded financial wellbeing programs.
Information about our Executive Officers
The following are our current executive officers:
Manpreet S. Grewal; age 46; Chief Accounting Officer and Global Controller
Mr. Grewal has served as Chief Accounting Officer and Global Controller since July 2025. Previously, he served as Vice President, Controller & Chief Accounting Officer at United States Steel Corporation, a provider of steel products and solutions to various industries, since March 2020. Prior to U.S. Steel, Mr. Grewal served as Vice President, Controller and Chief Accounting Officer at Covanta, a renewable energy and waste management company, from 2017 to March 2020.
Julie Jacobs; age 59; Chief Legal Officer and General Counsel
Ms. Jacobs has served as Chief Legal Officer and General Counsel since October 2022. Previously, Ms. Jacobs served as Senior Executive Vice President, General Counsel and Corporate Secretary of Yahoo, a leading internet, media, and technology company, from September 2021 to October 2022. Prior to Yahoo, Ms. Jacobs served as Executive Vice President and General Counsel of Verizon Media, a global media and technology company, from June 2017 to September 2021. Prior to Verizon Media, Ms. Jacobs spent over 16 years in various senior legal roles at AOL, a global internet, media and technology company, including serving as AOL’s Executive Vice President, General Counsel, and Corporate Secretary from May 2010 to June 2017.
Enrique Lores; age 60; President and Chief Executive Officer
Mr. Lores has served as President and Chief Executive Officer since November 2019. Throughout his over 30-year tenure with the company, Mr. Lores held leadership positions across the organization, serving as President, Printing, Solutions and Services from November 2015 to November 2019, and prior to that role, leading the Separation Management Office for HP Inc. Previously, Mr. Lores was the Senior Vice President and General Manager for Business Personal Systems. Before his Business Personal Systems role, Mr. Lores was Senior Vice President of Customer Support and Services.
David McQuarrie; age 50; Chief Commercial Officer
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
Anneliese Olson; age 54; President, Imaging, Printing & Solutions
Ms. Olson has served as President of Imaging, Printing and Solutions since November 2024 and has over 28 years of experience at the Company. Previously, she served as Senior Vice President & Managing Director, North America Market since September 2023, and prior to that as Senior Vice President & Chief Operating Officer, Worldwide Print from November 2019 to April 2022.

Karen L. Parkhill; age 60; Chief Financial Officer
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
Ketan Patel; age 51; President, Personal Systems
Mr. Patel has served as President, Personal Systems since November 2025 and has over 20 years of experience at the Company. Most recently, he served as Senior Vice President and Chief Operating Officer, Global Personal Systems, since November 2022 and prior to that, as SVP and Managing Director of HP’s India Market since August 2020, as well as numerous other leadership positions in the Personal Systems business.
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

ITEM 1A. Risk Factors.
The following discussion of risk factors contains forward-looking statements. These risk factors may be important for understanding any statement in this Form 10-K or elsewhere. The following information should be particularly read in conjunction with Part I, Item I, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future.
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
To execute our strategy, we must, among other things, optimize our cost structure, make long-term investments, develop or acquire and appropriately protect intellectual property, commit significant research and development and other resources, evolve our go-to-market strategy and business model to meet changing market dynamics, forces and demand. In addition, we need to innovate, develop and execute on evolutionary strategies in a rapidly changing and increasingly hybrid environment, seize on disruptive opportunities and effectively respond to secular trends and shifts in customer preferences. Our financial performance will depend in part on our ability to remain competitive in offerings geared towards new or emerging market trends, such as artificial intelligence, hybrid consumption and digital employee experience. For example, in fiscal year 2025 we experienced challenges from changing customer behaviors and we believe we and others in our industry face continuing secular challenges related to, among other things, decreased demand for printing products and solutions as a result of increased digitization, hybrid work, increasing competition from generic alternatives and customer preferences shifting from traditional disposable ink cartridge printers to refillable big tank printers. We also seek to ensure our existing offerings in this space, such as managed services and print software, remain sufficiently differentiated and profitable. Our efforts to mitigate the impact of these challenges, such as by seeking to increase our margin and market share, particularly in big tank printers, and drive demand in software and subscription services or other recurring-revenue based business models, offering higher profitability, may not be successful. While our big tank printers typically have a higher initial margin than our traditional in cartridge printers, they do not result in follow-on sales of high margin traditional ink cartridges and, as a result, may have lower overall device lifetime profitability. Also, shifting to recurring-revenue based business may require us to forego upfront revenue and invest in platforms and systems that enable subscription sales. In addition, we may be unable to successfully execute our strategy, sufficiently invest in, prioritize research and development, market and scale, or accurately project the financial performance of our key growth areas, other strategic growth initiatives and existing offerings, accurately predict technological or business trends or control costs. Moreover, the process of developing new high-technology products, services and solutions and enhancing existing products, services and solutions, including through the introduction of AI capabilities, is complex, costly and uncertain, and we may be unable to anticipate or respond to customers’ changing needs, accurately identify emerging technological trends or accurately project the demand, pricing, or other market dynamics of such trends. Our ability to successfully offer our products, services and solutions in this rapidly evolving market requires an effective planning, forecasting, and management process to enable us to effectively calibrate and adjust our business and business models in response to fluctuating market opportunities and conditions. This effort includes execution of effective go-to-market plans, which may require us to evolve our talent and capabilities, incentive plans (especially for evolution to recurring revenue business), and coverage models. In addition, we may be unable to appropriately prioritize and balance our initiatives or effectively manage change throughout our organization.
Our industry is subject to rapid and substantial innovation, technological change and customer preferences. Even if we successfully develop new products, future products, solutions and technologies, including those created by our competitors, may eventually supplant ours if we are unable to keep pace with technological advances and end-user requirements and preferences and timely enhancement of our existing products and technologies or develop new ones. As a result, we could lose market share and certain of our products, solutions and technologies may be rendered uneconomical or obsolete.
After we develop a product, we must be able to quickly manufacture appropriate volumes while also managing costs and preserving or improving margins. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer and legal requirements, and we may not succeed in doing so within a given product’s lifecycle or at all. Any delay in the development, production or marketing of a new product, service or solution could result in us not being among the first to market, which could further harm our competitive position. Moreover, new products and services may replace or supersede existing offerings and may not be profitable. Even if they are profitable, the operating margins may not be as high as the historical or anticipated margins.

We expect the proliferation of AI to have a significant impact on our industry and the markets in which we compete, and the development and use of AI presents competitive, reputational, and liability risks.
We believe the proliferation of AI, especially as it relates to our product and solutions offerings, will continue to have a significant impact on customer preferences and market dynamics in our industry, and our ability to effectively compete in this space will be critical to our financial performance. We also believe that the effective use of AI in our internal operations is important to our long-term success. We are working to incorporate AI capabilities into our consumer and commercial products and solutions, as well as across the company in our own internal operations, and our research into and continued development of such technologies remain ongoing. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its rate and success of adoption, and therefore our business, and there is no guarantee that our use of AI or incorporation of AI capabilities into our products and solutions will benefit our business operations or result in products and solutions that are preferred by our customers. We have invested, and expect to continue to invest, significant resources to build and support our AI products. If our AI products fail to operate as anticipated or as well as competing products or otherwise do not meet customer needs or if we are unable to bring AI-enabled products and solutions to market as effectively, or with the same speed or in the same volumes, as our competitors, we may fail to recoup our investments in AI or improve our financial performance, our competitive position may be harmed, and our business and reputation may be adversely impacted. For example, the accelerated rate of innovation of components from our suppliers may result in higher defects or failure of our offerings to perform, which could cause us to incur increased warranty costs, inventory provisions or impairments and could impact future sales. Moreover, our actions to drive demand to AI products may result in cannibalization of demand for our traditional, non-AI products, which may result in lower net revenues and/or profit margins.
In addition, AI algorithms may be flawed. Datasets may be insufficient or contain biased information. AI models deployed by us or our partners may lead to unexpected or unintended outcomes that could erode trust in our AI products and solutions and potentially cause harm to individuals or society. These deficiencies and other failures of AI systems, or the use of AI systems, could subject us to competitive harm, regulatory action, legal liability, including under new proposed legislation regulating AI in jurisdictions such as the U.S. and European Union, new applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm. Additionally, our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain AI capabilities into our products and solutions. Proliferating export controls, including controls on certain rare earth elements, designed to limit the diffusion of advanced technology, can impact speed on AI innovation and capabilities by controlling hardware capable of supporting advanced AI technology. Some AI capabilities also present ethical issues, and we may be unsuccessful in identifying or resolving issues before they arise. If we enable or offer AI products or solutions or implement AI capabilities in our internal operations that are controversial because of their impact on human rights, the environment, competition, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm or greater employee attrition.
We are heavily dependent on third-party suppliers and supply chain issues have adversely affected, and could adversely affect in the future, our financial results.
We have at times operated in a supply-constrained environment and have faced, and may face in the future, component shortages, logistics challenges and manufacturing disruptions that impact our revenues, profitability and cash flows. We are heavily dependent on third-party suppliers and their ability to deliver sufficient key components, products and services at reasonable prices and in time for us to meet schedules for the delivery of our products and services. In addition, our operations depend on our ability to anticipate and our suppliers’ ability to fulfill, our needs for sufficient key components, products and services (including sourcing matched sets). Given the wide variety of products and services we offer, the large and diverse distribution of our suppliers and contract manufacturers, and the long lead times required to manufacture, assemble and deliver certain components and products, problems have and could continue to arise in production, planning and inventory management. Third-party suppliers may have limited financial resources to withstand challenging business conditions, particularly as a result of increased interest rates, emerging market volatility or changes in global trade policies, or global pandemics or other public health crises, and our business could be negatively impacted if key suppliers are forced to cease or limit their operations. Changes or additions to our supply chain require considerable time and resources and involve significant risks and uncertainties.
We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of competitive pricing pressures and increases in component and manufacturing costs, resulting from market dynamics, especially increasing memory and storage costs and potential supply chain constraints in our Personal Systems business, and higher labor and material costs borne by our manufacturers and suppliers that we are unable to pass on to our customers. Our business may be disrupted if we are unable to obtain equipment, parts or components from our suppliers—and our suppliers from their suppliers—due to the insolvency of key suppliers or the inability of key suppliers to obtain credit, or if any of our distributors lack sufficient financial resources to withstand economic weakness. In addition, our ongoing efforts to optimize the efficiency of our supply chain for cost or redundancy could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Furthermore, certain of our suppliers and OMs may decide to discontinue business with us or limit the allocation of products to us, which could result in our inability to fill our supply needs, jeopardizing our ability to fulfill our contractual obligations, which could in turn, result in a decrease in sales, profitability and cash flows, contract penalties or terminations, and damage to customer relationships.

In addition, our business is subject to the following specific supply chain related risks:
•Component shortages. We have at times experienced and may in the future experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, disputes with suppliers (some of whom are also our customers), disruptions in the operations of component suppliers, supplier ability to demonstrate regulatory compliance, regulatory or other trade restrictions on specific components in certain markets, other problems experienced by suppliers or problems we face during the transition to new suppliers. For example, a market shortage of integrated circuits and panels and other component supply has at times affected, and may affect in the future, lead times, the cost of that supply, and our ability to meet customer demand for our products. Additionally, our Personal Systems business relies heavily upon OMs to manufacture our products and we are therefore dependent upon the continuing operations of those OMs. We represent a substantial portion of the business for certain OMs, and changes to the nature or volume of our business transactions with a particular OM could adversely affect the OM and lead to shortages or delays in receiving component products from that OM. Increased demand for particular components due to industry trends, including components required for the operation of AI, may lead to shortages, delays, and price increases. Our anticipation of these and other supply chain dynamics may result in us purchasing components in greater volumes and on earlier schedules in order to secure an adequate supply, which could adversely affect our working capital and cash flow. If shortages or delays in component products occur, the price of certain components may increase, we may be exposed to quality issues, we may be required to change suppliers or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, we may lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers due to such component shortages or delays. If we cannot adequately address a component supply issue, we may have to re-engineer some product or service offerings, which could result in further costs and delays.
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
•Contingent workers. We also rely on third-party suppliers for the provision of contingent workers, and our failure to effectively manage this workforce could adversely affect our financial results. Our ability to manage the costs associated with engaging a contingent workforce may be impacted by evolving local labor laws.
•Working conditions, human rights and materials sourcing. Our brand perception, customer loyalty and legal compliance could be adversely impacted by a supplier’s improper practices or failure to comply with our requirements for responsible practices and sourcing, including sub-tier sourcing.
•Single-source suppliers. We obtain a significant number of components from a single source due to technology, availability, price, quality or other considerations. For example, we rely on Canon for certain laser printer engines and laser toner cartridges and certain key suppliers for application specific integrated circuits (“ASICs”). We also rely on Intel, AMD, and NVIDIA, or other suppliers to provide us with a sufficient supply of processors for the majority of our PCs and workstations. Some of those processors may be customized for our products. New products that we introduce may utilize custom components obtained initially from only one source until we have determined whether there is a need for additional suppliers. Replacing a single-source supplier could delay production of some products as replacement suppliers may be subject to capacity constraints or other output limitations. For some components, alternative sources may not exist or may be unable to produce the quantities of those components necessary to satisfy our production requirements. In certain circumstances, we purchase components from single-source suppliers under short-term agreements that contain favorable pricing and other terms, but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of single-source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of our components. The loss of, deterioration of our relationship with, or limits in allocation by, a single-source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single-source supplier could adversely affect our business and financial performance. An adverse litigation outcome, including an injunction in an IP litigation, against a single-source supplier, could also significantly impact our ability to make and sell products utilizing that supplier’s components.
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
•International trade restrictions. Restrictions on international trade, such as tariffs and other controls on imports or exports of goods, technology or data have and may continue to, materially adversely affect our supply chain. The impact has been particularly significant for the restrictive measures that apply to countries and regions where we have significant supply chain operations. Restrictive measures have and may continue to increase the cost of our products and the components and raw materials that go into them, and can require us to take various actions, including changing suppliers, restructuring business relationships and operations, and ceasing to offer and distribute affected products and services. Changing our business model and supply chain to comply with and seek to offset the impact of new or revised trade restrictions has been, and may continue to be, expensive, time-consuming and disruptive to our business, and may not be successful in offsetting or mitigating these impacts. The impact of changes we make in this regard will not be immediate, and, even if successful, we expect it will take time for any offsetting impacts to take full effect. Moreover, such restrictions can be announced with little or no advance notice, which can create additional uncertainty.
Our business and financial performance could suffer if we do not manage the risks associated with our services businesses properly.
The success of our services business (such as our managed print and device services, lifecycle services, digital services, consumer subscriptions and other services and solutions for both Printing and Personal Systems) depends to a significant degree on attracting, retaining, and maintaining or increasing the level of revenues from our customers. Our standard services agreements are generally renewable at a customer’s option and/or subject to early termination rights. We may not be able to retain or renew services contracts with our customers, or our customers may reduce the scope of the services for which they contract. Factors that may influence contract termination, non-renewal or reduction include business downturns, dissatisfaction with our services or products, our retirement or lack of support for our services, our customers selecting alternative technologies, the cost of our services as compared to our competitors, general market conditions, a lower than investment grade credit rating or other reasons. We may not be able to replace the revenue and earnings from lost customers or reductions in services. While our services agreements may include penalties for early termination, these penalties may not fully cover our investments in these businesses. Our customers could also delay or terminate implementations or use of our services or choose not to invest in additional services from us in the future. In addition, the pricing and other terms of certain services agreements require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Any increased or unexpected costs or unanticipated delays in connection with the performance of these contracts, such as increased costs resulting from new or increased tariffs or other trade restrictions, which may increase as services become more customized, have in the past made, and could in the future make, these agreements less profitable or unprofitable. Certain service-oriented business models, such as the “device as a service” model under which customers are provided with a hardware device for a periodic fee within a managed solution that provides professional services, software, support, monitoring and other services, may not generate net new sales for customers who previously purchased our hardware transactionally. The device as a service model also requires the participation of a third-party financing provider, and we may face challenges in finding such providers who are willing to provide financing on acceptable terms or at all. In addition, from time to time we offer new services for which customer demand and adoption rates are difficult to predict, and we may not be able to scale these services as we expect. As a result, we may not generate the revenues, profits or cash flows we may have anticipated from our services business within the expected timelines, if at all.
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
In the course of conducting our business, we must address quality and security issues associated with our products and services, including potential flaws in our engineering, design and manufacturing processes, unsatisfactory performance under service contracts, and unsatisfactory performance or malicious acts by third-parties. Many of our products and services, including those which incorporate AI capabilities, are dependent on third-party software, including from Microsoft and Google, to function as intended, and product issues also sometimes result from the interaction between our products and software and third-party products and software. Our business is also exposed to the risk of defects in third-party components or materials included in our products, including security vulnerabilities. The products and services that we offer are complex, and our regular testing and quality control efforts may not be completely effective in controlling or detecting all quality and security issues or errors, particularly with respect to undiscovered defects or security vulnerabilities in components manufactured by third parties.
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
We are subject to third party claims that we or customers indemnified by us are infringing upon IP rights. We have seen an increasing trend of patent assertion entities and operating companies with licensing businesses engaging in claims of infringement and assertion of patents to extract settlements including the assertion of patents related to standardized technologies, such as Wi-Fi or video. The patent litigation environment has also become more challenging due to the increasing use of venues with procedural and substantive rules and practices more favorable for patent asserters, including the availability of preliminary and permanent injunctions for non-competitors. If we cannot or do not license allegedly infringed IP at all or on reasonable terms, or if we are required to substitute technology from another source or disable allegedly IP protected functionality, our operations could be adversely affected.

Even if we believe that IP claims are without merit, they can be time-consuming and costly to defend and may divert management’s attention and resources away from our business. Claims of IP infringement may require us to redesign affected products, enter into costly settlements or license agreements, pay damage awards, or face an injunction prohibiting us from importing, marketing or selling certain products. Additionally, claims of IP infringement may adversely impact our brand and reputation and imperil new and existing customer relationships.
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
Our net revenue, gross margin, profit and cash flow generation vary among our portfolio of products and services, customer groups and geographic markets and therefore will likely vary in future periods. Overall gross margins and profitability in any given period are dependent on the product, service, customer and geographic mix reflected in that period’s net revenue, which in turn depends on the overall demand for our products and services. We have experienced and may in the future experience delays or reductions in spending by our customers or potential customers, which could have a material adverse effect on demand for our products and services and could result in a significant decline in net revenue. For example, we observed a competitive pricing environment, variability in commodity costs, demand softness in Print and demand softness in certain geographic regions in Personal Systems, secular declines in demand for certain products or solutions, including printing products and solutions, inflationary pressures, the imposition of new or increased tariffs and other trade restrictions, and foreign currency fluctuations. We have also observed significant inflationary trends in memory and storage costs. In addition, net revenue declines in some of our businesses may affect net revenue in our other businesses, as we may lose cross-selling opportunities. Our gross margins are also subject to volatility and downward pressure due to a variety of factors, including: continued industry-wide global product pricing pressures and product pricing actions that we may take in response to such pressures; increased competition; our ability to effectively stimulate demand for certain of our products and services; compressed product life cycles; supply shortages; potential increases in the cost of components; our ability to manage product quality and warranty costs effectively; fluctuations in foreign exchange rates; inflation and other macroeconomic pressures; the imposition of new or increased tariffs and other trade restrictions; and the introduction of new products or services, including new products or services with lower profit margins. Moreover, newer geographic markets can be relatively less profitable due to our investments associated with entering those markets and local pricing pressures, as well as difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period. These factors could also make it difficult to accurately forecast revenues and operating results and could negatively affect our ability to provide accurate forecasts to suppliers and manufacturers, manage our relationships and other expenses and to make decisions about future investments.
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
Conflicts might arise between our various distribution channels, we may experience the loss or deterioration of an alliance or distribution arrangement or a reduced assortment of our products, we may not be able to limit the potential misuse of pricing programs by our channel partners and we may fail to optimize the use of our pricing programs. Moreover, some of our channel partners and distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends. They may also have difficulty selling our products under new business models. Many of our significant distributors operate on narrow margins and have been negatively affected by business and trade pressures in the past. Additionally, in certain regions, we rely on a limited number of distributors, which could exacerbate these risks. Trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution and retail channel partners. Net revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors’ financial conditions, abilities to borrow funds or operations weaken or if our distributors cannot successfully compete in the online or omnichannel marketplace.

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
We may not achieve some or all of the expected benefits of our restructuring and other plans and such plans may adversely affect our business.
We have undertaken and may undertake in the future restructuring and other plans in order to realign our cost structure, drive customer satisfaction, product innovation and productivity through artificial intelligence, and achieve operating efficiencies that we expect to reduce costs, including the Fiscal 2023 Plan and our Fiscal 2026 Plan. Implementation of any such plans may be costly and disruptive to our business, and we may not be able to obtain the anticipated cost savings, operational improvements and estimated workforce reductions within the projected timing or at all. Additionally, as a result of these plans, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, loss of key employees and/or other retention issues during transitional periods. Restructuring and other plans can require a significant amount of time and focus, which may divert attention from operating and growing our business. Moreover, projections of any cost savings or other benefits associated with our restructuring plans are based on current business operations and market dynamics, and could be significantly impacted by various factors, including but not limited to our evolving business models, future investment decisions, market environment and technology landscape. For more information about our restructuring and other plans, see Note 3, “Restructuring and Other Charges” to our Consolidated Financial Statements in Item 8.
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
As part of our business strategy, we may acquire companies or businesses, divest businesses or assets, enter into strategic alliances and joint ventures, and make investments to further our business. Risks associated with these transactions include the following:
•In certain instances we have not, and we may not in the future, fully realize the anticipated benefits of particular transactions in the timeframe we expected or at all, such transactions may be less profitable than anticipated or unprofitable, we may not identify all factors to estimate accurately our costs, timing or other matters, and realizing the benefits of a particular transaction may depend upon competition, market trends, additional costs or investments and the actions of advisors, suppliers or other third parties.
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
Our aspirations and disclosures related to environmental and societal matters expose us to risks that could adversely affect our reputation and performance.
We face increasing attention from the investment community, special interest groups, customers, enforcement authorities and other stakeholders, who may have conflicting views, related to our positions, performance, and disclosures relating to environmental and societal related matters and we are subject to legal and regulatory requirements relating to such positions, performance, and disclosures, which continue to broaden and may be conflicting, both in terms of scope and geography. We have environmental and societal goals, which reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to adequately update, accomplish or accurately track and report on these goals on a timely basis, or at all, or a decision to amend, retire, or stop reporting on certain goals, or positions we take or do not take on social issues could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community, special interest groups, customers and enforcement authorities. Additionally, a failure to adequately meet regulatory expectations may result in the loss of business and reputational impacts, and we periodically are, and in the future could become the target of litigation, investigations or other proceedings initiated by government authorities or private actors alleging that our activities related to environmental and societal matters are anti-competitive, discriminatory or otherwise unlawful. Moreover, efforts to meet evolving and increasingly divergent stakeholder expectations on environmental and societal and related matters may place a strain on our employees and systems.
Our ability to achieve any environmental and societal objectives is subject to numerous risks, some of which are outside of our control. Examples of such risks include the availability and cost of low- or non-carbon-based energy sources, evolving regulatory requirements affecting product circularity, environmental or societal standards or disclosures, evolving consumer protection laws, the availability of materials and suppliers that can meet our environmental, societal and other related goals and the availability of funds to invest in environmental and societal initiatives in times where we are seeking to reduce costs.
Standards for tracking and reporting environmental and societal matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting environmental and societal data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting environmental and societal matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting environmental and societal metrics, including sustainability-related disclosures that are or may become required by the SEC, European and other regulators (including, but not limited to, the EU Corporate Sustainability Reporting Directive, the EU Corporate Sustainability Due Diligence Directive and the state of California’s climate change disclosure requirements), and such standards may change over time, which could result in revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
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
Approximately 65% of our net revenue for fiscal year 2025 came from outside the United States. In addition, we operate in emerging markets, which can be more volatile. Our future business and financial performance could suffer due to a variety of international factors, including:
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
Since April 2025, new, substantial tariffs have been imposed on imports to the United States. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the United States and other retaliatory measures. As a result, during fiscal 2025, we experienced higher commodity and tariff costs, which were not fully mitigated by pricing and other actions enacted during the period. Should these or other proposed tariffs, including potential retaliatory actions imposed by other countries, be implemented and sustained for an extended period of time, as proposed, enacted or otherwise, they may have a significant adverse impact to our results of operations and cash flows to the extent our efforts do not fully mitigate the effects of such tariffs. There can be no assurance that we will be able to successfully offset or mitigate these impacts. Additionally, changing our business model and supply chain to comply with and offset the impact of new or revised trade restrictions has in the past and could in the future be expensive, time-consuming and disruptive to our business.
Economic weakness and uncertainty is expected to continue to adversely affect demand for our products and services and, as a result, our business and financial performance.
Our business and financial performance depend on worldwide economic conditions and the demand for our products and services. Ongoing economic weakness, including an economic slowdown or recession, uncertainty in markets throughout the world and other adverse economic conditions, including inflation, changes in monetary policy, changes in levels of government spending, increased interest rates, tariffs and other trade restrictions, exchange rates and an evolving global trade environment, have resulted in, and may continue to result in, decreased demand for our products and services and challenges in managing inventory levels and accurately forecasting revenue, gross margin, cash flows and expenses. For example, during fiscal year 2025 we observed continued market uncertainty, cautious commercial spending on information technology hardware, including in China, lower discretionary consumer spending, increasing commodity costs, inflationary pressures, the implementation of tariffs and other trade restrictions, and foreign currency fluctuations. Changes in government spending limits may continue to reduce demand for our products and services from governments or organizations that receive government funding. Moreover, U.S. government contracts are subject to congressional funding, which at times has been and may in the future be unavailable or delayed, which could impact our business.
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
Our worldwide operations could be disrupted by natural disasters, telecommunications failures, cybersecurity incidents or other disruptions impacting information technology systems, manufacturing equipment failures, power or water shortages, fires, extreme weather conditions, and other disasters or catastrophic events, for which we are predominantly self-insured. Terrorist acts or armed conflicts, for which we are predominantly uninsured, may also disrupt our operations. Global pandemics or other public health crises may adversely affect, among other things, our supply chain and associated costs; demand for our products and services; our operations and sales, marketing and distribution efforts; our research and development capabilities; our engineering, design, and manufacturing processes; and other important business activities. These events could result in significant losses, adversely affect our competitive position, increase our costs, require substantial expenditures and recovery time, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. Our operations and those of our suppliers and distributors could be adversely affected if manufacturing, logistics, or other operations in key locations, are disrupted for any reason, such as those described above or other economic, business, labor, environmental, public health, regulatory or political reasons. In addition, even if our operations are unaffected or recover quickly, if our customers cannot timely resume their own operations, they may reduce or cancel their orders, or these events could otherwise result in a decrease in demand for our products.
Climate change and associated regulatory and market impacts may have an adverse effect on our business.
There are climate-related risks wherever our business is conducted. Global climate change is resulting, and is projected to continue to result, in natural disasters and adverse weather, such as drought, wildfires, storms, sea-level rise, flooding, heat waves, and cold waves, occurring more frequently or with greater intensity. Such extreme climate related events are driving changes in market dynamics, stakeholder expectations, and local, national and international climate change policies and regulations, which could result in disruptions to us, our suppliers, vendors, customers and logistics hubs and impact employees’ abilities to live in certain areas, commute or to work from home effectively. These disruptions could make it more difficult and costly for us to deliver our products and services, obtain components or other supplies through our supply chain, maintain or resume operations or perform other critical corporate functions, and could reduce customer demand for our products and services. Furthermore, climate change has reduced the availability and increased the cost of insurance for these negative impacts of natural disasters and adverse weather conditions by contributing to an increase in the incidence and severity of such natural disasters.
The increasing concern over climate change has resulted, and we expect will continue to result, in transition risks such as shifting customer preferences and regulations, including with regard to our products and their environmental impact. These demands have, and we expect will continue to, cause us to incur additional costs and make other changes to our operations. If we fail to manage transition risks effectively, customer demand for our products and services could diminish, and our profitability and cash flow could suffer. Additionally, concerns over climate change have resulted in, and are expected to continue to result in, the adoption of regulatory requirements designed to address climate change, such as imposing a price on carbon emissions, requirements of increased circularity in products, product efficiency and environmental certification requirements and climate-related disclosures. As a result, we have experienced and expect to continue to experience, increased compliance burdens and costs, increased indirect costs resulting from our suppliers passing on compliance costs to us, and certain of our products may be rendered obsolete, financially unviable or face market access issues. Further, conflicting regulations and a lack of harmonization of legal and regulatory environments across the jurisdictions in which we operate may create enhanced compliance risks and costs. The impacts of climate change, whether involving physical risks or transition risks, are expected to be widespread and may materially adversely affect our business and financial results.
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
We are subject to various, and sometimes conflicting, federal, state, local and foreign laws and regulations. There can be no assurance that such laws and regulations will not be interpreted and changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or increased restrictions or prohibiting them outright. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations, and product repairability, reuse, recyclability and take-back legislation. In addition, there is existing and proposed legislation related to human rights, environmental and social responsibility (including tracing requirements related to forced labor prohibitions) for our operations, supply chain partners, and our products and services. Moreover, we are becoming increasingly subject to laws, regulations and international treaties relating to climate change, such as carbon pricing or product energy efficiency requirements or more prescriptive reporting requirements. Additionally, the rapid evolution and increased adoption of AI technologies and our obligations to comply with emerging laws and regulations may require us to develop additional AI-specific governance programs, which could entail significant costs or limit our ability to incorporate certain AI capabilities into our products and solutions.
As new laws, regulations, treaties, executive orders, directives, enforcement priorities and similar initiatives and programs are adopted and implemented, we are required to comply or potentially face market access limitations or restrictions on our products entering certain jurisdictions or our ability to provide services within certain jurisdictions, sanctions or other penalties, including fines. Such burdens or costs have in the past resulted in, and may in the future result in, an adverse effect on our financial condition, results of operations and cash flows. We also face significant compliance and operational burdens and incur significant costs in our efforts to comply with or rectify non-compliance with these laws or regulations. Our potential exposure also includes third-party property damage, personal injury claims and clean-up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault.
We are subject to risks associated with litigation and regulatory proceedings.
We face legal claims or regulatory matters involving stockholder, consumer, competition, commercial, IP, employment, and other issues on a global basis. There is an increasingly active litigation and regulatory environment, including but not limited to employment and patent-monetization claims in the United States, Germany and Brazil, and litigation and regulatory matters focused on consumer protection, privacy, and competition regulation globally. Patent monetization campaigns have become increasingly aggressive, including those by patent holders for standardized technology, such as Wi-Fi and video and other standardized technology in PCs, who have sued in venues that allow injunctions despite commitments to license patents on fair and reasonable terms. If we are unsuccessful in defending against such claims, we may be exposed to exorbitant licensing demands in order to avoid potential disruptions to our business. As described in Note 14, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, we are engaged in a number of litigation and regulatory matters that may have a material adverse impact on our business, financial condition, cash flows or results of operations, if decided adversely to or settled by us. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings and settlements have occurred and may occur, including awards of monetary damages, imposition of fines, issuance of injunctions or cease-and-desist orders directing us to cease engaging in certain business practices, cease manufacturing or selling certain products, requiring the compulsory licensing of patents, or requiring other remedies. In addition, regardless of the outcome, litigation and regulatory proceedings can be costly, time-consuming, disruptive to our operations, distracting to management, and adversely impact our reputation.

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
Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, provincial and local governmental customers are subject to procurement regulations, contract provisions, executive orders and other specific requirements relating to their formation, administration and performance. In addition, contracts with customers may also include a requirement to comply with customer codes of conduct, which may have terms that conflict with our code of conduct, business policies and strategic objectives. Any failure by us to comply with the specific provisions in our customer contracts or any violation of government contracting regulations or applicable law could result in loss of business or the imposition of civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Such failures could also cause reputational damage to our business and affect our ability to compete for new contracts. If our customer contracts are terminated, if we are suspended or disbarred from government work, or if our ability to compete for new contracts is adversely affected, our financial performance could suffer. Our partner contracts also contain terms relating to new partner business models and tools creation that could raise issues for which laws or regulations are currently changing or emerging. This could affect us in ways that are not currently fully known or measurable.
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
Our Chief Information Security Officer (“CISO”), who has extensive cybersecurity knowledge and skills gained from over 20 years of experience as a CISO at the Company and elsewhere, has responsibility for HP’s global cybersecurity program, including infrastructure and technology platforms, overseeing governance, regulatory and compliance, operations, strategy, and architecture. The CISO reports to our Chief Financial Officer. This role is responsible for building out a cybersecurity organization that is designed to enable robust security coupled with productivity for more than 70,000 global employees, contractors, and partners. The CISO supports HP’s business acceleration and transformation by identifying and managing cybersecurity risks, balancing them with business priorities, and using a contemporary security posture to support HP’s position as an industry leader. As part of this, the CISO receives reports on cybersecurity threats from a number of experienced information security officers responsible for various parts of the business on an ongoing basis and in conjunction with management, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks.
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

ITEM 2. Properties.
As of October 31, 2025, we owned or leased approximately 16.9 million square feet of space worldwide, a summary of which is provided below.

	Fiscal year ended October 31, 2025
	Owned	Leased	Total
	(square feet in millions)
Administration and support	1.9	5.0	6.9
(Percentage)	28%	72%	100%
Manufacturing, research and development facilities and warehouse operations	2.4	4.9	7.3
(Percentage)	33%	67%	100%
Total(1)	4.3	9.9	14.2
(Percentage)	30%	70%	100%
(1)Excludes 2.7 million square feet of vacated space, of which 1.9 million square feet is leased to third parties.
We believe that our existing properties are in good condition and are suitable for the conduct of our business. Each of our segments Personal Systems, Printing and Corporate Investments uses each of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.
Headquarters
Our global headquarters, including our principal executive offices, are located at 1501 Page Mill Road, Palo Alto, California, United States. The locations of our geographic headquarters are as follows:

Americas	Europe, Middle East, Africa	Asia Pacific
Palo Alto, United States	Geneva, Switzerland	Singapore

Product Development and Manufacturing
The locations of our major product development and manufacturing facilities are as follows:

Americas	Europe, Middle East, Africa	Asia Pacific
Mexico—Tijuana United States—Boise, Corvallis, Fort Collins, Fountain Valley, Palo Alto, San Diego, Scotts Valley, Spring, Vancouver	Israel—Kiryat-Gat, Rehovot, Netanya Spain—Barcelona	China— Chongqing, Shanghai India—Bangalore Malaysia—Penang Singapore—Singapore South Korea—Pangyo Taiwan—Taipei

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
As of December 1, 2025, there were approximately 42,937 stockholders of record.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities in fiscal year 2025.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Period	In thousands, except per share amounts
August 2025	5,721	$26.22	5,721	$8,761,940
September 2025	5,779	$28.17	5,779	$8,599,150
October 2025	6,830	$27.41	6,830	$8,411,940
Total	18,330		18,330
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On August 27, 2024, HP’s Board of Directors increased HP’s total share repurchase authorization to $10.0 billion, inclusive of the amount remaining under previously authorized share repurchases. In the fourth quarter of fiscal year 2025, we returned $0.5 billion to shareholders through the repurchase of 18.3 million shares on the open market.

Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total stockholder return assuming the investment of $100 at the market close on October 31, 2020 (and the reinvestment of dividends thereafter) in each of HP common stock, the S&P 500 Index, and the S&P Information Technology Index. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

$400
$350
$300
$250
$200
$150
$100
$50
10/2020
10/2021
10/2022
10/2023
10/2024
10/2025
HP Inc.
S&P 500 Index
S&P Information Technology Index

	10/20	10/21	10/22	10/23	10/24	10/25
HP Inc.	$100.00	$173.62	$162.80	$160.88	$224.51	$182.07
S&P 500 Index	$100.00	$142.89	$122.00	$134.35	$185.38	$225.10
S&P Information Technology Index	$100.00	$146.93	$117.16	$153.30	$231.83	$318.88

ITEM 6. [Reserved].

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion of financial condition and results of our operations that follows provides information that will assist the reader in understanding our Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Financial Statements. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes that appear elsewhere in this document. This section generally discusses the results of operations for the fiscal year ended October 31, 2025 compared to the fiscal year ended October 31, 2024. For a discussion of fiscal year ended October 31, 2024 compared to the fiscal year ended October 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

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
We are focused on driving further growth, recurring revenue and investment in strategic areas and believe we are well positioned to lead the future of work with our competitive product lineup and enhanced portfolio of hybrid systems, remote-computing solutions, and intelligent print solutions. We are driving innovation by accelerating the delivery of AI across our product portfolio and focusing on growth opportunities in commercial, solutions, and premium consumer and gaming markets. We have consolidated all our software resources under the Technology and Innovation Organization to evolve from a transactional hardware company to a more experience-led organization, further strengthening our ability to capture these opportunities.
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
•In Personal Systems, we face challenges with a competitive pricing environment, variability in commodity costs, especially increasing memory and storage costs, and the uncertainty of the market’s ability to absorb price increases.
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Macroeconomic Environment
Our business and financial performance depend significantly on worldwide economic conditions. We face global macroeconomic challenges such as ongoing geopolitical tensions, uncertainty in the markets, volatility in exchange rates, inflationary trends and evolving dynamics in the global trade environment. We also experience seasonality in the sale of our products and services which may be affected by general economic conditions.
Since April 2025, new, substantial tariffs have been imposed on imports to the United States. We continue to evaluate and implement further mitigating actions, including potential supply chain resiliency movements and cost and pricing measures, as the tariff environment evolves. During fiscal year 2025, we experienced higher commodity and tariff costs, which were not fully mitigated by pricing and other actions enacted during the period. We anticipate commodity cost pressure to continue, including recent inflationary trends in memory and storage costs and potential supply constraints in our Personal Systems business. New or sustained changes to tariffs and commodity costs could result in increased supply chain challenges, cost volatility, and consumer and economic uncertainty which may have a significant adverse impact to our results of operations and cash flows to the extent our efforts do not fully mitigate these effects. We are also exposed to fluctuations in foreign currency exchange rates. We have a large global presence, with approximately 65% of our net revenue from outside the United States. As a result, our financial results can be, and particularly in recent periods have been, negatively impacted by fluctuations in foreign currency exchange rates. For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part I in this Annual Report on Form 10-K.
Transformation Update
In November 2022, we announced our Future Ready Plan (the “Fiscal 2023 Plan” or “Future Ready”) to become a more digitally enabled company, focus investments on key growth opportunities and simplify our operating model. The Fiscal 2023 Plan, as amended in February 2025, ran through the end of fiscal year 2025 and exceeded our overall program savings target. Since announcing our Fiscal 2023 Plan, we have enhanced our digital capabilities in Workforce Solutions and continued to leverage AI to positively impact our products, solutions and operations. Additionally, we reduced portfolio complexity, improved continuity of supply, and increased our forecast accuracy across our business to drive reduction in our cost of sales and operating expenses. We also reduced our structural cost through headcount reductions and achieved our overall headcount reduction goal.
In November 2025, we announced our new plan to drive customer satisfaction, product innovation, and productivity through AI adoption and enablement (the “Fiscal 2026 Plan”). The Fiscal 2026 Plan is expected to run for three years through the end of fiscal year 2028. We expect to invest some of the savings into our growth areas and our people.
See “Risk Factors—Strategic and Operational Risk Factors—We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business” in Item 1A, which is incorporated herein by reference. For more information on our Fiscal 2023 Plan and Fiscal 2026 Plan, see Note 3, “Restructuring and Other Charges,” to the Consolidated Financial Statements in Item 8 of Part II of this report, which is incorporated herein by reference.
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
Revenue Recognition - Variable Consideration
We recognize revenue depicting the transfer of promised goods or services to customers in an amount that may include variable consideration. When the transaction price includes a variable amount, we estimate the amount using either the expected value or most likely amount method. At the time of revenue recognition, we reduce the transaction price by the estimated variable consideration (e.g., customer and distributor programs and incentive offerings, rebates, promotions, and other volume-based incentives). We use

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
estimates to determine the expected variable consideration for such programs based on historical experience, expected consumer behavior and market conditions.
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
Legal Contingencies
We are involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events, pertaining to a particular case. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2025, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in our financial statements.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31
	2025		2024		2023
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue:
Products	$52,002	94.0%	$50,453	94.2%	$50,660	94.3%
Services	3,293	6.0%	3,106	5.8%	3,058	5.7%
Total net revenue	55,295	100.0%	53,559	100.0%	53,718	100.0%
Cost of net revenue:
Products(1)	41,993	80.8%	39,952	79.2%	40,484	79.9%
Services(2)	1,910	58.0%	1,789	57.6%	1,726	56.4%
Total cost of net revenue	43,903	79.4%	41,741	77.9%	42,210	78.6%
Gross margin	11,392	20.6%	11,818	22.1%	11,508	21.4%
Research and development	1,602	2.9%	1,640	3.1%	1,578	2.9%
Selling, general and administrative	5,821	10.5%	5,658	10.6%	5,357	10.0%
Restructuring and other charges	405	0.8%	301	0.5%	527	1.0%
Acquisition and divestiture charges	45	0.1%	83	0.2%	240	0.4%
Amortization of intangible assets	345	0.6%	318	0.6%	350	0.7%
Total operating expenses	8,218	14.9%	8,000	15.0%	8,052	15.0%
Earnings from operations	3,174	5.7%	3,818	7.1%	3,456	6.4%
Interest and other, net	(506)	(0.9)%	(539)	(1.0)%	(519)	(0.9)%
Earnings before taxes	2,668	4.8%	3,279	6.1%	2,937	5.5%
(Provision for) benefit from taxes	(139)	(0.2)%	(504)	(0.9)%	326	0.6%
Net earnings	$2,529	4.6%	$2,775	5.2%	$3,263	6.1%
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
In fiscal year 2025, total net revenue increased 3.2% (increased 3.7% on a constant currency basis) as compared to the prior-year period. Net revenue from the United States increased 2.2% to $19.2 billion, and outside of the United States increased 3.8% to $36.1 billion. The increase in net revenue was primarily driven by products net revenue due to increased units in Personal Systems as well as an increase in services net revenue due to support services on hardware devices, partially offset by a decline in Printing net revenue and unfavorable currency impacts.
A detailed discussion of the factors contributing to the changes in segment net revenue is included under “Segment Information” below.
Gross Margin
In fiscal year 2025, gross margin decreased by 1.5 percentage points primarily driven by products gross margin due to higher commodity and tariff costs, mix shifts towards Personal Systems and unfavorable currency impacts, partially offset by disciplined pricing actions and cost savings including Future Ready transformation savings. Services gross margin decreased due to unfavorable mix shifts.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and development (“R&D”)
R&D expense decreased 2.3% in fiscal year 2025, primarily due to disciplined cost savings.
Selling, general and administrative (“SG&A”)
SG&A expense increased 2.9% in fiscal year 2025, primarily due to higher litigation costs, partially offset by lower variable compensation and the receipt of a new government grant in the current period as well as cost savings including Future Ready transformation savings.
Restructuring and other charges
Restructuring and other charges relate primarily to the Fiscal 2023 Plan. For more information, see Note 3, “Restructuring and Other Charges”, to the Consolidated Financial Statements in Item 8 of Part II of this report, which is incorporated herein by reference.
Acquisition and divestiture charges
Acquisition and divestiture charges primarily include direct third-party professional and legal fees, and integration and divestiture-related costs, as well as non-cash adjustments to the fair value of certain acquired assets such as inventory. Acquisition and divestiture charges decreased by $38 million in the fiscal year 2025, primarily due to reduced integration activities.
Amortization of intangible assets
Amortization of intangible assets increased in fiscal year 2025 primarily due to impairment charges of $65 million related to acquired customer contracts, customer lists and distribution agreements within the Printing segment and $27 million of technology and patents within the Corporate Investments segment.
Interest and other, net
Interest and other, net decreased $33 million in the fiscal year 2025 primarily due to a gain from a single litigation matter that does not relate to HP’s ongoing business operations, lower factoring costs and interest expense on debt, partially offset by unfavorable currency impacts.
Provision for taxes
Our effective tax rate was 5.2% in fiscal year 2025. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to decreases in uncertain tax positions.
For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 21% in fiscal year 2025, and further explanation of our provision for income taxes, see Note 6, “Taxes on Earnings” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

In fiscal year 2025, we recorded $415 million of net income tax benefits related to non-recurring items in the provision for taxes. This amount included $273 million related to changes in uncertain tax positions, $80 million related to restructuring charges, $44 million related to changes in valuation allowances, $28 million related to the filing of tax returns in various jurisdictions, $22 million related to audit settlements in various jurisdictions, and $16 million related to litigation charges. These benefits were partially offset by $69 million of charges related to changes in tax rates.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. This legislation introduces several measures, including the permanent extension of select provisions from the Tax Cuts and Jobs Act, revisions to the international tax framework, and the reinstatement of favorable tax treatment for certain business-related items. The OBBBA contains multiple effective dates, with key provisions beginning in our fiscal year 2026. Based on our assessment, we do not anticipate a material impact on our effective tax and cash tax rates.
Segment Information
A description of the products and services for each segment can be found in Note 2, “Segment Information,” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Personal Systems

	For the fiscal years ended October 31
	2025	2024	2023
	Dollars in millions
Net revenue	$38,532	$36,195	$35,684
Earnings from operations	$2,054	$2,253	$2,129
Earnings from operations as a % of net revenue	5.3%	6.2%	6.0%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue			Weighted Net Revenue Change Percentage Points(1)
	2025	2024	2023	2025	2024
	In millions
Commercial PS	$27,438	$25,486	$24,712	5.4	2.1
Consumer PS	11,094	10,709	10,972	1.1	(0.7)
Total Personal Systems	$38,532	$36,195	$35,684	6.5	1.4
(1)    Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Fiscal year 2025 compared with fiscal year 2024
Personal Systems net revenue increased 6.5% (increased 6.7% on a constant currency basis) in the fiscal year 2025, as compared to the prior-year period. The net revenue increase was primarily due to a 4.3% increase in unit volume driven by the Windows-based PC operating system refresh, and a 3.1% increase in average selling price (“ASPs”). The increase in ASPs is primarily due to favorable mix shift towards Commercial PS and disciplined pricing, partially offset by unfavorable currency impact.
Commercial PS net revenue increased 7.7% primarily due to a 6.4% increase in units due to market expansion and a 2.7% increase in ASPs. The increase in ASPs was driven by favorable mix shifts and disciplined pricing, partially offset by unfavorable currency impacts.
Consumer PS net revenue increased 3.6% primarily due to by a 2.3% increase in ASPs and a 1.2% increase in units. The increase in ASPs was driven by disciplined pricing and favorable mix shifts, partially offset by unfavorable currency impacts.

Personal Systems earnings from operations as a percentage of net revenue decreased by 0.9 percentage points driven by a decrease in gross margin, partially offset by a decrease in operating expenses as a percentage of revenue. Gross margin decreased primarily due to higher commodity and tariff costs, partially offset by disciplined pricing actions. Operating expenses as a percentage of revenue decreased primarily due to lower variable compensation and litigation charges as well as cost savings including Future Ready transformation savings.

Printing

	For the fiscal years ended October 31
	2025	2024	2023
	Dollars in millions
Net revenue	$16,702	$17,338	$18,029
Earnings from operations	$3,118	$3,290	$3,399
Earnings from operations as a % of net revenue	18.7%	19.0%	18.9%
The components of the net revenue and weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue			Weighted Net Revenue Change Percentage Points(1)
	2025	2024	2023	2025	2024
	In millions
Supplies	$10,916	$11,295	$11,452	(2.2)	(0.9)
Commercial Printing	4,633	4,841	5,250	(1.2)	(2.2)
Consumer Printing	1,153	1,202	1,327	(0.3)	(0.7)
Total Printing	$16,702	$17,338	$18,029	(3.7)	(3.8)
(1)    Weighted Net Revenue Change Percentage Points measures the contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior period by total segment revenue for the prior-year period.
Fiscal year 2025 compared with fiscal year 2024
Printing net revenue decreased 3.7% (decreased 2.7% on a constant currency basis) for fiscal year 2025 as compared to the prior-year period. The decline in net revenue was driven by Supplies, Commercial Printing and Consumer Printing as well as unfavorable currency impacts. Net revenue for Supplies decreased 3.4% primarily due to decline in the installed base and usage and currency impacts, partially offset by disciplined pricing. Printer unit volume decreased 4.2% due to demand softness and hardware ASPs decreased 1.5%. Printer hardware ASPs decreased primarily due to unfavorable mix shifts towards Consumer Printing and unfavorable currency impacts.
Net revenue for Commercial Printing decreased by 4.3%, primarily due to a 6.2% decrease in printer unit volume, partially offset by a 0.1% increase in ASPs. The increase in ASPs was primarily driven by favorable mix shifts, partially offset by competitive pricing.
Net revenue for Consumer Printing decreased 4.1%, primarily due to a 3.1% decrease in printer unit volume and a 1.4% decrease in ASPs. The decrease in ASPs was primarily driven by unfavorable currency impacts and mix shifts, partially offset by disciplined pricing.
Printing earnings from operations as a percentage of net revenue decreased by 0.3 percentage points driven by a decrease in gross margin, while operating expenses as a percentage of revenue remained flat. Gross margin decreased primarily due to higher tariff costs, partially offset by favorable mix shifts towards Supplies, disciplined pricing, cost savings including Future Ready transformation savings and the receipt of a new government grant in the current period.
Corporate Investments
The loss from operations in Corporate Investments for fiscal year 2025 was primarily due to expenses associated with our incubation projects and investments in digital enablement.

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
Liquidity
Our cash, cash equivalents and restricted cash and total debt were as follows:

	As of October 31
	2025	2024
	In millions
Cash and cash equivalents	$3,690	$3,238
Restricted cash	$15	$15
Total debt	$9,666	$9,669

Our key cash flow metrics were as follows:

	For the fiscal years ended October 31
	2025	2024	2023
	In millions
Net cash provided by operating activities	$3,697	$3,749	$3,571
Net cash used in investing activities	(1,177)	(646)	(590)
Net cash used in financing activities	(2,060)	(3,082)	(2,894)
Net increase in cash, cash equivalents, and restricted cash	$460	$21	$87
Operating activities
Net cash provided by operating activities decreased by $0.1 billion for fiscal year 2025 primarily due to working capital impacts and lower net earnings, partially offset by changes in receivables from contract manufacturers.

Key working capital metrics
Management utilizes current cash conversion cycle information to manage our working capital level. The table below presents the cash conversion cycle:

	As of October 31
	2025	2024	2023
Days of sales outstanding in accounts receivable (“DSO”)	35	33	28
Days of supply in inventory (“DOS”)	66	63	57
Days of purchases outstanding in accounts payable (“DPO”)	(139)	(138)	(117)
Cash conversion cycle	(38)	(42)	(32)
October 31, 2025 as compared to October 31, 2024
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
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. The increase in DOS was primarily due to higher Personal Systems volume driven by Windows-based PC operating system refresh demand, tariff mitigation and supply chain resiliency actions.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. The increase in DPO was primarily due to higher purchasing volumes.
Investing activities
Net cash used in investing activities increased $0.5 billion for fiscal year 2025 as compared to the prior-year period, primarily due to higher investment in property, plant, equipment and purchased intangible of $0.3 billion, collateral posted for derivative instruments of $0.3 billion.
Financing activities
Net cash used in financing activities decreased by $1.0 billion in fiscal year 2025 compared to the prior-year period, primarily due to a $1.3 billion decrease in share repurchases, partially offset by higher net debt repayment of $0.2 billion.
Share repurchases and dividends
In fiscal year 2025, HP returned $1.9 billion to shareholders in the form of cash dividends of $1.1 billion and share repurchases of $0.8 billion. As of October 31, 2025, HP had approximately $8.4 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 12, “Stockholders’ Deficit”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Capital resources
Debt Levels

	As of October 31
	2025	2024
	Dollars in millions
Short-term debt	$845	$1,406
Long-term debt	$8,821	$8,263
Weighted-average interest rate	4.6%	4.5%

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure.
Short-term debt decreased by $0.6 billion and long-term debt increased by $0.6 billion for fiscal year 2025 as compared to the prior-year period. These changes are due to the issuance of unsecured senior debt in April 2025, the repayment upon maturity of the Global Notes due June 2025 and the reclassification of the Global Notes due in June 2026 to short-term.
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
As of October 31, 2025, we maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility maturing August 1, 2029. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
Available borrowing resources
As of October 31, 2025, we had available borrowing resources of $1.1 billion from uncommitted lines of credit in addition to funds available under the revolving credit facility.
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

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS
Our contractual and other obligations as of October 31, 2025, were as follows:

		Payments Due by Period
	Total	Short-term	Long-term
	In millions
Principal payments on debt(1)	$9,688	$831	$8,857
Interest payments on debt(2)	2,775	406	2,369
Purchase obligations(3)	1,085	509	576
Operating lease obligations	1,387	474	913
Finance lease obligations	35	16	19
Total	$14,970	$2,236	$12,734
(1)Amounts represent the principal cash payments relating to our short-term and long-term debt and do not include any fair value adjustments, discounts or premiums.
(2)Amounts represent the expected interest payments relating to our short-term and long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of changing fixed interest rates associated with some of our U.S. Dollar Global Notes to variable interest rates. The impact of our outstanding interest rate swaps as of October 31, 2025 was factored into the calculation of the future interest payments on debt.
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
Retirement and Post-Retirement Benefit Plan Contributions
In fiscal year 2026, we expect to contribute approximately $43 million to our non-U.S. pension plans, $31 million to cover benefit payments to U.S. non-qualified pension plan participants and $3 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet the minimum contribution required by local government, funding and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Cost Savings Plans
As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.2 billion in the fiscal year 2026. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Uncertain Tax Positions
As of October 31, 2025, we had approximately $797 million of recorded liabilities including related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these liabilities would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, “Taxes on Earnings”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in over 40 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal year 2025 were Euro, Chinese yuan renminbi, Japanese yen and British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
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
We have performed sensitivity analyses as of October 31, 2025 and 2024, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect as of October 31, 2025 and 2024. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $134 million and $94 million as of October 31, 2025 and October 31, 2024, respectively.
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
We have performed sensitivity analyses as of October 31, 2025 and 2024, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments and interest rate swaps. The discount rates used were based on the market interest rates in effect as of October 31, 2025 and 2024. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would have resulted in a loss in the fair values of our debt and investments, net of interest rate swaps, of $157 million and $164 million as of October 31, 2025 and October 31, 2024, respectively.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HP Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HP Inc. and subsidiaries (the Company) as of October 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended October 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 10, 2025 expressed an unqualified opinion thereon.
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
As described in Note 1 of the consolidated financial statements, the Company reduces revenue for customer and distributor programs and incentive offerings including rebates, promotions and other volume-based incentives. The Company uses estimates to determine the expected variable consideration for such programs based on factors like historical experience, expected customer behavior and market conditions. Estimated variable consideration is presented within other current liabilities on the consolidated balance sheet and totaled $3.1 billion at October 31, 2025.
Auditing the Company’s measurement of certain variable consideration is especially challenging because the calculation is complex and reflects management's assumptions about expected customer behavior, considering historical experience. Changes in those assumptions can have a material effect on the amount of variable consideration recognized.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over its measurement of variable consideration, including management’s evaluation of the significant assumptions that have a material effect on the variable consideration.
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
December 10, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HP Inc.
Opinion on Internal Control Over Financial Reporting
We have audited HP Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HP Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended October 31, 2025, and the related notes and our report dated December 10, 2025 expressed an unqualified opinion thereon.
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
December 10, 2025

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
HP’s management assessed the effectiveness of HP’s internal control over financial reporting as of October 31, 2025 utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024, we identified a material weakness in internal control over financial reporting. The material weakness resulted from undue reliance on information generated from certain software solutions affecting various financial statement line items as well as net revenue without effectively designed information technology (“IT”) general controls specifically around user access and change management and job schedule monitoring IT operations. As of October 31, 2025, the Company has concluded that the previously identified material weakness was remediated.
Based on the assessment by HP’s management, we determined that HP’s internal control over financial reporting was effective as of October 31, 2025. The effectiveness of HP’s internal control over financial reporting as of October 31, 2025 has been audited by Ernst & Young LLP, HP’s independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ ENRIQUE LORES	/s/ KAREN L. PARKHILL
Enrique Lores President and Chief Executive Officer December 10, 2025	Karen L. Parkhill Chief Financial Officer December 10, 2025

HP INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
	For the fiscal years ended October 31
	2025	2024	2023
	In millions, except per share amounts
Net revenue:
Products	$52,002	$50,453	$50,660
Services	3,293	3,106	3,058
Total net revenue	55,295	53,559	53,718
Cost of net revenue:
Products	41,993	39,952	40,484
Services	1,910	1,789	1,726
Total cost of net revenue	43,903	41,741	42,210
Gross profit	11,392	11,818	11,508
Research and development	1,602	1,640	1,578
Selling, general and administrative	5,821	5,658	5,357
Restructuring and other charges	405	301	527
Acquisition and divestiture charges	45	83	240
Amortization of intangible assets	345	318	350
Total operating expenses	8,218	8,000	8,052
Earnings from operations	3,174	3,818	3,456
Interest and other, net	(506)	(539)	(519)
Earnings before taxes	2,668	3,279	2,937
(Provision for) benefit from taxes	(139)	(504)	326
Net earnings	$2,529	$2,775	$3,263

Net earnings per share:
Basic	$2.67	$2.83	$3.29
Diluted	$2.65	$2.81	$3.26

Weighted-average shares used to compute net earnings per share:
Basic	946	979	992
Diluted	953	989	1,000
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
	For the fiscal years ended October 31
	2025	2024	2023
	In millions
Net earnings	$2,529	$2,775	$3,263
Other comprehensive loss before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	16	8	2

Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(211)	51	(427)
Losses (gains) reclassified into earnings	98	(274)	(84)
	(113)	(223)	(511)
Change in unrealized components of defined benefit plans:
Unrealized gains (losses) arising during the period	30	(76)	(141)
Amortization of actuarial loss and prior service benefit	21	8	—
Curtailments, settlements and other	6	2	—
	57	(66)	(141)
Change in cumulative translation adjustment	12	24	23
Other comprehensive loss before taxes	(28)	(257)	(627)
Benefit from taxes	5	46	119
Other comprehensive loss, net of taxes	(23)	(211)	(508)
Comprehensive income	$2,506	$2,564	$2,755
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	As of October 31
	2025	2024
	In millions, except par value
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,705	$3,253
Accounts receivable, net of allowance for credit losses of $83 as of October 31, 2025 and 2024	5,692	5,117
Inventory	8,512	7,720
Other current assets	4,544	4,670
Total current assets	22,453	20,760
Property, plant and equipment, net	3,049	2,914
Goodwill	8,706	8,627
Other non-current assets	7,561	7,608
Total assets	$41,769	$39,909
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$845	$1,406
Accounts payable	18,051	16,903
Other current liabilities	10,362	10,378
Total current liabilities	29,258	28,687
Long-term debt	8,821	8,263
Other non-current liabilities	4,036	4,282
Commitments and contingencies
Stockholders’ deficit:	0
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01par value (9,600 shares authorized; 921 and 939 shares issued and outstanding as of October 31, 2025 and 2024, respectively)	9	9
Additional paid-in capital	2,129	1,778
Accumulated deficit	(2,027)	(2,676)
Accumulated other comprehensive loss	(457)	(434)
Total stockholders’ deficit	(346)	(1,323)
Total liabilities and stockholders’ deficit	$41,769	$39,909
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the fiscal years ended October 31
	2025	2024	2023
	In millions
Cash flows from operating activities:
Net earnings	$2,529	$2,775	$3,263
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and impairment	916	830	850
Stock-based compensation expense	522	452	438
Restructuring and other charges	405	301	527
Deferred taxes on earnings	(6)	(122)	(923)
Other, net	116	(38)	(10)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(524)	(929)	278
Inventory	(828)	(852)	668
Accounts payable	1,142	2,840	(1,240)
Net investment in leases related to integrated financing	(131)	(165)	(110)
Taxes on earnings	(391)	(24)	198
Restructuring and other	(326)	(264)	(310)
Other assets and liabilities	273	(1,055)	(58)
Net cash provided by operating activities	3,697	3,749	3,571
Cash flows from investing activities:
Investment in property, plant, equipment and purchased intangibles, net	(897)	(592)	(593)
Purchases of available-for-sale securities and other investments	(40)	(4)	(11)
Maturities and sales of available-for-sale securities and other investments	74	8	21
Collateral posted for derivative instruments	(264)	—	—
Payments made in connection with business acquisitions, net of cash acquired	(116)	(58)	(7)
Proceeds from business divestitures	66	—	—
Net cash used in investing activities	(1,177)	(646)	(590)
Cash flows from financing activities:
Payments of short-term borrowings with original maturities less than 90 days, net	—	—	(10)
Proceeds from debt, net of issuance costs	1,385	380	255
Payment of debt and other associated costs	(1,387)	(213)	(1,700)
Stock-based award activities and others	(126)	(74)	(99)
Repurchase of common stock	(850)	(2,100)	(100)
Cash dividends paid	(1,088)	(1,075)	(1,037)
Collateral returned for derivative instruments	—	—	(200)
Settlement of cash flow hedges	6	—	(3)
Net cash used in financing activities	(2,060)	(3,082)	(2,894)
Increase in cash, cash equivalents and restricted cash	460	21	87
Cash, cash equivalents and restricted cash at beginning of period	3,253	3,232	3,145
Cash, cash equivalents and restricted cash at end of period (1)	$3,713	$3,253	$3,232
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$535	$649	$398
Interest expense paid	$437	$441	$548
(1)    Includes cash held for sale of $8 million recorded within Other current assets
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance as of October 31, 2022	979,869	$10	$1,172	$(4,492)	$285	$(3,025)
Net earnings				3,263		3,263
Other comprehensive loss, net of taxes					(508)	(508)
Comprehensive income						2,755
Issuance of common stock in connection with employee stock plans and other	12,537		(100)			(100)
Repurchases of common stock (Note 12)	(3,624)		(5)	(95)		(100)
Cash dividends ($1.05 per common share)				(1,037)		(1,037)
Stock-based compensation expense			438			438
Balance as of October 31, 2023	988,782	10	1,505	(2,361)	(223)	(1,069)
Net earnings				2,775		2,775
Other comprehensive loss, net of taxes					(211)	(211)
Comprehensive income						2,564
Issuance of common stock in connection with employee stock plans and other	13,063		(74)			(74)
Repurchases of common stock (Note 12)	(62,856)	(1)	(110)	(2,015)		(2,126)
Cash dividends ($1.10 per common share)				(1,075)		(1,075)
Stock-based compensation expense			452			452
Other			5			5
Balance as of October 31, 2024	938,989	9	1,778	(2,676)	(434)	(1,323)
Net earnings				2,529		2,529
Other comprehensive loss, net of taxes					(23)	(23)
Comprehensive income						2,506
Issuance of common stock in connection with employee stock plans and other	11,783		(109)			(109)
Repurchases of common stock (Note 12)	(29,623)		(62)	(791)		(853)
Cash dividends ($1.16 per common share)				(1,088)		(1,088)
Stock-based compensation expense			522			522
Other				(1)		(1)
Balance as of October 31, 2025	921,149	$9	$2,129	$(2,027)	$(457)	$(346)
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
Foreign Currency Translation
HP predominantly uses the U.S. dollar as its functional currency. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. Net revenue, costs and expenses denominated in non-U.S. dollars are recorded in U.S. dollars at exchange rates in effect during each period. HP includes gains or losses from foreign currency remeasurement in Interest and other, net in the Consolidated Statements of Earnings. Certain foreign subsidiaries designate the local currency as the functional currency, and HP records the translation of their assets and liabilities into U.S. dollars at the balance sheet dates as translation adjustments and includes them as a component of Accumulated other comprehensive loss.
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued guidance that enhances the transparency about the use of supplier finance programs. Under the new guidance, companies that use a supplier finance program in connection with the purchase of goods or services are required to disclose information about those programs to allow users of financial statements to understand the nature, activity during the period, changes from period to period, and potential magnitude. HP adopted this guidance in the first quarter of fiscal year 2024, except for the disclosure on roll forward information which was adopted for its annual period ending October 31, 2025, in line with the effective adoption dates prescribed by the FASB. See Note 7, “Supplementary Financial Information,” for additional disclosure related to HP’s supplier finance programs.
In November 2023, the FASB issued guidance that updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance on an annual and interim basis. HP adopted this guidance for its annual period ending October 31, 2025. While the adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements, the new guidance resulted in increased disclosures on reportable segments in Note 2 of the Notes to the Consolidated Financial Statements.
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
In December 2023, the FASB issued guidance that enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. HP is required to adopt this guidance for its annual period ending October 31, 2026, which will result in increased disclosures in the Notes to its Consolidated Financial Statements.

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
3.Determine the transaction price - Transaction price is the amount of consideration to which HP expects to be entitled in exchange for transferring goods or services to the customer. If the transaction price includes a variable amount, HP estimates the amount it expects to be entitled to using either the expected value or the most likely amount method. HP reduces the transaction price at the time of revenue recognition for customer and distributor programs and incentive offerings, rebates, promotions, and other volume-based incentives. HP uses estimates to determine the expected variable consideration for such programs based on factors like historical experience, expected consumer behavior and market conditions. HP has elected the practical expedient of not accounting for significant financing components if the period between revenue recognition and when the customer pays for the product or service is one year or less.
4.Allocate the transaction price to performance obligations in the contract - When a sales arrangement contains multiple performance obligations, such as hardware and/or services, HP allocates the transaction price to each performance obligation in proportion to its Standalone Selling Price (“SSP”). HP establishes SSP using the price charged for a performance obligation when sold separately (“observable price”) and, in some instances, using the price established by management having the relevant authority. When observable price is not available, HP establishes SSP maximizing the use of observable inputs based on management judgment while considering internal factors such as historical discounting trends for products and services, pricing practices and other observable factors.
5.Recognize revenue when (or as) the performance obligation is satisfied - Revenue is recognized when, or as, a performance obligation is satisfied by transferring control of a promised good or service to a customer. HP generally invoices the customer upon delivery of the goods or services and the payments are due as per contract terms. For fixed price support or maintenance contracts that are stand-ready obligations, payments are generally received in advance from customers and revenue is recognized on a straight-line basis over the duration of the contract.
HP reports revenue net of any taxes collected from customers and remitted to government authorities, and the collected taxes are recorded as other current liabilities until remitted to the relevant government authority. HP includes costs related to shipping and handling in Cost of net revenue.
HP records revenue on a gross basis when HP is a principal in the transaction and on a net basis when HP is acting as an agent between the customer and the vendor. HP considers several factors to determine whether it is acting as a principal or an agent, most notably whether HP is the primary obligor to the customer, has established its own pricing and has inventory risks.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Advertising Cost
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Such costs totaled approximately $718 million, $628 million and $611 million in fiscal years 2025, 2024 and 2023, respectively.
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
HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors’ and resellers’ aggregated business deteriorates substantially, HP’s operating results could be adversely affected. The ten largest distributor and reseller receivable balances, which were concentrated primarily in North America and Europe, collectively represented approximately 47% and 38% of gross accounts receivable as of October 31, 2025 and 2024, respectively. One customer, TD Synnex Corp, accounted for 12.6% of gross accounts receivable as of October 31, 2025 and 9.7% of gross accounts receivable as of October 31, 2024. Credit risk with respect to other accounts receivable is generally diversified due to HP’s large customer base and their dispersion across many different industries and geographic markets. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances.
HP utilizes outsourced manufacturers around the world to manufacture HP-designed products. HP may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 94% and 89% of HP’s supplier receivables of $0.6 billion and $0.8 billion as of October 31, 2025 and 2024, respectively. HP includes the supplier receivables in Other current assets in the Consolidated Balance Sheets on a gross basis. HP’s credit risk associated with these receivables is mitigated wholly or in part, by the amount HP owes to these outsourced manufacturers, as HP generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. HP does not reflect the sale of these components in net revenue and does not recognize any profit on these component sales until the related products are sold by HP, at which time any profit is recognized as a reduction to cost of products net revenue.
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
Inventory
HP records inventory at the lower of cost or net realizable value on a first-in, first-out basis. Cost is computed using standard cost which approximates actual cost. Adjustments, if required, to reduce the cost of inventory to net realizable value are made for estimated excess, obsolete or impaired balances after considering judgments related to future demand and market conditions.
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
Government Assistance
HP recognizes government assistance in its financial statements when there is reasonable assurance that the assistance will be received and HP will comply with the specified conditions thereof.
Government assistance related to capital expenditures are deducted from property, plant and equipment, net and recognized in the Consolidated Statements of Earnings as a reduction to depreciation and amortization expense over the remaining useful life of the associated assets.
Government assistance related to income are recognized in the Consolidated Statements of Earnings as a reduction to the related expenses, in the period the expenses are incurred, based on the underlying nature and purpose of the assistance.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2: Segment Information
HP’s operations are organized into three reportable segments: Personal Systems, Printing, and Corporate Investments. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). HP’s organizational structure is based on many factors that the CODM uses to evaluate, view and run the business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by HP’s CODM to evaluate segment results. The CODM uses earnings from operations to evaluate the performance of the overall business and to allocate resources to each of the segments, primarily through budgeting and segment performance reviews.
The accounting policies HP uses to derive segment results are substantially the same as those used by HP in preparing these financial statements. HP derives the results of the business segments directly from its internal management reporting system.
HP does not allocate certain operating expenses, which it manages at the corporate level, to its segments. These unallocated amounts include expenses such as certain corporate governance costs and infrastructure investments, stock-based compensation expense, restructuring and other charges, acquisition and divestiture charges, amortization of intangible assets and certain litigation (charges) benefits, net.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Significant Segment Expenses and Operating Results

	For the fiscal years ended October 31
	2025	2024	2023
	In millions

Net revenue
Commercial PS	$27,438	$25,486	$24,712
Consumer PS	11,094	10,709	10,972
Personal Systems	38,532	36,195	35,684
Supplies	10,916	11,295	11,452
Commercial Printing	4,633	4,841	5,250
Consumer Printing	1,153	1,202	1,327
Printing	16,702	17,338	18,029
Corporate Investments	62	25	7
Total segment net revenue	55,296	53,558	53,720
Other	(1)	1	(2)
Total net revenue	$55,295	$53,559	$53,718

Cost of net revenue
Personal Systems	$32,877	$30,385	$30,267
Printing	10,871	11,233	11,847
Corporate Investments	58	48	10
Total segment cost of net revenue	$43,806	$41,666	$42,124

Operating expenses
Personal Systems	$3,601	$3,557	$3,288
Printing	2,713	2,815	2,783
Corporate Investments	134	109	139
Total segment operating expenses	$6,448	$6,481	$6,210

Earnings before taxes
Personal Systems	$2,054	$2,253	$2,129
Printing	3,118	3,290	3,399
Corporate Investments	(130)	(132)	(142)
Total segment earnings from operations	5,042	5,411	5,386
Corporate and unallocated costs and other	(411)	(381)	(375)
Stock-based compensation expense	(522)	(452)	(438)
Restructuring and other charges	(405)	(301)	(527)
Acquisition and divestiture charges	(45)	(83)	(240)
Amortization of intangible assets	(345)	(318)	(350)
Certain litigation charges	(140)	(58)	—
Interest and other, net(1)	(506)	(539)	(519)
Total earnings before taxes	$2,668	$3,279	$2,937
(1)    Fiscal year 2025 includes Certain litigation benefits from a single litigation matter that does not relate to HP's ongoing business operations

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Segment Assets
HP allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to HP consolidated assets were as follows:

	As of October 31
	2025	2024
	In millions
Personal Systems	$24,928	$22,378
Printing	14,632	16,457
Corporate Investments	279	181
Corporate and unallocated assets	1,930	893
Total assets	$41,769	$39,909
Major Customers
One customer, TD Synnex Corp, accounted for 12% of HP’s net revenue for fiscal year 2025. No single customer represented 10% or more of HP’s net revenue in fiscal year 2024 or 2023.
Geographic Information
Net revenue by country is based upon the sales location that predominately represents the customer location. Other than the United States, no country represented more than 10% of HP net revenue in any fiscal year presented.
Net revenue by country was as follows:

	For the fiscal years ended October 31
	2025	2024	2023
		In millions
United States	$19,212	$18,790	$18,829
Other countries	36,083	34,769	34,889
Total net revenue	$55,295	$53,559	$53,718

Net property, plant and equipment by country in which HP operates was as follows:

	As of October 31
	2025	2024
	In millions
United States	$1,647	$1,471
Singapore	338	335
South Korea	276	297
Other countries	788	811
Total property, plant and equipment, net	$3,049	$2,914

No single country other than those represented above exceeded 10% or more of HP’s total net property, plant and equipment in any fiscal year presented.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities in fiscal years 2025, 2024 and 2023 summarized by plan were as follows:

	Fiscal 2023 Plan			Other prior year plans(1)	Total
	Severance and EER		Non-labor
	In millions
Accrued balance as of October 31, 2022	$—		$—	$32	$32
Charges	402		41	1	444
Cash payments	(172)		(15)	(35)	(222)
Non-cash and other adjustments	(142)	(2)	(8)	4	(146)
Accrued balance as of October 31, 2023	88		18	2	108
Charges	205		16	12	233
Cash payments	(173)		(18)	(5)	(196)
Non-cash and other adjustments	—		(5)	(2)	(7)
Accrued balance as of October 31, 2024	120		11	7	138
Charges	266		61	—	327
Cash payments	(230)		(14)	(4)	(248)
Non-cash and other adjustments	4		(50)	1	(45)
Accrued balance as of October 31, 2025	$160		$8	$4	$172
Total costs incurred to date as of October 31, 2025	$873		$118	$878	$1,869

Reflected in Consolidated Balance Sheet:
Other current liabilities	$160		$3	$4	$167
Other non-current liabilities	$—		$5	$—	$5
(1)    Primarily includes the fiscal 2020 plan along with other legacy plans, all of which are substantially complete. HP does not expect any further material activity associated with these plans.
(2)    Includes reclassification of liability related to the Enhanced Early Retirement ("EER") plan of $139 for certain healthcare and medical savings account benefits to pension and post-retirement plans. See Note 4 “Retirement and Post-Retirement Benefit Plans” for further information.
Fiscal 2026 Plan
On November 25, 2025, HP’s Board of Directors approved the Fiscal 2026 Plan intended to drive customer satisfaction, product innovation, and productivity through artificial intelligence adoption and enablement that HP expects will be implemented through fiscal 2028. HP expects to reduce global headcount by approximately 4,000 to 6,000 employees. HP estimates that it will incur pre-tax charges of approximately $650 million relating to labor and non-labor actions. HP expects to incur approximately $400 million in labor costs related to workforce reductions and expects the remaining costs to relate to non-labor actions and other charges.
Fiscal 2023 Plan
On November 18, 2022, HP’s Board of Directors approved the Fiscal 2023 Plan intended to enable digital transformation, portfolio optimization and operational efficiency that HP implemented through fiscal 2025. The Fiscal 2023 Plan is substantially complete. HP does not expect any further significant costs associated with the plan. Approximately 9,500 employees departed as part of the plan through a combination of employee exits and voluntary EER. HP incurred $873 million in severance costs and $347 million in infrastructure costs related to non-labor and other charges.

Other Charges
Other charges include non-recurring costs, including those as a result of information technology rationalization efforts and transformation program management costs, and are distinct from ongoing operational costs. These costs primarily relate to third-party professional services and other non-recurring costs. HP incurred $78 million, $68 million and $83 million of other charges in fiscal year 2025, 2024 and 2023, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans
Defined Benefit Plans
HP sponsors a number of defined benefit pension plans worldwide. The most significant defined benefit plan, the HP Inc. Pension Plan (“Pension Plan”) is a frozen plan in the United States.
HP reduces the benefit payable to certain U.S. employees under the Pension Plan for service before 1993, if any, by any amounts due to the employee under HP’s frozen defined contribution Deferred Profit-Sharing Plan (“DPSP”). As of October 31, 2025 and 2024, the fair value of HP’s DPSP plan assets was $278 million and $297 million, respectively. The DPSP obligations are equal to the plan assets and are recognized as an offset to the Pension Plan when HP calculates its defined benefit pension cost and obligations.
Post-Retirement Benefit Plans
HP sponsors retiree health and welfare benefit plans, of which the most significant are in the United States. Under the HP Inc. Retiree Welfare Benefits Plan, certain pre-2003 retirees and grandfathered participants with continuous service to HP since 2002 are eligible to receive partially subsidized medical coverage based on years of service at retirement. HP’s share of the premium cost is capped for all subsidized medical coverage provided under the HP Inc. Retiree Welfare Benefits Plan. HP currently leverages the employer group waiver plan process to provide HP Inc. Retiree Welfare Benefits Plan post-65 prescription drug coverage under Medicare Part D, thereby giving HP access to federal subsidies to help pay for retiree benefits. Effective January 1, 2026, Medicare-eligible retirees will receive the capped subsidy and enroll in individual market options through an exchange.
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
Defined Contribution Plans
HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $132 million, $133 million, and $131 million in fiscal year 2025, 2024, and 2023, respectively.
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
Pension and Post-Retirement Benefit Expense
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Statements of Earnings were as follows:

	For the fiscal years ended October 31
	2025	2024	2023	2025	2024	2023	2025	2024	2023
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$—	$—	$—	$39	$37	$39	$1	$1	$1
Interest cost	214	228	217	43	46	41	14	15	15
Expected return on plan assets	(241)	(246)	(258)	(57)	(51)	(53)	(14)	(15)	(14)
Amortization and deferrals:
Actuarial loss (gain)	29	28	18	8	(1)	4	(17)	(15)	(16)
Prior service cost (credit)	—	—	—	7	6	5	(6)	(10)	(11)
Net periodic benefit cost (credit)	2	10	(23)	40	37	36	(22)	(24)	(25)
Settlement loss	—	—	—	8	2	—	—	—	—
Special termination benefit cost	—	—	105	—	—	—	—	—	34
Total periodic benefit cost (credit)	$2	$10	$82	$48	$39	$36	$(22)	$(24)	$9

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The components of net periodic benefit (credit) cost other than the service cost component are included in Interest and other, net in the Consolidated Statements of Earnings.
The weighted-average assumptions used to calculate the total periodic benefit (credit) cost were as follows:

	For the fiscal years ended October 31
	2025	2024	2023	2025	2024	2023	2025	2024	2023
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate	5.3%	6.2%	5.7%	3.2%	3.9%	3.5%	5.2%	6.0%	5.6%
Expected increase in compensation levels	2.0%	2.0%	2.0%	2.7%	3.0%	3.0%	—%	—%	—%
Expected long-term return on plan assets	5.9%	6.6%	6.4%	5.1%	5.3%	5.4%	4.5%	5.2%	3.3%
Interest crediting rate	5.2%	5.5%	5.0%	2.6%	2.6%	2.6%	4.7%	5.4%	4.2%
Funded Status
The funded status of the defined benefit and post-retirement benefit plans was as follows:

	As of October 31
	2025	2024	2025	2024	2025	2024
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value of assets — beginning of year	$4,218	$3,853	$1,085	$959	$317	$382
Actual return on plan assets	314	598	67	111	15	33
Employer contributions	26	26	43	53	5	4
Participant contributions	—	—	15	17	25	28
Benefits paid	(250)	(258)	(38)	(54)	(48)	(48)
Settlement	(2)	(1)	(35)	(28)	—	—
Transfers	—	—	—	—	—	(82)
Currency impact	—	—	67	27	—	—
Fair value of assets — end of year	$4,306	$4,218	$1,204	$1,085	$314	$317
Change in benefits obligation
Projected benefit obligation — beginning of year	$4,218	$3,854	$1,345	$1,185	$287	$299
Service cost	—	—	39	37	1	1
Interest cost	214	228	43	46	14	15
Participant contributions	—	—	15	17	25	28
Actuarial loss (gain)	83	395	(16)	116	(12)	(8)
Benefits paid	(250)	(258)	(38)	(54)	(48)	(48)
Settlement	(2)	(1)	(35)	(28)	—	—
Currency impact	—	—	79	26	—	—
Projected benefit obligation — end of year	$4,263	$4,218	$1,432	$1,345	$267	$287
Funded status at end of year	$43	$—	$(228)	$(260)	$47	$30
Accumulated benefit obligation	$4,263	$4,217	$1,325	$1,248

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The cumulative net actuarial losses for our defined pension plans and retiree welfare plans decreased year over year. These loss decreases were primarily due to higher than expected return on assets and increases in discount rates. The decrease in losses was partially offset due to plan experience and other assumption changes.
The weighted-average assumptions used to calculate the projected benefit obligations were as follows:

	For the fiscal years ended October 31
	2025	2024	2025	2024	2025	2024
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	5.3%	5.3%	3.5%	3.2%	5.2%	5.2%
Expected increase in compensation levels	2.0%	2.0%	2.8%	2.7%	—%	—%
Interest crediting rate	5.1%	5.2%	2.6%	2.6%	4.6%	4.7%
The net assets and liabilities for HP’s defined benefit and post-retirement benefit plans recognized on HP’s Consolidated Balance Sheet were as follows:

	As of October 31
	2025	2024	2025	2024	2025	2024
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Other non-current assets	$313	$277	$61	$50	$51	$35
Other current liabilities	(31)	(31)	(9)	(10)	(3)	(4)
Other non-current liabilities	(239)	(246)	(280)	(300)	(1)	(1)
Funded status at end of year	$43	$—	$(228)	$(260)	$47	$30
The following table summarizes the pre-tax net actuarial loss (gain) and prior service cost (credit) recognized in Accumulated other comprehensive income (loss) for the defined benefit and post-retirement benefit plans.

	As of October 31, 2025
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$553	$31	$(187)
Prior service cost (credit)	—	28	(40)
Total recognized in Accumulated other comprehensive income (loss)	$553	$59	$(227)

Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2025	2024	2025	2024
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$—	$—	$976	$894
Aggregate projected benefit obligation	$270	$277	$1,267	$1,207

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2025	2024	2025	2024
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$—	$—	$685	$610
Aggregate accumulated benefit obligation	$270	$277	$900	$859

Total Plan Assets
The table below sets forth the total value of plan assets as of October 31, 2025. Refer to Note 9, “Fair Value” for details on fair value hierarchy. Certain investments that are measured using the Net Asset Value (“NAV”) per share as a practical expedient have not been categorized in the fair value hierarchy.

	As of October 31, 2025
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset category:
Equity securities(1)	$—	$18	$—	$18	$9	$103	$—	$112	$—	$2	$—	$2
Debt securities(2)
Corporate	—	2,266	—	2,266	—	58	—	58	—	146	—	146
Government	—	1,264	—	1,264	—	136	—	136	—	88	—	88
Real estate funds	—	—	—	—	—	16	—	16	—	—	—	—
Insurance contracts	—	—	—	—	—	79	—	79	—	—	—	—
Common collective trusts and 103-12 Investment entities(3)	—	—	—	—	—	10	—	10	—	—	—	—
Investment funds(4)	31	—	—	31	—	408	—	408	43		—	43
Cash and cash equivalents(5)	5	28	—	33	25	1	—	26	—	—	—	—
Other(6)	(129)	(11)	—	(140)	—	9	—	9	(3)		—	(3)
Net plan assets subject to leveling at fair value	$(93)	$3,565	$—	$3,472	$34	$820	$—	$854	$40	$236	$—	$276

Investments using NAV as a practical expedient(7)				834				350				38
Total plan assets				$4,306				$1,204				$314

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
     The table below sets forth the total plan assets as of October 31, 2024.

	As of October 31, 2024
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset category:
Equity securities(1)	$—	$17	$—	$17	$8	$109	$—	$117	$—	$—	$—	$—
Debt securities(2)
Corporate	—	2,213	—	2,213	—	16	—	16	—	143	—	143
Government	—	1,392	—	1,392	—	59	—	59	—	102	—	102
Real estate funds	—	—	—	—	—	—	—	—	—	—	—	—
Insurance contracts	—	—	—	—	—	72	—	72	—	—	—	—
Common collective trusts and 103-12 Investment entities(3)	—	—	—	—	—	10	—	10	—	—	—	—
Investment funds(4)	10	—	—	10	—	347	—	347	45		—	45
Cash and cash equivalents(5)	17	23	—	40	21	1	—	22	—	—	—	—
Other(6)	(251)	(147)	—	(398)	—	116	—	116	(8)		—	(8)
Net plan assets subject to leveling at fair value	$(224)	$3,498	$—	$3,274	$29	$730	$—	$759	$37	$245	$—	$282

Investments using NAV as a practical expedient(7)				944				326				35
Total plan assets				$4,218				$1,085				$317
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 Plan Asset Allocations
Refer to the fair value hierarchy table above for actual assets allocations across the benefit plans. The weighted-average target asset allocations across the benefit plans represented in the fair value tables above were as follows:

	2025 Target Allocation
Asset Category	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
Equity-related investments	—%	34.6%	—%
Debt securities	92.0%	38.8%	100.0%
Real estate	—%	9.1%	—%
Cash and cash equivalents	—%	5.6%	—%
Other	8.0%	11.9%	—%
Total	100.0%	100.0%	100.0%
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Future Contributions and Funding Policy
Our policy is to fund our pension plans so that we meet at least the minimum contribution required by local government, funding and taxing authorities. In fiscal year 2026, we expect to contribute approximately $43 million to non-U.S. pension plans, $31 million to cover benefit payments to U.S. non-qualified plan participants and $3 million to cover benefit claims for our post-retirement benefit plans.
Estimated Future Benefits Payments
As of October 31, 2025, HP estimates that the future benefits payments for the retirement and post-retirement plans are as follows:

Fiscal year	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2026	$288	$63	$25
2027	279	63	23
2028	289	66	22
2029	301	69	22
2030	306	71	21
Next five fiscal years to October 31, 2035	1,549	429	97

Note 5: Stock-Based Compensation
HP’s stock-based compensation plans include incentive compensation plans and an employee stock purchase plan.
Stock-Based Compensation Expense and Related Income Tax Benefits for Operations
Stock-based compensation expense and the resulting tax benefits for operations were as follows:

	For the fiscal years ended October 31
	2025	2024	2023
	In millions
Stock-based compensation expense	$522	$452	$438
Income tax benefit	(88)	(77)	(72)
Stock-based compensation expense, net of tax	$434	$375	$366
Cash received from option exercises under the HP Inc 2004 Stock Incentive Plan (the “2004 SIP”) and the HP Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was $41 million, $72 million, and $51 million in fiscal year 2025, 2024, and 2023, respectively. The benefit realized for the tax deduction from option exercises in fiscal years 2025, 2024 and 2023 was $3 million, $1 million and $2 million, respectively.
Stock-Based Incentive Compensation Plans
HP’s stock-based incentive compensation plan includes equity plan adopted in 2004, as amended and restated (“principal equity plan”). Stock-based awards granted under the equity plan includes restricted stock awards, stock options and performance-based awards. Employees meeting certain employment qualifications are eligible to receive stock-based awards. As of October 31, 2025, the aggregate number of shares of HP’s stock authorized for issuance under the principal equity plan is 668.8 million.

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
Stock options granted under the principal equity plan are generally non-qualified stock options, but the principal equity plan permits some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. Stock options generally vest over three to four years from the date of grant. The exercise price of a stock option is equal to the closing price of HP’s stock on the option grant date. The majority of stock options issued by HP contain only service vesting conditions. HP grants performance-contingent stock options that vest only on the satisfaction of both service and market conditions prior to the expiration of the awards. No stock option awards were granted during the fiscal year 2025. The expenses associated with stock options were not material for any of the periods presented. As of October 31, 2025, the total unrecognized pre-tax stock-based compensation expense related to stock options was $0.2 million, which is expected to be recognized over a weighted-average vesting period of 0.1 years.
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

	For the fiscal years ended October 31
	2025	2024	2023
Expected volatility(1)	34.0%	33.9%	44.4%
Risk-free interest rate(2)	4.0%	4.1%	4.0%
Expected performance period in years(3)	2.9	2.9	2.9
(1)The expected volatility was estimated using the historical volatility derived from HP’s common stock.
(2)The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.
(3)The expected performance period was estimated based on the length of the remaining performance period from the grant date.

A summary of restricted stock units activity is as follows:

	As of October 31
	2025		2024		2023
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Outstanding at beginning of year	31,868	$30	30,209	$31	28,688	$30
Granted	20,759	$34	18,262	$32	18,500	$31
Vested	(14,912)	$31	(14,483)	$33	(15,291)	$29
Forfeited	(3,092)	$32	(2,120)	$31	(1,688)	$31
Outstanding at end of year	34,623	$32	31,868	$30	30,209	$31

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The total grant date fair value of restricted stock units vested in fiscal years 2025, 2024 and 2023 was $465 million, $471 million and $442 million, respectively. As of October 31, 2025, total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units was $438 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.
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
Shares Reserved
Shares available for future grant and shares reserved for future issuance under the stock-based incentive compensation plans and the 2021 ESPP were as follows:

	As of October 31
	2025	2024	2023
	In thousands
Shares available for future grant	100,719	144,553	133,033
Shares reserved for future issuance	139,863	181,463	169,503

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings
Provision for Taxes
The domestic and foreign components of earnings before taxes were as follows:

	For the fiscal years ended October 31
h	2025	2024	2023
	In millions
U.S.	$107	$537	$650
Non-U.S.	2,561	2,742	2,287
	$2,668	$3,279	$2,937
The provision for (benefit from) taxes on earnings was as follows:

	For the fiscal years ended October 31
	2025	2024	2023
	In millions
U.S. federal taxes:
Current	$(188)	$245	$226
Deferred	(121)	34	(549)
Non-U.S. taxes:
Current	328	357	337
Deferred	95	(193)	(305)
State taxes:
Current	(13)	33	42
Deferred	38	28	(77)
	$139	$504	$(326)

The differences between the U.S. federal statutory income tax rate and HP’s effective tax rate were as follows:

	For the fiscal years ended October 31
	2025	2024	2023
U.S. federal statutory income tax rate from continuing operations	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.4%	2.2%	1.7%
Impact of foreign earnings including GILTI and FDII, net	(2.9)%	(1.0)%	(1.1)%
Research and development (“R&D”) credit	(2.3)%	(1.1)%	(1.0)%
Valuation allowances	(2.5)%	(7.1)%	(7.3)%
Uncertain tax positions and audit settlements	(10.2)%	1.0%	2.4%
Changes in tax laws or rates enacted	1.4%	0.3%	(0.3)%
Impact of internal reorganization	—%	—%	(27.4)%
Other, net	(1.7)%	0.1%	0.9%
	5.2%	15.4%	(11.1)%

In fiscal year 2025, HP recorded $415 million of net income tax benefits related to non-recurring items in the provision for taxes. This amount included $273 million related to changes in uncertain tax positions, $80 million related to restructuring charges, $44 million related to changes in valuation allowances, $28 million related to the filing of tax returns in various jurisdictions, $22 million related to audit settlements in various jurisdictions, and $16 million related to litigation charges. These benefits were partially offset by $69 million of charges related to changes in tax rates.

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
As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2029. The gross income tax benefits attributable to these actions and investments were estimated to be $153 million ($0.16 diluted net EPS) in fiscal year 2025, $217 million ($0.22 diluted net EPS) in fiscal year 2024 and $190 million ($0.19 diluted net EPS) in fiscal year 2023.

Uncertain Tax Positions
A reconciliation of unrecognized tax benefits is as follows:

	For the fiscal years ended October 31
	2025	2024	2023
	In millions
Balance at beginning of year	$1,217	$1,137	$1,045
Increases:
For current year’s tax positions	85	82	61
For prior years’ tax positions	14	52	186
Decreases:
For prior years’ tax positions	(79)	(9)	(35)
Statute of limitations expirations	(338)	(33)	(8)
Settlements with taxing authorities	(34)	(12)	(112)
Balance at end of year	$865	$1,217	$1,137

As of October 31, 2025, the amount of gross unrecognized tax benefits was $865 million, of which up to $656 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits decreased by $352 million for the twelve months ended October 31, 2025. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Statements of Earnings. As of October 31, 2025, 2024 and 2023, HP had accrued $122 million, $135 million and $102 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $42 million within the next 12 months, affecting HP’s effective tax rate if realized.
HP is subject to income tax in the United States and approximately 60 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The Internal Revenue Service (“IRS”) is conducting an audit of HP’s 2018 and 2019 income tax returns.
With respect to major state and foreign tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 2007. No material tax deficiencies have been assessed in major state or foreign tax jurisdictions related to ongoing audits as of October 31, 2025.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
could be materially different from the amounts previously included in the Provision for taxes and therefore the resolution of one or more of these uncertainties in any particular period could have a material impact on net income or cash flows.
HP has not provided for U.S. federal income and foreign withholding taxes on $5.1 billion of undistributed earnings from non-U.S. operations as of October 31, 2025 because HP intends to reinvest such earnings indefinitely outside of the United States. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
Deferred Income Taxes
 The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31
	2025	2024
	In millions
Deferred tax assets:
Loss and credit carryforwards	$6,792	$7,050
Intercompany transactions—excluding inventory	208	357
Fixed assets	107	113
Warranty	81	100
Employee and retiree benefits	226	242
Deferred revenue	244	240
Capitalized research and development	1,187	1,014
Operating lease liabilities	244	272
Investment in partnership	672	710
Other	393	395
Gross deferred tax assets	10,154	10,493
Valuation allowances	(6,479)	(6,688)
Total deferred tax assets	3,675	3,805

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(36)	(107)
Right-of-use assets from operating leases	(211)	(235)
Intangible assets	(121)	(159)
Cash flow hedges	(5)	(24)
Total deferred tax liabilities	(373)	(525)
Net deferred tax assets	$3,302	$3,280
Deferred tax assets and liabilities included in the Consolidated Balance Sheets as follows:

	As of October 31
	2025	2024
	In millions
Deferred tax assets	$3,318	$3,311
Deferred tax liabilities	(16)	(31)
Total	$3,302	$3,280

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
 As of October 31, 2025, HP had recorded deferred tax assets for net operating loss (“NOL”) carryforwards as follows:

	Gross NOLs	Deferred Taxes on NOLs	Valuation allowance	Initial Year of Expiration
	In millions
Federal	$33	$7	$(1)	2026
State	1,817	97	(23)	2026
Foreign	24,134	6,471	(6,027)	2028
Balance at end of year	$25,984	$6,575	$(6,051)

As of October 31, 2025, HP had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
Tax credits in state and foreign jurisdictions	$307	$(61)	2026
U.S. R&D and other credits	52	—	2045
Balance at end of year	$359	$(61)

Deferred Tax Asset Valuation Allowance

The deferred tax asset valuation allowance and changes were as follows:

	For the fiscal years ended October 31
	2025	2024	2023
	In millions
Balance at beginning of year	$6,688	$6,994	$7,592
Income tax (benefit) expense	(230)	(300)	(650)
Goodwill, other comprehensive loss (income), currency translation and charges to other accounts	21	(6)	52
Balance at end of year	$6,479	$6,688	$6,994

Gross deferred tax assets as of October 31, 2025, 2024, and 2023 were reduced by valuation allowances of $6.5 billion, $6.7 billion and $7.0 billion, respectively. In fiscal year 2025, the deferred tax asset valuation allowance decreased by $209 million primarily due to changes in tax rates in foreign jurisdictions. In fiscal year 2024, the deferred tax asset valuation allowance decreased by $306 million primarily due to an increase in the expected utilization of foreign net operating losses. In fiscal year 2023, the deferred tax asset valuation allowance decreased by $598 million primarily due to internal reorganization impacting foreign net operating losses and U.S. deferred tax assets that are anticipated to be realized at a lower effective rate than the federal statutory rate.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information
Cash, cash equivalents and restricted cash

	As of October 31
	2025	2024
	In millions
Cash and cash equivalents	$3,690	$3,238
Restricted cash(1)	15	15
	$3,705	$3,253
(1)    Restricted Cash is related to amounts collected and held on behalf of a third-party for trade receivables previously sold.
Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

	For the fiscal years ended October 31
	2025	2024	2023
	In millions
Balance at beginning of period	$83	$93	$107
Current-period allowance for credit losses	8	3	(2)
Deductions, net of recoveries	(8)	(13)	(12)
Balance at end of period	$83	$83	$93
HP utilizes certain third-party arrangements in the normal course of business as part of HPs cash and liquidity management and also to provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Balance Sheets. The recourse obligations as of October 31, 2025 and 2024 were not material.
The following is a summary of the activity under these arrangements:

	For the fiscal years ended October 31
	2025	2024	2023
	In millions
Balance at beginning of year(1)	$284	$141	$185
Trade receivables sold	11,830	12,200	13,391
Cash receipts	(12,006)	(12,063)	(13,449)
Foreign currency and other	9	6	14
Balance at end of year(1)	$117	$284	$141
(1)    Amounts outstanding from third parties reported in Accounts Receivable in the Consolidated Balance Sheets.
Inventory

	As of October 31
	2025	2024
	In millions
Finished goods	$4,721	$4,338
Purchased parts and fabricated assemblies	3,791	3,382
	$8,512	$7,720

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Other Current Assets

	As of October 31
	2025	2024
	In millions
Supplier and other receivables	$1,981	$2,180
Prepaid and other current assets	1,577	1,462
Value-added taxes receivable	986	1,028
	$4,544	$4,670

Property, Plant and Equipment, Net

	As of October 31
	2025	2024
	In millions
Land, buildings and leasehold improvements	$2,619	$2,527
Machinery and equipment, including equipment held for lease	5,867	5,465
	8,486	7,992
Accumulated depreciation	(5,437)	(5,078)
	$3,049	$2,914
Depreciation expense was $523 million, $501 million and $491 million in fiscal years 2025, 2024 and 2023, respectively.
Other Non-Current Assets

	As of October 31
	2025	2024
	In millions
Deferred tax assets	$3,318	$3,311
Intangible assets	1,012	1,319
Right-of-use assets	1,129	1,165
Prepaid pension and post-retirement benefit assets	425	362
Deposits and prepaid	316	322
Other	1,361	1,129
	$7,561	$7,608

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Other Current Liabilities

	As of October 31
	2025	2024
	In millions
Sales and marketing programs	$3,103	$3,060
Deferred revenue	1,609	1,446
Other accrued taxes	1,258	1,233
Employee compensation and benefit	965	970
Warranty	401	486
Operating lease liabilities	401	443
Tax liability	297	291
Other	2,328	2,449
	$10,362	$10,378

Other Non-Current Liabilities

	As of October 31
	2025	2024
	In millions
Deferred revenue	$1,632	$1,487
Tax liability	496	839
Operating lease liabilities	815	787
Pension, post-retirement, and post-employment liabilities	564	607
Deferred tax liability	16	31
Other	513	531
	$4,036	$4,282

Interest and Other, Net

	For the fiscal years ended October 31
	2025	2024	2023
	In millions
Interest expense on borrowings	$(430)	$(452)	$(548)
Factoring costs	(125)	(155)	(136)
Certain litigation benefits	52	—	—
Net (loss) gain on debt extinguishment	—	(3)	107
Non-operating retirement-related credits	13	14	51
Other, net	(16)	57	7
	$(506)	$(539)	$(519)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Net Revenue by Region

	For the fiscal years ended October 31
	2025	2024	2023
	In millions
Americas	$23,545	$23,251	$23,095
Europe, Middle East and Africa	18,596	18,044	17,819
Asia-Pacific and Japan	13,154	12,264	12,804
Total net revenue	$55,295	$53,559	$53,718
Value of Remaining Performance Obligations
As of October 31, 2025, the estimated value of transaction price allocated to remaining performance obligations was $4.3 billion. HP expects to recognize approximately $1.9 billion of the unearned amount in next 12 months and $2.4 billion thereafter.
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
Costs of Obtaining Contracts and Fulfillment Cost
As of October 31, 2025, deferred contract fulfillment and acquisition costs balances were $33 million and $42 million, respectively, included in Other current assets and Other non-current assets in the Consolidated Balance Sheets. During the fiscal year ended October 31, 2025, the Company amortized $68 million of these costs.
As of October 31, 2024, deferred contract fulfillment and acquisition costs balances were $36 million and $50 million, respectively, included in Other current assets and Other non-current assets in the Consolidated Balance Sheets. During the fiscal year ended October 31, 2024, the Company amortized $86 million of these costs.
Contract Liabilities
As of October 31, 2025 and 2024, HP’s contract liabilities balances were $3.2 billion and $2.9 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.
The increase in the contract liabilities balance for fiscal year 2025 was primarily driven by sales of fixed-price support and maintenance services, partially offset by $1.5 billion of revenue recognized that were included in the contract liabilities balance as of October 31, 2024.
As of October 31, 2024 and 2023, HP’s contract liabilities balances were $2.9 billion and $2.7 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.
The increase in the contract liabilities balance for fiscal year 2024 was primarily driven by sales of fixed-price support and maintenance services, partially offset by $1.4 billion of revenue recognized that were included in the contract liabilities balance as of October 31, 2023.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Supplier Finance Programs
HP facilitates voluntary supplier finance programs to provide certain suppliers the opportunity to sell their right to HP’s payment obligations to participating financial institutions. Under these programs, HP agrees to pay the participating financial institutions the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Participation by suppliers in these programs have no impact on the payment terms and amounts due from HP. HP does not have an economic interest in a supplier's participation in the program and is not a party to the agreement between the supplier and the financial institutions. In connection with these programs, HP does not pledge assets or other forms of guarantees as security for the committed payment to the participating financial institutions. For certain programs, HP pays a monthly service fee to a third-party administrator that provides the supplier finance platform and related support. HP and the participating financial institutions may terminate the agreement upon at least 30 days notice. As of October 31, 2025 and October 31, 2024, HP had $8.9 billion and $7.8 billion, respectively, in obligations outstanding (i.e., unpaid invoices) that were confirmed as valid under the supplier finance programs. These obligations are included within the Accounts payable line item of HP’s Consolidated Balance Sheets. As of both October 31, 2025 and October 31, 2024 the Company’s outstanding payment obligations that suppliers elected to sell to participating financial institutions were $0.1 billion.
The following table is a rollforward of the obligations confirmed under the program for fiscal year 2025:

2025
In millions
Confirmed obligations outstanding at the beginning of the year	$7,808
Invoices confirmed during the year	44,022
Confirmed invoices paid during the year	(42,921)
Foreign currency translation	4
Confirmed obligations outstanding at the end of the year	$8,913
Government Assistance
HP receives assistance under legally enforceable agreements with governments in support of certain business activities, including expansion of operations, production or shipment of products from specific jurisdictions, research and development etc. These grants are generally received in the form of cash and require compliance with certain conditions specified in each grant agreement. The duration of the grant agreements are usually for a period of three to five years.
HP recognized $196 million, $126 million and $117 million of government assistance in the Consolidated Statement of Earnings in fiscal year 2025, 2024, and 2023, respectively, of which $130 million, $111 million and $95 million, respectively, was reported as a reduction of Cost of net revenue.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 8: Goodwill and Intangible Assets
Goodwill allocated to HP’s reportable segments and changes in the carrying amount of goodwill were as follows:

	Personal Systems	Printing	Corporate Investments	Total
	In millions
Balance as of October 31, 2023(1)	$4,722	$3,751	$118	$8,591
Acquisitions	26	2	—	28
Foreign currency translation and other	—	8	—	8
Balance as of October 31, 2024(1)	4,748	3,761	118	8,627
Acquisitions	—	—	79	79
Foreign currency translation and other	(24)	24	—	—
Balance as of October 31, 2025(1)	$4,724	$3,785	$197	$8,706
(1)Goodwill is net of accumulated impairment losses of $0.8 billion related to Corporate Investments recorded in fiscal year 2011.
Goodwill is tested for impairment at the reporting unit level. As of October 31, 2025, our reporting units are consistent with the reportable segments identified in Note 2, “Segment Information”. Personal Systems had a negative carrying amount of net assets as of October 31, 2025, 2024 and 2023 primarily as a result of a favorable cash conversion cycle.
Intangible Assets
HP’s acquired intangible assets were composed of:

	As of October 31, 2025			As of October 31, 2024
	Gross(1)	Accumulated Amortization(1)	Net	Gross(1)	Accumulated Amortization(1)	Net
	In millions
Customer contracts, customer lists and distribution agreements	$726	$428	$298	$783	$372	$411
Technology and patents	1,625	1,004	621	1,666	884	782
Trade name and trademarks	219	126	93	218	92	126
Total intangible assets	$2,570	$1,558	$1,012	$2,667	$1,348	$1,319
(1)    Excludes the original cost and accumulated depreciation of fully amortized intangibles.
During fiscal year 2025, the Company incurred impairment charges of $65 million related to acquired customer contracts, customer lists and distribution agreements within the Printing segment and $27 million of technology and patents within the Corporate Investment segment which were recorded within Amortization of intangible assets in the Consolidated Statement of Earnings.
As of October 31, 2025, estimated future amortization expense related to acquired intangible assets was as follows:

Fiscal year	In millions
2026	$225
2027	220
2028	175
2029	125
2030	98
Thereafter	169
Total	$1,012

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2025				As of October 31, 2024
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents
Government debt(1)	$1,878	$—	$—	$1,878	$1,332	$—	$—	$1,332
Available-for-Sale Investments
Financial institution instruments	—	3	—	3	—	3	—	3
Marketable securities and mutual funds(2)	9	122	—	131	54	130	—	184
Derivative Instruments
Interest rate contracts	—	—	—	—	—	4	—	4
Foreign currency contracts	—	182	—	182	—	225	—	225
Other derivatives	—	1	—	1	—	—	—	—
Total assets	$1,887	$308	$—	$2,195	$1,386	$362	$—	$1,748
Liabilities:
Derivative Instruments
Interest rate contracts	$—	$1	$—	$1	$—	$22	$—	$22
Foreign currency contracts	—	242	—	242	—	158	—	158
Other derivatives	—	1	—	1	—	2	—	2
Total liabilities	$—	$244	$—	$244	$—	$182	$—	$182
(1)    Money market funds invested in government debt and traded in active markets are included in Level 1. Government debt includes instruments such as U.S. treasury notes, U.S. agency securities and non-U.S. government bonds.
(2)    As of October 31, 2025 and 2024, $63 million and $78 million, respectively, of debt securities were restricted to fund benefits received by qualifying employees under a sponsored defined benefit plan.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Valuation Techniques
Cash Equivalents and Investments: HP holds money market funds, mutual funds, other debt securities primarily consisting of corporate and foreign government notes and bonds, and common stock and equivalents. HP values cash equivalents and equity investments using quoted market prices, alternative pricing sources, including net asset value, or models utilizing market observable inputs. The fair value of debt investments is based on quoted market prices or model-driven valuations using inputs primarily derived from or corroborated by observable market data, and, in certain instances, valuation models that utilize assumptions which cannot be corroborated with observable market data.
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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $9.6 billion as compared to its carrying amount of $9.7 billion as of October 31, 2025. The fair value of HP’s short- and long-term debt was $9.4 billion as compared to its carrying value of $9.7 billion at October 31, 2024. If measured at fair value in the Consolidated Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of October 31, 2025				As of October 31, 2024
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Government debt(1)	1,878	—	—	1,878	1,332	—	—	$1,332
Total cash equivalents	1,878	—	—	1,878	1,332	—	—	1,332
Available-for-Sale Investments:
Financial institution instruments	3	—	—	3	3	—	—	3
Marketable securities and mutual funds(2)	104	27	—	131	115	69	—	184
Total available-for-sale investments	107	27	—	134	118	69	—	187
Total cash equivalents and available-for-sale investments	$1,985	$27	$—	$2,012	$1,450	$69	$—	$1,519
(1)    Money market funds invested in government debt and traded in active markets are included in Level 1. Government debt includes instruments such as U.S. treasury notes, U.S. agency securities and non-U.S. government bonds
(2)    As of October 31, 2025 and 2024, $63 million and $78 million, respectively, of debt securities were restricted to fund benefits received by qualifying employees under a sponsored defined benefit plan.
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2025 and 2024, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $89 million in fiscal year 2025, $78 million in fiscal year 2024, and $67 million in fiscal year 2023. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2025
	Amortized Cost	Fair Value
	In millions
Due in less than one year	$15	$15
Due in one to five years	49	51
	$64	$66

Non-marketable equity securities in privately held companies are included in Other current and non-current assets in the Consolidated Balance Sheets. These amounted to $137 million and $107 million as of October 31, 2025 and 2024, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded in fiscal year 2025.

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
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when the net fair value of financial instruments fluctuates. The Company includes gross collateral posted and received in other current assets and other current liabilities in the Consolidated Balance Sheets, respectively. The fair value of derivatives with credit contingent features in a net liability position was $98 million and $59 million as of October 31, 2025 and 2024, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of October 31, 2025 and 2024.
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
During fiscal year 2025 and 2024, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
 Fair Value of Derivative Instruments in the Consolidated Balance Sheets

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The gross notional and fair value of derivative instruments in the Consolidated Balance Sheets were as follows:

	As of October 31, 2025					As of October 31, 2024
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$250	$—	$—	$1	$—	$750	$—	$—	$11	$10
Cash flow hedges:
Foreign currency contracts	14,492	141	27	174	54	14,563	169	36	117	34
Interest rate contracts	—	—	—	—	—	500	—	4	—	1
Total derivatives designated as hedging instruments	14,742	141	27	175	54	15,813	169	40	128	45
Derivatives not designated as hedging instruments
Foreign currency contracts	4,389	14	—	14	—	4,284	20	—	7	—
Other derivatives	168	1	—	1	—	156	—	—	2	—
Total derivatives not designated as hedging instruments	4,557	15	—	15	—	4,440	20	—	9	—
Total derivatives	$19,299	$156	$27	$190	$54	$20,253	$189	$40	$137	$45

Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of October 31, 2025 and 2024, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Derivatives	Financial Collateral		Net Amount
	In millions
As of October 31, 2025
Derivative assets	$183	$—	$183	$143	$15	(1)	$25
Derivative liabilities	$244	$—	$244	$143	$279	(2)	$(178)
As of October 31, 2024
Derivative assets	$229	$—	$229	$113	$88	(1)	$28
Derivative liabilities	$182	$—	$182	$113	$61	(2)	$8
(1)Represents the cash collateral posted by counterparties as of the respective reporting date for HP’s asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
(2)Represents the collateral posted by HP including any excess or re-use of counterparty cash collateral as of the respective reporting date for HP’s liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
Effect of Derivative Instruments in the Consolidated Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Derivative Instrument	Hedged Item	Location	For the fiscal years ended October 31	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Interest rate contracts	Fixed-rate debt	Interest and other, net	2025	$20	$(20)
			2024	$36	$(36)
			2023	$20	$(20)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive income (loss) was as follows:

	For the fiscal years ended October 31
	2025	2024	2023
	In millions
Gain/(loss) recognized in Accumulated other comprehensive income (loss) on derivatives:
Foreign currency contracts	$(214)	$47	$(427)
Interest rate contracts	$3	$4	$—
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Gain/ (loss) reclassified from Accumulated other comprehensive loss into earnings
	For the fiscal years ended October 31
	2025	2024	2023
	In millions
Products net revenue	$(32)	$408	$243
Cost of products net revenue	(81)	(142)	(167)
Operating expenses	2	(4)	(4)
Interest and other, net	13	12	12
Total	$(98)	$274	$84
As of October 31, 2025, HP expects to reclassify an estimated accumulated other comprehensive loss of approximately $41 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive loss based on the change of market rate, and therefore could have different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Statements of Earnings was as follows:

	Gain/(loss) recognized in earnings on derivative instrument
	Location	2025	2024	2023
		In millions
Foreign currency contracts	Interest and other, net	$(11)	$44	$(65)
Other derivatives	Interest and other, net	3	—	(3)
Total		$(8)	$44	$(68)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11: Borrowings
 Notes Payable and Short-Term Borrowings

	As of October 31
	2025		2024
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Current portion of long-term debt	$788	3.2%	$1,358	5.0%
Notes payable to banks and other	57	—%	48	—%
Total notes payable and short-term borrowings	$845		$1,406
Long-Term Debt

				As of October 31
				2025	2024
				In millions
U.S. Dollar Global Notes(1)	Maturity Date	Issue Price	Stated Interest Rate
$1,150 issued June 2020	June 2025	99.769%	2.20%	$—	$1,150
$1,000 issued June 2021	June 2026	99.808%	1.45%	522	521
$1,000 issued June 2020	June 2027	99.718%	3.00%	999	999
$900 issued June 2022	January 2028	99.841%	4.75%	899	899
$1,000 issued March 2022	April 2029	99.767%	4.00%	999	999
$500 issued April 2025	April 2030	99.732%	5.40%	499	—
$850 issued June 2020	June 2030	99.790%	3.40%	503	503
$1,000 issued June 2021	June 2031	99.573%	2.65%	998	997
$1,000 issued March 2022	April 2032	99.966%	4.20%	676	676
$1,100 issued June 2022	January 2033	99.725%	5.50%	1,098	1,098
$500 issued April 2025	April 2035	99.778%	6.10%	499	—
$1,200 issued September 2011	September 2041	99.863%	6.00%	1,199	1,199
$500 issued August 2022(2)	March 2029	100.000%	4.75%	—	3
				8,891	9,044
Other borrowings at 1.47%-7.07%, due in fiscal years 2026-2032				765	645
Fair value adjustment related to hedged debt				(1)	(21)
Unamortized debt issuance cost				(46)	(47)
Current portion of long-term debt				(788)	(1,358)
Total long-term debt				$8,821	$8,263
(1)HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.
(2)During the quarter ended October 31, 2025, HP redeemed and settled $3.4 million of the pending March 2029 Notes related to the August 2022 Poly acquisition.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In April 2025, HP completed its offering of $1.0 billion aggregate principal amount of senior unsecured notes, consisting of $500 million of 5.40% notes due April 2030 and $500 million of 6.10% notes due April 2035. HP incurred issuance costs of $9 million. HP is required to pay interest semi-annually on each series of the notes on April 25 and October 25, beginning October 25, 2025. In April 2025, a series of forward starting swaps and a treasury rate lock totaling $825 million notional amount were settled to mitigate the treasury rates volatility associated with this debt issuance. HP used the net proceeds from the offering of the notes for general corporate purposes, including, together with cash on hand, the repayment of the Global Notes due June 2025 upon maturity.
As disclosed in Note 10, “Financial Instruments”, HP uses interest rate swaps to mitigate some of the exposure of its debt portfolio to changes in fair value resulting from changes in benchmark interest rates. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.
As of October 31, 2025, aggregate future maturities of debt at face value (excluding unamortized debt issuance cost of $46 million, discounts on debt issuance of $10 million and fair value adjustment related to hedged debt of $1 million), including other borrowings were as follows:

Fiscal year	In millions
2026	$847
2027	1,227
2028	1,060
2029	1,084
2030	1,027
Thereafter	4,478
Total	$9,723
Commercial Paper
As of October 31, 2025, HP maintained a U.S. commercial paper program for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. The principal amount outstanding under this program and certain short-term borrowings at any time cannot exceed a $6.0 billion authorization by HP’s Board of Directors. As of October 31, 2025 and October 31, 2024, no commercial paper was outstanding under the program.
Credit Facility
As of October 31, 2024 and 2025, HP maintained a $5.0 billion 5-year sustainability-linked senior unsecured committed revolving credit facility, which HP entered into on August 1, 2024. Commitments under the revolving credit facility will be available until August 1, 2029. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the revolving credit facility may be used for general corporate purposes. In March 2024, the $1.0 billion senior unsecured committed 364-day revolving credit facility matured in accordance with its terms. Additionally, commitments under the previous $5.0 billion sustainability-linked senior unsecured committed revolving credit facility were terminated concurrently with the execution of the revolving credit facility on August 1, 2024.
As of October 31, 2025, HP was in compliance with the covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of October 31, 2025, HP had available borrowing resources of $1.1 billion from uncommitted lines of credit in addition to funds available under the revolving credit facility.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. In fiscal year 2025, HP executed share repurchases of 29.6 million shares and settled total shares for $0.8 billion. In fiscal year 2024, HP executed share repurchases of 62.7 million shares and settled total shares for $2.1 billion. In fiscal year 2023, HP executed share repurchases of 3.6 million shares and settled total shares for $0.1 billion. Share repurchases executed during fiscal year 2025 included 0.2 million shares settled in November 2025.
The shares repurchased in fiscal years 2025, 2024 and 2023 were all open market repurchase transactions. As of October 31, 2025, HP had approximately $8.4 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Changes and reclassifications related to Accumulated Other Comprehensive Loss, net of taxes

	For the years ended October 31
	2025	2024	2023
	In millions
Other comprehensive loss, net of taxes:
Unrealized components of available-for-sale debt securities
Balance at the beginning of period	$14	$7	$6
Unrealized gains arising during the period	16	8	2
Tax effects on change in unrealized components of available-for-sale securities	(1)	(1)	(1)
Unrealized components of available-for-sale debt securities, net of taxes	15	7	1
Balance at the end of period	$29	$14	$7

Unrealized components of cash flow hedges
Balance at the beginning of period	$47	$230	$648
Unrealized (losses) gains arising during the period	(211)	51	(427)
Losses (gains) reclassified into earnings	98	(274)	(84)
Tax effects on change in unrealized components of cash flow hedges	18	40	93
Unrealized components of cash flow hedges, net of taxes	(95)	(183)	(418)
Balance at the end of period	$(48)	$47	$230

Unrealized components of defined benefit plans
Balance at the beginning of period	$(496)	$(437)	$(323)
Unrealized gains (losses) arising during the period	30	(76)	(141)
Amortization of actuarial loss and prior service benefit	21	8	—
Curtailments, settlements and other	6	2	—
Tax effects on change in unrealized components of defined benefit plans	(11)	7	27
Unrealized components of defined benefit plans, net of taxes	46	(59)	(114)
Balance at the end of period	$(450)	$(496)	$(437)

Cumulative translation adjustment
Balance at the beginning of period	$1	$(23)	$(46)
Change in cumulative translation adjustment	12	24	23
Tax effect on change in cumulative translation adjustment	(1)	—	—
Cumulative translation adjustment, net of taxes	11	24	23
Balance at the end of period	$12	$1	$(23)

Other comprehensive loss	$(23)	$(211)	$(508)
Accumulated other comprehensive loss	$(457)	$(434)	$(223)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	For the fiscal years ended October 31
	2025	2024	2023
	In millions, except per share amounts
Numerator:
Net earnings	$2,529	$2,775	$3,263
Denominator:
Weighted-average shares used to compute basic net EPS	946	979	992
Dilutive effect of employee stock plans	7	10	8
Weighted-average shares used to compute diluted net EPS	953	989	1,000
Net earnings per share:
Basic	$2.67	$2.83	$3.29
Diluted	$2.65	$2.81	$3.26
Anti-dilutive weighted-average stock-based compensation awards(1)	8	1	4

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 14: Litigation and Contingencies
 HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of October 31, 2025, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement entered into with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
separation and distribution agreement, Hewlett Packard Enterprise has agreed to indemnify HP in part, based on the extent to which any liability arises from the products and spare parts of Hewlett Packard Enterprise’s businesses.
Media Content Protection LLC Patent Litigation (formerly Philips Patent Litigation). In September 2020, Koninklijke Philips N.V. and Philips North America LLC (collectively, “Philips”) filed a complaint against HP for patent infringement in federal court for the District of Delaware and filed a companion complaint with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act against HP and 8 other sets of respondents. Both complaints allege that certain digital video-capable devices and components thereof infringe four of Philips’ patents. In October 2020, the ITC instituted an investigation, and Philips later withdrew two of the four patents. On March 23, 2022, the ITC rendered a final determination that no violation of Section 337 has occurred. Philips did not appeal and elected to resume litigation with its case in federal court. Philips seeks unspecified damages and an injunction against HP, and the prior stay has been lifted. On August 10, 2023, HP filed a motion for summary judgment of indefiniteness for all asserted claims. On July 1, 2024, the district court denied the motion without prejudice to renew. Philips conveyed the patents asserted in the district court action to Media Content Protection LLC (“MCP”), and MCP was substituted as plaintiff in place of Philips. As of November 25, 2025, the district court has ruled that all patents asserted against HP are invalid under 35 U.S.C. § 101, subject to appeal.
York County on behalf of the County of York Retirement Fund v. HP Inc., et al., and related proceedings. On November 5, 2020, York County, on behalf of the County of York Retirement Fund, filed a putative class action complaint against HP, Dion Weisler, and Catherine Lesjak in federal court in the Northern District of California. The court appointed Maryland Electrical Industry Pension Fund as Lead Plaintiff. Lead Plaintiff filed a consolidated complaint, which additionally names as defendants Enrique Lores and Richard Bailey. The complaint alleges, among other things, that from November 5, 2015 to June 21, 2016, HP and the named current and former officers violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business (“Securities Class Action”). Plaintiffs seek compensatory damages and other relief. HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On March 3, 2022, the court granted the motion to dismiss with prejudice. Plaintiffs appealed the decision. On April 11, 2023, the appellate court reversed the district court’s decision and remanded the case to the district court for further proceedings consistent with the appellate opinion, including consideration of HP’s other arguments for dismissal. On July 21, 2023, HP and the named officers filed a renewed motion to dismiss. On March 27, 2024, the district court issued an order granting in part and denying in part the motion to dismiss. On August 8, 2024, the Court of Appeals for the Ninth Circuit granted HP’s petition for permission to appeal. On October 28, 2024, HP filed its appeal, which is awaiting appellate court oral argument that has not yet been scheduled. On July 28, 2025, the parties executed a binding term sheet containing the material terms of a proposed settlement. On August 19, 2025, the parties filed a stipulation of settlement and motion for preliminary approval of settlement in the district court. On September 22, 2025, the district court entered an order preliminarily approving the settlement. On May 17, 2021, stockholder Scott Franklin filed a derivative complaint against certain current and former officers and directors in federal court in the District of Delaware. Plaintiff purports to bring the action on behalf of HP, which he has named as a nominal defendant, and he makes substantially the same factual allegations as in the York County securities complaint, bringing claims for breach of fiduciary duty and violations of securities laws. The derivative plaintiff seeks compensatory damages, governance reforms, and other relief. By court order following stipulations by the parties, the case was transferred to the Northern District of California, and the case was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. On January 13, 2022, stockholder Gerald Lovoi filed a derivative complaint in federal court in the Northern District of California against the same current and former officers and directors named in the Franklin action. The complaint alleges the same basic claims based on the same alleged conduct as the Franklin action and seeks similar relief. By stipulation of the parties, the Lovoi action was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. On May 31, 2024, the court adopted a stipulation in which the derivative plaintiffs and defendants agreed to consolidate the derivative proceedings, close the Lovoi action, and extend the current stay through summary judgment in the Securities Class Action.
Legal Proceedings re Authentication of Supplies. Since 2016, HP has from time to time been named in civil litigation, or been the subject of government investigations, involving supplies authentication protocols used in certain HP printers in multiple geographies, including but not limited to the United States, Italy, Israel, the Netherlands, Australia and New Zealand. The supplies authentication protocols are often referred to as Dynamic Security. The core allegations in these proceedings claim misleading or inadequate consumer notifications and permissions pertaining to the use of Dynamic Security, the installation of firmware updates, or the potential inability of cartridges with clone chips or circuitry to work in HP printers with Dynamic Security. Plaintiffs base or have based their claims on various legal theories, including but not limited to unfair competition, computer trespass, and similar statutory claims. Among other relief, Plaintiffs have sought or seek money damages and in certain cases have or may seek injunctive relief against the use or operation of Dynamic Security or relief requiring interoperability. If HP is not successful in its defense of these cases or investigations, it could be subject to damages, penalties, significant settlement demands, or injunctive relief that may be costly or may disrupt operations. Certain of these proceedings in the United States, Italy, the Netherlands, Israel, Australia and New Zealand have been resolved, have concluded, or have concluded subject only to HP’s pending appeal. Digital Revolution B.V. (trading as

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
123Inkt) filed civil litigation, including competition claims, against HP Nederlands B.V., et al. (Netherlands) in March 2020, HP substantially prevailed before the trial court, and both parties appealed. On November 19, 2024, the court of appeal issued a decision rejecting competition claims against HP and providing that use of Dynamic Security by HP is not unlawful. On February 18, 2025, Digital Revolution filed a cassation appeal against the decision before the Dutch Supreme Court. In addition, a putative class action was filed against HP in federal court in Illinois in January 2024, arising out of the use of Dynamic Security firmware updates in HP printers. Plaintiffs seek compensatory damages, restitution, injunctive relief against alleged unfair and anticompetitive business practices, and other relief. On September 30, 2025, the court dismissed the complaint in its entirety but gave plaintiffs leave to file an amended complaint. The case is in its early stages.
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
Litigation with Wilus Institute of Standards and Technology, Inc. and Sisvel International S.A. Since September 13, 2024, Wilus Institute of Standards and Technology, Inc. (“Wilus”) has filed three patent infringement lawsuits against HP in the Eastern District of Texas seeking monetary damages, injunctions and other relief. The complaints allege that HP products, that are compliant with the Wi-Fi 6 (801.11.ax) standard, infringe patents owned by Wilus. Wilus is a member of the Wi-Fi 6 patent pool administered by Sisvel International S.A. (“Sisvel”), and the patents at issue in the lawsuits are in the Sisvel Wi-Fi 6 patent pool. In December 2024, HP answered the complaints and filed counterclaims against Wilus and Sisvel, alleging that Wilus and Sisvel violated their obligations to license standard-essential patents on fair, reasonable and non-discriminatory (“FRAND”) terms, and seeking a court determination of the proper FRAND rate. As of August 8, 2025, another Sisvel Wi-Fi 6 pool member Koniklijke Philips N.V. and its affiliate Philips GmbH (together, “Philips”) filed three lawsuits against HP Inc., HP Deutschland GmbH and HP International SARL, in the State Court in Munich, Germany asserting pool patents related to Wi-Fi 6 standards. Philips seeks an injunction, reporting, damages and product recall in two of its claims and hearings are scheduled on May 21, 2026 and June 11, 2026. The third claim relates to an expired patent for which Philips seeks damages, and a hearing is scheduled on July 30, 2026. As of August 26, 2025, another pool member, Huawei Technologies Co. Ltd (“Huawei”), filed two lawsuits against HP Inc. and HP Deutschland GmbH in the State Court in Munich, Germany, asserting pool patents related to Wi-Fi 6 standards. Relief sought includes an injunction, reporting, damages, product recall and/or destruction of inventory, and a hearing has been set in one case for March 26, 2026. In October, Sisvel and HP reached agreement to resolve all patent litigation with Sisvel and Sisvel Wi-Fi 6 pool members related to Wi-Fi 6, and all pending proceedings are in the process of being dismissed.
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
HP’s aggregate product warranty liabilities and changes were as follows:

	For the fiscal years ended October 31
	2025	2024
	In millions
Balance at beginning of year	$550	$706
Accruals for warranties issued	670	721
Adjustments related to pre-existing warranties (including changes in estimates)	(4)	30
Settlements made	(764)	(907)
Balance at end of year	$452	$550

Note 16: Commitments
Unconditional Purchase Obligations
HP’s unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price and volume provisions and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancellable without penalty.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
As of October 31, 2025, unconditional purchase obligations were as follows:

Fiscal year	In millions
2026	$509
2027	227
2028	195
2029	111
2030	38
Thereafter	5
Total	$1,085

Note 17: Leases
As a lessee, HP determines, at lease inception, whether or not an arrangement contains a lease. A significant portion of the operating lease portfolio includes real estate leases. Additionally, HP has identified embedded operating leases within certain outsourced supply chain contracts. Leasing arrangements have a remaining lease term ranging from 1 to approximately 15 years with varying renewal and termination options. Substantially all of HP’s leases are considered operating leases. Finance leases, short-term leases and sub-lease income were not material as of October 31, 2025 and 2024 or for fiscal years ended October 31, 2025 and 2024, respectively.
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
HP reviews the impairment of the ROU assets consistent with the approach applied for other long-lived assets.
The components of lease expense are as follows:

	For the fiscal years ended October 31
	2025	2024
	In millions
Operating lease cost	$249	$230
Variable cost	100	106
Total lease expense	$349	$336
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments made from variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	For the fiscal years ended October 31
	2025	2024
	In millions
Cash paid for amount included in the measurement of lease liabilities	$256	$233
Right-of-use assets obtained in exchange of lease liabilities(1)	$452	$411
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.

Weighted-average information associated with the measurement of our remaining operating lease liabilities is as follows:

	As of October 31
	2025	2024
Weighted-average remaining lease term in years	4.7	4.1
Weighted-average discount rate	6.9%	6.5%
The following maturity analysis presents expected undiscounted cash outflows for operating leases on an annual basis for the next five years:

Fiscal year	In millions
2026	$474
2027	357
2028	193
2029	90
2030	57
Thereafter	216
Total lease payments	1,387
Less: Imputed interest	171
Total lease liabilities	$1,216
There were no material operating leases that HP had entered into and that were yet to commence as of October 31, 2025.
As a lessor, HP records revenue under sales-type leases at the commencement of the lease. Revenue recognized from sales-type leases constituted less than one percent of product net revenue for fiscal years 2025, 2024 and 2023 respectively. As of October 31, 2025 and 2024, the net investment in leases balance were $859 million and $705 million, respectively.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date such that the information required to be disclosed by us in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to HP’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
See Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in Item 8, which are incorporated herein by reference.
Remediation of Previously Reported Material Weakness
As previously reported in the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 2024, we identified a material weakness in internal control over financial reporting. The material weakness resulted from undue reliance on information generated from certain software solutions affecting various financial statement line items as well as net revenue without effectively designed information technology (“IT”) general controls specifically around user access and change management and job schedule monitoring IT operations. This material weakness did not result in any material misstatement of our financial statements. While this material weakness did not result in a material misstatement of our financial statements, there was a reasonable possibility that it could have resulted in a material misstatement in the Company's annual or interim consolidated financial statements that would not be detected. Accordingly, we determined that it constituted a material weakness.
With respect to the material weakness above, management, under the oversight of the Audit Committee, completed the re-design and implementation of IT general controls specific to the impacted software solutions. During the quarter ended October 31, 2025, we completed our testing of the operating effectiveness of internal controls impacted by these remediation efforts and determined the material weakness has been remediated as of October 31, 2025.
Changes in Internal Control over Financial Reporting
Other than the material weakness remediation activities described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.
Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. On September 4, 2025, Alex Cho, our then President, Personal Systems, adopted a written plan for the sale of up to (i) 86,569 shares of our common stock underlying employee stock options; and (ii) 53,221 shares of our common stock underlying performance adjusted restricted stock units, plus any additional shares that vest based on the achievement of the relevant performance criteria. The plan is scheduled to commence on December 8, 2025 and is scheduled to expire on December 11, 2025, or on any earlier date on which all of the shares have been sold. This plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
The names of the executive officers of HP and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.
The following information is included in HP’s Proxy Statement related to its 2026 Annual Meeting of Stockholders to be filed within 120 days after HP’s fiscal year end of October 31, 2025 (the “Proxy Statement”) and is incorporated herein by reference:
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
•Information on HP’s code of business conduct and ethics for directors, officers and employees, also known as “Integrity at HP”, is set forth in the section entitled “Code of Conduct” under “Corporate Governance and Board of Directors—Board Proposal No. 1 Election of Directors,” information on HP’s Corporate Governance Guidelines is set forth in the sections entitled “How We Are Selected” and “Director Independence” under “Corporate Governance and Board of Directors—Board Proposal No. 1 Election of Directors,” and information required by Item 405 of Regulation S-K under the Exchange Act is set forth in the section entitled “Delinquent Section 16(a) Reports.”
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
3.Exhibits:

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
3(a)	Registrant’s Restated Certificate of Incorporation.	8-K	001-04423	3.2	April 25, 2024
3(b)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	June 25, 2025
3(c)	Certificate of Designations of Series A Junior Participating Redeemable Preferred Stock of HP Inc. (included in Exhibit 3(a)).
3(d)	Certificate of Designations of Series A Junior Participating Preferred Stock of HP Inc. (included in Exhibit 3(a)).
4(a)	Indenture, dated June 1, 2000, between the Registrant and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(b)	Form of Registrant’s 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.5 and 4.6	September 19, 2011
4(c)	Specimen certificate for the Registrant’s common stock.	8-A/A	001-04423	4.1	June 23, 2006
4(d)	Description of HP Inc.’s securities.	10-K	001-04423	4(h)	December 18, 2023
4(e)	Indenture, dated June 17, 2020, between HP Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-04423	4.1	June 17, 2020
4(f)	Form of 3.000% notes due 2027 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.5	June 17, 2020
4(g)	Form of 3.400% notes due 2030 and related Officers’ Certificate.	8-K	001-04423	4.4 and 4.5	June 17, 2020
4(h)	First Supplemental Indenture, dated as of June 16, 2021, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-04423	4.2	June 21, 2021
4(i)	Form of 1.450% notes due 2026 and 2.650% notes due 2031 (included in Exhibit 4(j)).
4(j)	Form of 4.000% notes due 2029 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.4	March 31, 2022
4(k)	Form of 4.200% notes due 2032 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	March 31, 2022
4(l)	Form of 4.750% notes due 2028 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.4	June 21, 2022
4(m)	Form of 5.500% notes due 2033 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	June 21, 2022
4(n)	Second Supplemental Indenture, dated as of September 1, 2022, between HP Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-04423	4.2	September 7, 2022
4(o)	Form of 4.750% notes due 2029 (included in Exhibit 4(o)).
4(p)	Third Supplemental Indenture dated April 14, 2025, by and among HP Inc., The Bank of New York Mellon Trust Company, N.A., as first trustee, and U.S. Bank Trust Company, National Association, as successor trustee.	8-K	001-04423	4.1	April 16, 2025

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(q)	Form of 5.400% notes due 2030 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	April 25, 2025
4(r)	Form of 6.100% notes due 2035 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.5	April 25, 2025
10(a)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(b)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(c)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(d)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(e)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015
10(f)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(g)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2017.*	10-K/A	001-04423	10(n)(n)	December 15, 2017
10(h)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective February 28, 2020.*	10-Q	001-04423	10(p)(p)	March 5, 2020
10(i)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(j)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(k)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(l)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(m)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(n)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018).*	10-Q	001-04423	10(k)(k)(k)	March 5, 2019
10(o)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(m)(m)(m)	December 12, 2019
10(p)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(n)(n)(n)	December 12, 2019
10(q)	Form of Grant Agreement for grants of restricted stock units for directors (for use from January 15, 2020).*	10-Q	001-04423	10(n)(n)(n)	March 5, 2020
10(r)	Amendment Number One to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(r)(r)(r)	June 5, 2020
10(s)	Amendment Number One to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(s)(s)(s)	June 5, 2020
10(t)	Amendment Number Two to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective September 21, 2020.*	10-K	001-04423	10(x)(x)(x)	December 10, 2020

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(u)	Amendment Number Two to Registrant's 2005 Executive Deferred Compensation Plan (as amended effective September 21, 2020).*	10-K	001-04423	10(y)(y)(y)	December 10, 2020
10(v)	Form of Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(x)(x)(x)	March 5, 2021
10(w)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 17, 2020).*	10-Q	001-04423	10(y)(y)(y)	March 5, 2021
10(x)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(c)(c)(c)(c)	March 5, 2021
10(y)	Form of Grant Agreement for grants of restricted stock units for directors.*	10-Q	001-04423	10(d)(d)(d)(d)	March 5, 2021
10(z)
First Amendment to the Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective February 28, 2020 (as amended effective December 7, 2020)*
		10-Q	001-04423	10(e)(e)(e)(e)	March 5, 2021
10(a)(a)	Amendment Number Three to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective November 17, 2020).*	10-Q	001-04423	10(f)(f)(f)(f)	March 5, 2021
10(b)(b)	Amendment Number Four to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective as of April 1, 2021 and December 31, 2021).*	10-Q	001-04423	10(j)(j)(j)	September 3, 2021
10(c)(c)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(l)(l)(l)	March 7, 2022
10(d)(d)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(o)(o)(o)	March 7, 2022
10(e)(e)	Plantronics, Inc. 2003 Stock Plan, as amended and restated.*	S-8	333-267151	4.4	August 29, 2022
10(f)(f)	Amendment Number One to the Plantronics, Inc. 2003 Stock Plan, as amended and restated.*	S-8	333-267151	4.5	August 29, 2022
10(g)(g)	Amendment Number Five to Registrant’s 2005 Executive Deferred Compensation Plan.*	10-K	001-04423	10(t)(t)(t)	December 6, 2022
10(h)(h)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2022).*	10-Q	001-04423	10(u)(u)(u)	March 1, 2023
10(i)(i)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2022).*	10-Q	001-04423	10(v)(v)(v)	March 1, 2023
10(j)(j)	Form of Grant Agreement for grants of non-qualified stock options (for use from November 1, 2022).*	10-Q	001-04423	10(w)(w)(w)	March 1, 2023
10(k)(k)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options (for use from November 1, 2022).*	10-Q	001-04423	10(z)(z)(z)	March 1, 2023
10(l)(l)
Second Amendment to Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective February 28, 2020, for Performance-Contingent Stock Options generally granted on or after December 7, 2022.*
		10-Q	001-04423	10(a)(a)(a)(a)	March 1, 2023
10(m)(m)	Form of Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan).*	10-Q	001-04423	10(b)(b)(b)(b)	March 1, 2023
10(n)(n)	Form of Retention Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan).*	10-Q	001-04423	10(c)(c)(c)(c)	March 1, 2023
10(o)(o)	2023 Amendment to the HP Inc. Cash Account Restoration Plan.*	10-Q	001-04423	10(d)(d)(d)(d)	May 31, 2023

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(p)(p)	Third Amendment to the HP Inc. Excess Benefit Plan.*	10-Q	001-04423	10(e)(e)(e)(e)	May 31, 2023
10(q)(q)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2023).*	10-Q	001-04423	10(f)(f)(f)(f)	February 28, 2024
10(r)(r)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2023).*	10-Q	001-04423	10(g)(g)(g)(g)	February 28, 2024
10(s)(s)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2023).*	10-Q	001-04423	10(j)(j)(j)(j)	February 28, 2024
10(t)(t)	Form of Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan for use from December 1, 2023).*	10-Q	001-04423	10(k)(k)(k)(k)	February 28, 2024
10(u)(u)	Form of Retention Grant Agreement for grants of restricted stock units (for Plantronics, Inc. plan for use from December 1, 2023).*	10-Q	001-04423	10(l)(l)(l)(l)	February 28, 2024
10(v)(v)	Registrant’s Fourth Amended and Restated 2004 Stock Incentive Plan.*	8-K	001-04423	10.1	April 25, 2024
10(w)(w)	Five-Year Credit Agreement dated August 1, 2024, by and among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-04423	10.1	August 6, 2024
10(x)(x)	Form of HP Agreement Regarding Confidential Information and Proprietary Developments*	10-K	001-4423	10(h)(h)(h)	December 13, 2024
10(y)(y)	Amended Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2022).*	10-Q	001-04423	10(a)	February 28, 2025
10(z)(z)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2024).*†
10(a)(a)(a)	Form of Retention Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2024).*†
10(b)(b)(b)	HP Inc. 2021 Employee Stock Purchase Plan (as amended on June 11, 2025).*†
19	Insider Trading Policy.	10-K	001-4423	19	December 13, 2024
21	Subsidiaries of the Registrant as of October 31, 2025.†
23	Consent of Independent Registered Public Accounting Firm.†
24	Power of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
97	HP Inc. Mandatory Covered Compensation Recovery Policy.	10-K	001-04423	97	December 18, 2023

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).†
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

Date: December 10, 2025	HP INC.
	By:	/s/ KAREN L. PARKHILL
Karen L. Parkhill Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Karen L. Parkhill and Julie Jacobs, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ ENRIQUE LORES	President and Chief Executive Officer and Director (Principal Executive Officer)	December 10, 2025
Enrique Lores

/s/ KAREN L. PARKHILL	Chief Financial Officer (Principal Financial Officer)	December 10, 2025
Karen L. Parkhill

/s/ MANPREET GREWAL	Global Controller (Principal Accounting Officer)	December 10, 2025
Manpreet Grewal

/s/ CHARLES V. BERGH	Director	December 10, 2025
Charles V. Bergh

/s/ BRUCE BROUSSARD	Director	December 10, 2025
Bruce Broussard

/s/ STACY BROWN-PHILPOT	Director	December 10, 2025
Stacy Brown-Philpot

/s/ STEPHANIE BURNS	Director	December 10, 2025
Stephanie Burns

/s/ MARY ANNE CITRINO	Director	December 10, 2025
Mary Anne Citrino

/s/ RICHARD L. CLEMMER	Director	December 10, 2025
Richard L. Clemmer

/s/ MA. FATIMA DE VERA FRANCISCO	Director	December 10, 2025
Ma. Fatima de Vera Francisco

/s/ DAVID MELINE	Director	December 10, 2025
David Meline

/s/ JUDITH MISCIK	Director	December 10, 2025
Judith Miscik

/s/GIANLUCA PETTITI	Director	December 10, 2025
Gianluca Pettiti

/s/ KIM K.W. RUCKER	Director	December 10, 2025
Kim K.W. Rucker

/s/ SONGYEE YOON	Director	December 10, 2025
Songyee Yoon