Form 10-Q
period 2026-01-31
HP INC
filed 2026-02-25
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
January 31, 2026
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
_________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP Inc. common stock outstanding as of February 20, 2026 was 914,550,199 shares.

HP INC.
Form 10-Q
For the Quarterly Period ended January 31, 2026
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, they could affect the business and results of operations of HP which may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings (including the Fiscal 2026 Plan (as defined herein)), net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, demand, performance, market share or competitive performance relating to products or services; any statements concerning potential supply constraints, component shortages, manufacturing disruptions or logistics challenges; any statements regarding current or future macroeconomic trends or events, including global trade policies, and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims, disputes or other litigation matters; any statements of expectation or belief as to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can also generally be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Risks, uncertainties and assumptions that could affect our business and results of operations include factors relating to HP’s ability to execute on its strategic plans, including the previously announced initiatives, business model changes and transformation; the development and transition of new products and services and the enhancement of existing products and services to meet evolving customer needs and respond to emerging technological trends, including artificial intelligence; the use of artificial intelligence; the impact of macroeconomic and geopolitical trends, changes and events, including global trade policies, the ongoing military conflict in Ukraine, continued instability in the Middle East or tensions in the Taiwan Strait and South China Sea and the regional and global ramifications of these events; volatility in global capital markets and foreign currency, changes in benchmark interest rates, the effects of inflation and instability of financial institutions; risks associated with HP’s international operations and the effects of business disruption events, including those resulting from climate change; the need to manage (and reliance on) third-party suppliers, including with respect to increasing memory and storage costs, supply constraints and component shortages, and the need to manage HP’s global, multi-tier distribution network and potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; the execution and performance of contracts by HP and its suppliers, customers, clients and partners, including logistical challenges with respect to such execution and performance; the competitive pressures faced by HP’s businesses; the impact of third-party claims of IP infringement; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution, reseller and customer landscape; successfully competing and maintaining the value proposition of HP’s products, including supplies and services; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products or our uneven sales cycle; the hiring and retention of key employees, changes in our management team and execution of succession plans; the results of our restructuring plans (including the Fiscal 2026 Plan), including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of our restructuring plans; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; disruptions in operations from system security risks, data protection breaches, or cyberattacks; HP’s ability to maintain its credit rating, satisfy its debt obligations and complete any contemplated share repurchases, other capital return programs or other strategic transactions; changes in estimates and assumptions HP makes in connection with the preparation of its financial statements; the impact of changes to federal, state, local and foreign laws and regulations, including environmental regulations and tax laws; integration and other risks associated with business combination and investment transactions; our aspirations related to environmental and societal matters; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; the effectiveness of our internal control over financial reporting; and other risks that are described herein, as well as the risks discussed in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). HP’s Fiscal 2026 Plan includes HP’s efforts to drive customer satisfaction, product innovation and productivity primarily through artificial intelligence adoption and enablement and the resulting efficiencies, including those that enable a reduction in workforce. Anticipated cost savings associated with the Fiscal 2026 Plan represent expected gross reductions in costs from these measures. These cost savings are net of any new recurring costs resulting from these initiatives and exclude one-time investments to generate such savings. HP’s expectations on the longer-term sustainability of such cost savings are based on its current business operations and market dynamics and could be significantly impacted by various factors, including but not limited to HP’s evolving business models, future investment decisions, market environment and technology landscape. The forward-looking statements in this report are made as of the date of this filing and HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC.
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three months ended January 31
	2026	2025
	In millions, except per share amounts
Net revenue:
Products	$13,598	$12,695
Services	840	809
Total net revenue	14,438	13,504
Cost of net revenue:
Products	11,138	10,194
Services	465	470
Total cost of net revenue	11,603	10,664
Gross profit	2,835	2,840
Research and development	392	397
Selling, general and administrative	1,504	1,459
Restructuring and other charges	126	70
Acquisition and divestiture (credits) charges	(2)	6
Amortization of intangible assets	56	63
Total operating expenses	2,076	1,995
Earnings from operations	759	845
Interest and other, net	(88)	(141)
Earnings before taxes	671	704
Provision for taxes	(126)	(139)
Net earnings	$545	$565

Net earnings per share:
Basic	$0.59	$0.60
Diluted	$0.58	$0.59

Weighted-average shares used to compute net earnings per share:
Basic	926	948
Diluted	932	957
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HP INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended January 31
	2026	2025
	In millions
Net earnings	$545	$565
Other comprehensive (loss) income before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	1	4

Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(253)	332
Losses (gains) reclassified into earnings	7	(43)
	(246)	289
Change in unrealized components of defined benefit plans:
Unrealized (losses) gains arising during the period	(34)	1
Amortization of actuarial loss and prior service benefit	4	5
Curtailments, settlements and other	3	(1)
	(27)	5

Change in cumulative translation adjustment	18	(13)
Other comprehensive (loss) income before taxes	(254)	285
Benefit from (provision for) taxes	57	(55)
Other comprehensive (loss) income, net of taxes	(197)	230
Comprehensive income	$348	$795
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HP INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	January 31, 2026	October 31, 2025
	In millions, except par value
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,154	$3,705
Accounts receivable, net of allowance for credit losses of $84 and $83 as of January 31, 2026 and October 31, 2025	5,332	5,692
Inventory	8,737	8,512
Other current assets	5,003	4,544
Total current assets	22,226	22,453
Property, plant and equipment, net	3,053	3,049
Goodwill	8,724	8,706
Other non-current assets	7,532	7,561
Total assets	$41,535	$41,769
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$861	$845
Accounts payable	18,220	18,051
Other current liabilities	10,209	10,362
Total current liabilities	29,290	29,258
Long-term debt	8,838	8,821
Other non-current liabilities	4,173	4,036
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 917 and 921 shares issued and outstanding as of January 31, 2026 and October 31, 2025)	9	9
Additional paid-in capital	2,207	2,129
Accumulated deficit	(2,328)	(2,027)
Accumulated other comprehensive loss	(654)	(457)
Total stockholders’ deficit	(766)	(346)
Total liabilities and stockholders’ deficit	$41,535	$41,769
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HP INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended January 31
	2026	2025
	In millions
Cash flows from operating activities:
Net earnings	$545	$565
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	214	197
Stock-based compensation expense	182	192
Restructuring and other charges	126	70
Deferred taxes on earnings	(39)	(23)
Other, net	31	35
Changes in operating assets and liabilities, net of divestitures:
Accounts receivable	364	966
Inventory	(260)	(751)
Accounts payable	208	(397)
Net investment in leases related to integrated financing	(25)	2
Taxes on earnings	(28)	12
Restructuring and other	(99)	(74)
Other assets and liabilities	(836)	(420)
Net cash provided by operating activities	383	374
Cash flows from investing activities:
Investment in property, plant, equipment and purchased intangible	(233)	(302)
Purchases of available-for-sale securities and other investments	(5)	(3)
Maturities and sales of available-for-sale securities and other investments	19	5
Collateral posted for derivative instruments	(76)	—
Proceeds from business divestitures, net	26	—
Net cash used in investing activities	(269)	(300)
Cash flows from financing activities:
Proceeds from debt	89	82
Payment of debt	(87)	(50)
Stock-based award activities and others	(73)	(92)
Repurchase of common stock	(325)	(100)
Cash dividends paid	(277)	(273)
Net cash used in financing activities	(673)	(433)
Decrease in cash, cash equivalents and restricted cash	(559)	(359)
Cash, cash equivalents and restricted cash at beginning of period (1)	3,713	3,253
Cash, cash equivalents and restricted cash at end of period	$3,154	$2,894
(1)    Includes cash held for sale of $8 million recorded within Other current assets as of October 31, 2025.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HP INC.
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance as of October 31, 2025	921,149	$9	$2,129	$(2,027)	$(457)	$(346)
Net earnings	—	—	—	545	—	545
Other comprehensive loss, net of taxes	—	—	—	—	(197)	(197)
Comprehensive income	—	—	—	—	—	348
Issuance of common stock in connection with employee stock plans and other	9,385	—	(73)	—	—	(73)
Repurchases of common stock (Note 9)	(13,360)	—	(31)	(294)	—	(325)
Cash dividends ($0.60 per common share)	—	—	—	(552)	—	(552)
Stock-based compensation expense	—	—	182	—	—	182
Balance as of January 31, 2026	917,174	$9	$2,207	$(2,328)	$(654)	$(766)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance as of October 31, 2024	938,989	$9	$1,778	$(2,676)	$(434)	$(1,323)
Net earnings	—	—	—	565	—	565
Other comprehensive income, net of taxes	—	—	—	—	230	230
Comprehensive income	—	—	—	—	—	795
Issuance of common stock in connection with employee stock plans and other	8,405	—	(92)	—	—	(92)
Repurchases of common stock (Note 9)	(2,734)	—	(4)	(93)	—	(97)
Cash dividends ($0.58 per common share)	—	—	—	(547)	—	(547)
Stock-based compensation expense	—	—	192	—	—	192
Balance as of January 31, 2025	944,660	$9	$1,874	$(2,751)	$(204)	$(1,072)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Basis of Presentation
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of HP and its wholly owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended October 31, 2025 in HP’s Annual Report on Form 10-K, filed on December 13, 2025. The Condensed Consolidated Balance Sheet for October 31, 2025 was derived from audited financial statements.
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
In December 2023, the FASB issued guidance that enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. HP is required to adopt this guidance for its annual period ending October 31, 2026. The Company will adopt the guidance prospectively. Adoption of this new guidance will result in additional disclosures in the “Taxes on Earnings” note in the Company’s Consolidated Financial Statements but will not impact the consolidated financial results.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 2: Segment Information
HP has three reportable segments: Personal Systems, Printing, and Corporate Investments.
Personal Systems offers desktops, notebooks, and workstations (including HP’s portfolio of AI PCs and workstations), thin clients, retail point-of-sale (“POS”) systems, displays, hybrid systems, software, solutions including endpoint security and services. Personal Systems includes support and deployment, configurations, and extended warranty services. HP supports a multi-operating system and multi-architecture strategy, primarily using Microsoft Windows and Google Chrome operating systems. HP’s platforms incorporate processors from Intel, AMD and Qualcomm, including integrated AI acceleration, as well as NVIDIA GPUs for advanced graphics and compute workloads.
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
Corporate Investments includes certain business incubation projects and investments in digital enablement.
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Significant Segment Expenses and Operating Results

	Three months ended January 31
	2026	2025
	In millions
Net revenue
Commercial PS	$7,253	$6,645
Consumer PS	2,998	2,579
Personal Systems	10,251	9,224
Supplies	2,799	2,829
Commercial Printing	1,105	1,144
Consumer Printing	283	307
Printing	4,187	4,280
Corporate Investments	—	—
Total segment net revenue	14,438	13,504
Other	—	—
Total net revenue	$14,438	$13,504

Cost of net revenue
Personal Systems	$8,861	$7,837
Printing	2,711	2,792
Corporate Investments	—	1
Total segment cost of net revenue	11,572	10,630

Operating expenses
Personal Systems	$879	$880
Printing	711	687
Corporate Investments	24	17
Total segment operating expenses	1,614	1,584

Earnings before taxes
Personal Systems	$511	$507
Printing	765	801
Corporate Investments	(24)	(18)
Total segment earnings from operations	1,252	1,290
Corporate and unallocated costs and other	(75)	(114)
Stock-based compensation expense	(182)	(192)
Restructuring and other charges	(126)	(70)
Acquisition and divestiture charges	2	(6)
Amortization of intangible assets	(56)	(63)
Certain litigation charges	(56)	—
Interest and other, net	(88)	(141)
Total earnings before taxes	$671	$704

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Realignment
Effective at the beginning of its first quarter of fiscal year 2026, HP realigned its business unit financial reporting to reflect the transition of the Print-as-a-Service business from Corporate Investments to Printing. HP reflected this change to its business unit information in prior reporting periods on an as-if basis which resulted in the reclassification of segment net revenue, cost of net revenue and operating expenses from the Corporate Investments segment to Supplies and Consumer Printing. The reporting change had no impact to previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share (“EPS”). In connection with this business unit realignment, the Company reallocated $197 million of goodwill from Corporate Investments to Printing on a relative fair value basis. The realignment did not result in any impairments to goodwill in any of the affected reporting units.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities summarized by plan were as follows:

	Fiscal 2026 Plan
	Severance	Non-labor	Other prior-year plans(1)	Total
	In millions
Accrued balance as of October 31, 2025	$—	$—	$172	$172
Charges	111	5	4	120
Cash payments	(17)	(3)	(73)	(93)
Non-cash and other adjustments	—	(2)	4	2
Accrued balance as of January 31, 2026	$94	$—	$107	$201
Total costs incurred to date as of January 31, 2026	$111	$5	$995	$1,111

Reflected in the Condensed Consolidated Balance Sheets
Other current liabilities	$69	$—	$102	$171
Other non-current liabilities	$25	$—	$5	$30

Accrued balance as of October 31, 2024	$—	$—	$138	$138
Charges	—	—	56	56
Cash payments	—	—	(60)	(60)
Non-cash and other adjustments	—	—	(12)	(12)
Accrued balance as of January 31, 2025	$—	$—	$122	$122
(1)     Primarily includes the fiscal 2023 plan, which is substantially complete. HP does not expect any further material activity associated with this plan.
Fiscal 2026 Plan
On November 25, 2025, HP’s Board of Directors approved the Fiscal 2026 Plan intended to drive customer satisfaction, product innovation, and productivity primarily through artificial intelligence adoption and enablement that HP expects will be implemented through fiscal 2028. HP expects to reduce global headcount by approximately 4,000 to 6,000 employees. HP estimates that it will incur pre-tax charges of approximately $650 million relating to labor and non-labor actions. During the course of the Fiscal 2026 Plan, HP expects to incur approximately $400 million in labor costs related to workforce reductions and expects the remaining costs to relate to non-labor actions and other charges.
Other Charges
Other charges are distinct from ongoing operational costs and primarily include third-party professional services and other non-recurring costs. For the Fiscal 2026 Plan, these include artificial intelligence adoption and enablement costs. HP incurred $6 million and $14 million of other charges for the three months ended January 31, 2026 and January 31, 2025, respectively.

HP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was 18.8% and 19.7% for the three months ended January 31, 2026 and 2025, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three months ended January 31, 2026 was primarily due to favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world.
Uncertain Tax Positions
As of January 31, 2026, the amount of gross unrecognized tax benefits was $889 million, of which up to $671 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits increased by $24 million for the three months ended January 31, 2026. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Condensed Consolidated Statements of Earnings. As of January 31, 2026 and 2025, HP had accrued $132 million and $145 million, respectively, for interest and penalties.
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 5: Supplementary Financial Information

Cash, Cash Equivalents and Restricted Cash

	As of
	January 31, 2026	October 31, 2025
	In millions
Cash and cash equivalents	$3,154	$3,690
Restricted cash(1)	—	15
	$3,154	$3,705
(1)    Restricted cash is related to amounts collected and held on behalf of a third party for trade receivables previously sold.
Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

Three months ended January 31, 2026
In millions
Balance at beginning of period	$83
Current-period allowance for credit losses	3
Deductions, net of recoveries	(2)
Balance at end of period	$84
HP utilizes certain third-party arrangements in the normal course of business as part of HPs cash and liquidity management and also to provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Condensed Consolidated Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Condensed Consolidated Balance Sheets. The recourse obligations as of January 31, 2026 and October 31, 2025 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended January 31
	2026	2025
	In millions
Balance at beginning of period(1)	$117	$284
Trade receivables sold	2,814	3,049
Cash receipts	(2,737)	(3,191)
Foreign currency and other	5	(9)
Balance at end of period(1)	$199	$133
(1)    Amounts outstanding from third parties reported in Accounts receivable in the Condensed Consolidated Balance Sheets.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Inventory

	As of
	January 31, 2026	October 31, 2025
	In millions
Finished goods	$4,732	$4,721
Purchased parts and fabricated assemblies	4,005	3,791
	$8,737	$8,512

Other Current Assets

	As of
	January 31, 2026	October 31, 2025
	In millions
Supplier and other receivables	$2,312	$1,981
Prepaid and other current assets	1,644	1,577
Value-added taxes receivable	1,047	986
	$5,003	$4,544

Property, Plant and Equipment, Net

	As of
	January 31, 2026	October 31, 2025
	In millions
Land, buildings and leasehold improvements	$2,645	$2,619
Machinery and equipment, including equipment held for lease	5,970	5,867
	8,615	8,486
Accumulated depreciation	(5,562)	(5,437)
	$3,053	$3,049

Other Non-Current Assets

	As of
	January 31, 2026	October 31, 2025
	In millions
Deferred tax assets	$3,429	$3,318
Right-of-use assets	1,146	1,129
Intangible assets	957	1,012
Prepaid pension and post-retirement benefit assets	447	425
Deposits and prepaid	185	316
Other	1,368	1,361
	$7,532	$7,561

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Current Liabilities

	As of
	January 31, 2026	October 31, 2025
	In millions
Sales and marketing programs	$2,925	$3,103
Deferred revenue	1,645	1,609
Other accrued taxes	1,277	1,258
Employee compensation and benefits	749	965
Warranty	396	401
Operating lease liabilities	420	401
Tax liability	253	297
Other	2,544	2,328
	$10,209	$10,362

Other Non-Current Liabilities

	As of
	January 31, 2026	October 31, 2025
	In millions
Deferred revenue	$1,659	$1,632
Operating lease liabilities	819	815
Tax liability	523	496
Pension, post-retirement, and post-employment liabilities	598	564
Deferred tax liability	17	16
Other	557	513
	$4,173	$4,036

Interest and Other, Net

	Three months ended January 31
	2026	2025
	In millions
Interest expense on borrowings	$(99)	$(104)
Factoring costs	(22)	(37)
Non-operating retirement-related credits	10	6
Other, net	23	(6)
	$(88)	$(141)

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Net Revenue by Region

	Three months ended January 31
	2026	2025
	In millions
Americas	$5,578	$5,519
Europe, Middle East and Africa	5,225	4,754
Asia-Pacific and Japan	3,635	3,231
Total net revenue	$14,438	$13,504
Value of Remaining Performance Obligations
As of January 31, 2026, the estimated value of transaction price allocated to remaining performance obligations was $4.4 billion. HP expects to recognize approximately $2.0 billion of the unearned amount in next 12 months and $2.4 billion thereafter.
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
Contract Liabilities
As of January 31, 2026 and October 31, 2025, HP’s contract liabilities balances were $3.3 billion and $3.2 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets.
The increase in the contract liabilities balance for the three months ended January 31, 2026, was primarily driven by sales of fixed-price support and maintenance services, partially offset by $0.5 billion of revenue recognized that was included in the contract liabilities balance as of October 31, 2025.
Supplier Finance Programs
HP facilitates voluntary supplier finance programs to provide certain suppliers the opportunity to sell their right to HP’s payment obligations to participating financial institutions. Under these programs, HP agrees to pay the participating financial institutions the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Participation by suppliers in these programs have no impact on the payment terms and amounts due from HP. HP does not have an economic interest in a supplier's participation in the program and is not a party to the agreement between the supplier and the financial institutions. In connection with these programs, HP does not pledge assets or other forms of guarantees as security for the committed payment to the participating financial institutions. For certain programs, HP pays a monthly service fee to a third-party administrator that provides the supplier finance platform and related support. HP and the participating financial institutions may terminate the agreement upon at least 30 days notice. As of January 31, 2026 and October 31, 2025, HP had $8.8 billion and $8.9 billion respectively, in obligations outstanding (i.e., unpaid invoices) that were confirmed as valid under the supplier finance programs. These obligations are included within the Accounts payable line item of HP’s Condensed Consolidated Balance Sheets. As of both January 31, 2026 and October 31, 2025, the Company’s outstanding payment obligations that suppliers elected to sell to participating financial institutions were $0.1 billion.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
    The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2026				As of October 31, 2025
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents
Government debt(1)	$1,182	$—	$—	$1,182	$1,878	$—	$—	$1,878
Available-for-Sale Investments
Financial institution instruments	—	3	—	3	—	3	—	3
Marketable securities and mutual funds(2)	10	119	—	129	9	122	—	131
Derivative Instruments
Interest rate contracts	—	—	—	—	—	—	—	—
Foreign currency contracts	—	98	—	98	—	182	—	182
Other derivatives	—	1	—	1	—	1	—	1
Total assets	$1,192	$221	$—	$1,413	$1,887	$308	$—	$2,195
Liabilities
Derivative Instruments
Interest rate contracts	$—	$—	$—	$—	$—	$1	$—	$1
Foreign currency contracts	—	405	—	405	—	242	—	242
Other derivatives	—	—	—	—	—	1	—	1
Total liabilities	$—	$405	$—	$405	$—	$244	$—	$244
(1)    Money market funds invested in government debt and traded in active markets are included in Level 1. Government debt includes instruments such as U.S. treasury notes, U.S. agency securities and non-U.S. government bonds.
(2)    As of January 31, 2026 and October 31, 2025, $59 million and $63 million, respectively, of debt securities were restricted to fund benefits received by qualifying employees under a sponsored defined benefit plan.

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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Condensed Consolidated Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $9.6 billion as compared to its carrying amount of $9.7 billion as of both January 31, 2026 and October 31, 2025, respectively. If measured at fair value in the Condensed Consolidated Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
Other Financial Instruments: For the balance of HP’s financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in Other current liabilities on the Condensed Consolidated Balance Sheets, the carrying amounts approximate fair value due to their short term maturities. If measured at fair value in the Condensed Consolidated Balance Sheets, these other financial instruments would be classified as Level 2 or Level 3 of the fair value hierarchy.
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of January 31, 2026				As of October 31, 2025
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents
Government debt(1)	1,182	—	—	1,182	1,878	—	—	1,878
Total cash equivalents	1,182	—	—	1,182	1,878	—	—	1,878
Available-for-Sale Investments
Financial institution instruments	3	—	—	3	3	—	—	3
Marketable securities and mutual funds(2)	103	26	—	129	104	27	—	131
Total available-for-sale investments	106	26	—	132	107	27	—	134
Total cash equivalents and available-for-sale investments	$1,288	$26	$—	$1,314	$1,985	$27	$—	$2,012
(1)    Money market funds invested in government debt and traded in active markets are included in Level 1. Government debt includes instruments such as U.S. treasury notes, U.S. agency securities and non-U.S. government bonds.
(2)    As of January 31, 2026 and October 31, 2025, $59 million and $63 million, respectively, of debt securities were restricted to fund benefits received by qualifying employees under a sponsored defined benefit plan.
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of January 31, 2026 and October 31, 2025, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of January 31, 2026
	Amortized Cost	Fair Value
	In millions
Due in one year	$14	$15
Due in one to five years	45	47
	$59	$62
Non-marketable equity securities in privately held companies are included in Other non-current assets in the Condensed Consolidated Balance Sheets. These amounted to $140 million and $137 million as of January 31, 2026 and October 31, 2025, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded for the three months ended January 31, 2026.
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when the net fair value of financial instruments fluctuates. The Company includes gross collateral posted and received in other current assets and other current liabilities in the Condensed Consolidated Balance Sheets, respectively. The fair value of derivatives with credit contingent features in a net liability position was $303 million and $98 million as of January 31, 2026 and as of October 31, 2025, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of January 31, 2026 and October 31, 2025.
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
During the three months ended January 31, 2026 and 2025, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of January 31, 2026					As of October 31, 2025
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$250	$—	$—	$1	$—
Cash flow hedges:
Foreign currency contracts	13,938	63	12	294	80	14,492	141	27	174	54
Interest rate contracts	—	—	—	—	—	—	—	—	—	—
Total derivatives designated as hedging instruments	13,938	63	12	294	80	14,742	141	27	175	54
Derivatives not designated as hedging instruments
Foreign currency contracts	4,651	23	—	31	—	4,389	14	—	14	—
Other derivatives	155	1	—	—	—	168	1	—	1	—
Total derivatives not designated as hedging instruments	4,806	24	—	31	—	4,557	15	—	15	—
Total derivatives	$18,744	$87	$12	$325	$80	$19,299	$156	$27	$190	$54
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of January 31, 2026 and October 31, 2025, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
As of January 31, 2026
Derivative assets	$99	$—	$99	$94	$—	(1)	$5
Derivative liabilities	$405	$—	$405	$94	$340	(2)	$(29)
As of October 31, 2025
Derivative assets	$183	$—	$183	$143	$15	(1)	$25
Derivative liabilities	$244	$—	$244	$143	$279	(2)	$(178)
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

Derivative Instrument	Hedged Item	Location	Year	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Three months ended January 31
Interest rate contract	Fixed-rate debt	Interest and other, net	2026	$1	$(1)
			2025	$7	$(7)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive (loss) income was as follows:

	Three months ended January 31
	2026	2025
	In millions
(Loss)/gain recognized in Accumulated other comprehensive (loss) income on derivatives:
Foreign currency contracts	$(253)	$324
Interest rate contracts	—	8
Total	$(253)	$332
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	Gain/(loss) reclassified from Accumulated other comprehensive (loss) income into earnings
	Three months ended January 31
	2026	2025
	In millions
Products net revenue	$(2)	$67
Cost of products net revenue	(11)	(27)
Operating expenses	2	—
Interest and other, net	4	3
Total	$(7)	$43
As of January 31, 2026, HP expects to reclassify an estimated accumulated other comprehensive loss of $200 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive (loss) income based on the change of market rate, and therefore could have a different impact on earnings.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Condensed Consolidated Statements of Earnings was as follows:

	Gain/(loss) recognized in earnings on derivative instrument
		Three months ended January 31
	Location	2026	2025
		In millions
Foreign currency contracts	Interest and other, net	$(7)	$(3)
Other derivatives	Interest and other, net	1	4
Total		$(6)	$1

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8: Borrowings
Notes Payable and Short-Term Borrowings

	As of January 31, 2026		As of October 31, 2025
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Current portion of long-term debt	$807	3.5%	$788	3.2%
Notes payable to banks and other	54	—%	57	—%
Total notes payable and short-term borrowings	$861		$845

Long-Term Debt

				As of
				January 31, 2026	October 31, 2025
				In millions
U.S. Dollar Global Notes(1)	Maturity Date	Issue Price	Stated Interest Rate
$1,000 issued June 2021	June 2026	99.808%	1.45%	$522	$522
$1,000 issued June 2020	June 2027	99.718%	3.00%	999	999
$900 issued June 2022	January 2028	99.841%	4.75%	899	899
$1,000 issued March 2022	April 2029	99.767%	4.00%	999	999
$500 issued April 2025	April 2030	99.732%	5.40%	499	499
$850 issued June 2020	June 2030	99.790%	3.40%	503	503
$1,000 issued June 2021	June 2031	99.573%	2.65%	998	998
$1,000 issued March 2022	April 2032	99.966%	4.20%	676	676
$1,100 issued June 2022	January 2033	99.725%	5.50%	1,098	1,098
$500 issued April 2025	April 2035	99.778%	6.10%	499	499
$1,200 issued September 2011	September 2041	99.863%	6.00%	1,199	1,199
				8,891	8,891
Other borrowings at 1.47%-7.67%, due in fiscal years 2026-2032				796	765
Fair value adjustment related to hedged debt				—	(1)
Unamortized debt issuance cost				(42)	(46)
Current portion of long-term debt				(807)	(788)
Total long-term debt				$8,838	$8,821
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
Commercial Paper
As of January 31, 2026, HP maintained a U.S. commercial paper program for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. The principal amount outstanding under this program and certain short-term borrowings at any time cannot exceed a $6.0 billion authorization by HP’s Board of Directors. As of January 31, 2026 and October 31, 2025, no commercial paper was outstanding under the program.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Credit Facility
As of January 31, 2026, HP maintained a $5.0 billion 5-year sustainability-linked senior unsecured committed revolving credit facility, which HP entered into on August 1, 2024. Commitments under the revolving credit facility will be available until August 1, 2029. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
As of January 31, 2026, HP was in compliance with the covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of January 31, 2026, HP had available borrowing resources of $1.1 billion from uncommitted lines of credit in addition to funds available under the revolving credit facility.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three months ended January 31, 2026, HP executed share repurchases of 13.4 million shares and settled total shares for $0.3 billion. Share repurchases executed during the three months ended January 31, 2026 included 0.3 million shares settled in February 2026. During the three months ended January 31, 2025, HP executed share repurchases of 2.7 million shares and settled total shares for $0.1 billion. Share repurchases executed during the three months ended January 31, 2025 included 0.2 million shares settled in February 2025.
The shares repurchased during the three months ended January 31, 2026 and 2025 were all open market repurchase transactions. As of January 31, 2026, HP had approximately $8.1 billion remaining under the share repurchase authorization approved by HP’s Board of Directors.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Changes and reclassifications related to Accumulated Other Comprehensive Loss, net of taxes

	Three months ended January 31
	2026	2025
	In millions
Other comprehensive income (loss), net of taxes:
Unrealized components of available-for-sale debt securities
Balance at the beginning of period	$29	$14
Unrealized gains arising during the period	1	4
Unrealized components of available-for-sale debt securities, net of taxes	1	4
Balance at the end of period	$30	$18

Unrealized components of cash flow hedges
Balance at the beginning of period	$(48)	$47
Unrealized (losses) gains arising during the period	(253)	332
Losses (gains) reclassified into earnings	7	(43)
Tax effects on change in unrealized components of cash flow hedges	51	(54)
Unrealized components of cash flow hedges, net of taxes	(195)	235
Balance at the end of period	$(243)	$282

Unrealized components of defined benefit plans
Balance at the beginning of period	$(450)	$(496)
Unrealized (losses) gains arising during the period	(34)	1
Amortization of actuarial loss and prior service benefit	4	5
Curtailments, settlements and other	3	(1)
Tax effects on change in unrealized components of defined benefit plans	6	(1)
Unrealized components of defined benefit plans, net of taxes	(21)	4
Balance at the end of period	$(471)	$(492)

Cumulative translation adjustment
Balance at the beginning of period	$12	$1
Change in cumulative translation adjustment	18	(13)
Cumulative translation adjustment, net of taxes	18	(13)
Balance at the end of period	$30	$(12)

Other comprehensive (loss) income	$(197)	$230
Accumulated other comprehensive loss	$(654)	$(204)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended January 31
	2026	2025
	In millions, except per share amounts
Numerator:
Net earnings	$545	$565
Denominator:
Weighted-average shares used to compute basic net EPS	926	948
Dilutive effect of employee stock plans	6	9
Weighted-average shares used to compute diluted net EPS	932	957
Net earnings per share:
Basic	$0.59	$0.60
Diluted	$0.58	$0.59
Anti-dilutive weighted-average stock plans(1)	18	4
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

Note 11: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of January 31, 2026, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement entered into with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
HP India filed appeals of the Commissioner’s orders before the Customs, Excise and Service Tax Appellate Tribunal (the “Customs Tribunal”) along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. On February 7, 2014, the Customs Tribunal granted HP India’s application for extension of the stay of deposit until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner’s orders and rejected HP India’s request to remand the matter to the Commissioner on procedural grounds. The Customs Tribunal cancelled hearings to reconvene in 2015, 2016 and January 2019. On January 20, 2021, the Customs Tribunal held a virtual hearing during which the judge allowed HP’s application for a physical hearing on the merits as soon as practicable, which will be scheduled when physical hearings resume at court. In unrelated, third-party proceedings, the Supreme Court of India has resolved certain jurisdictional questions to the authority of the Directorate of Revenue Intelligence, issues which HP also raised in its appeal to the Customs Tribunal. In late 2024, those jurisdictional questions were resolved. Between late April and June 18, 2025, the Customs Tribunal held three weeks of hearings on the appeals. The Customs Tribunal relisted the appeals for a hearing on December 15-16, 2025 for seeking formal clarification on some legal points. The matter is presently pending a decision. If the decision is adverse, HP should be entitled to appeal on the merits to the Supreme Court of India, although HP may be required to make additional deposits. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has agreed to indemnify HP in part, based on the extent to which any liability arises from the products and spare parts of Hewlett Packard Enterprise’s businesses.
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

York County on behalf of the County of York Retirement Fund v. HP Inc., et al., and related proceedings. On November 5, 2020, York County, on behalf of the County of York Retirement Fund, filed a putative class action complaint against HP, Dion Weisler, and Catherine Lesjak in federal court in the Northern District of California. The court appointed Maryland Electrical Industry Pension Fund as Lead Plaintiff. Lead Plaintiff filed a consolidated complaint, which additionally names as defendants Enrique Lores and Richard Bailey. The complaint alleges, among other things, that from November 5, 2015 to June 21, 2016, HP and the named current and former officers violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business (“Securities Class Action”). Plaintiffs seek compensatory damages and other relief. HP and the named officers filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. On March 3, 2022, the court granted the motion to dismiss with prejudice. Plaintiffs appealed the decision. On April 11, 2023, the appellate court reversed the district court’s decision and remanded the case to the district court for further proceedings consistent with the appellate opinion, including consideration of HP’s other arguments for dismissal. On July 21, 2023, HP and the named officers filed a renewed motion to dismiss. On March 27, 2024, the district court issued an order granting in part and denying in part the motion to dismiss. On August 8, 2024, the Court of Appeals for the Ninth Circuit granted HP’s petition for permission to appeal. On October 28, 2024, HP filed its appeal, which is awaiting appellate court oral argument that has not yet been scheduled. On July 28, 2025, the parties executed a binding term sheet containing the material terms of a proposed settlement. On August 19, 2025, the parties filed a stipulation of settlement and motion for preliminary approval of settlement in the district court. On September 22, 2025, the district court entered an order preliminarily approving the settlement. On February 13, 2026, the district court entered an order granting final approval of the settlement. On May 17, 2021, stockholder Scott Franklin filed a derivative complaint against certain current and former officers and directors in federal court in the District of Delaware. Plaintiff purports to bring the action on behalf of HP, which he has named as a nominal defendant, and he makes substantially the same factual allegations as in the York County securities complaint, bringing claims for breach of fiduciary duty and violations of securities laws. The derivative plaintiff seeks compensatory damages, governance reforms, and other relief. By court order following stipulations by the parties, the case was transferred to the Northern District of California, and the case was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. On January 13, 2022, stockholder Gerald Lovoi filed a derivative complaint in federal court in the Northern District of California against the same current and former officers and directors named in the Franklin action. The complaint alleges the same basic claims based on the same alleged conduct as the Franklin action and seeks similar relief. By stipulation of the parties, the Lovoi action was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. On May 31, 2024, the court adopted a stipulation in which the derivative plaintiffs and defendants agreed to consolidate the derivative proceedings, close the Lovoi action, and extend the current stay through summary judgment in the Securities Class Action.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Legal Proceedings re Authentication of Supplies. Since 2016, HP has from time to time been named in civil litigation, or been the subject of government investigations, involving supplies authentication protocols used in certain HP printers in multiple geographies, including but not limited to the United States, Italy, Israel, the Netherlands, Australia and New Zealand. The supplies authentication protocols are often referred to as Dynamic Security. The core allegations in these proceedings claim misleading or inadequate consumer notifications and permissions pertaining to the use of Dynamic Security, the installation of firmware updates, or the potential inability of cartridges with clone chips or circuitry to work in HP printers with Dynamic Security. Plaintiffs base or have based their claims on various legal theories, including but not limited to unfair competition, computer trespass, and similar statutory claims. Among other relief, Plaintiffs have sought or seek money damages and in certain cases have or may seek injunctive relief against the use or operation of Dynamic Security or relief requiring interoperability. If HP is not successful in its defense of these cases or investigations, it could be subject to damages, penalties, significant settlement demands, or injunctive relief that may be costly or may disrupt operations. Certain of these proceedings in the United States, Italy, the Netherlands, Israel, Australia and New Zealand have been resolved, have concluded, or have concluded subject only to HP’s pending appeal. Digital Revolution B.V. (trading as 123Inkt) filed civil litigation, including competition claims, against HP Nederlands B.V., et al. (Netherlands) in March 2020. HP substantially prevailed before the trial court, and both parties appealed. On November 19, 2024, the court of appeal issued a decision rejecting competition claims against HP and providing that use of Dynamic Security by HP is not unlawful. On February 18, 2025, Digital Revolution filed a cassation appeal against the decision before the Dutch Supreme Court. On December 12, 2025 the Attorney General issued his non-binding opinion advising the Supreme Court to reject the appeal. In addition, a putative class action was filed against HP in federal court in Illinois in January 2024, arising out of the use of Dynamic Security firmware updates in HP printers. Plaintiffs seek compensatory damages, restitution, injunctive relief against alleged unfair and anticompetitive business practices, and other relief. On September 30, 2025, the court dismissed the complaint in its entirety but gave plaintiffs leave to file an amended complaint. The case is in its early stages.
Autonomy-Related Legal Proceedings. In 2015, four former Hewlett Packard Company subsidiaries that became subsidiaries of Hewlett Packard Enterprise at the time of the Separation (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems Limited, and Autonomy, Inc., hereinafter the “Claimants”) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain, for breach of their fiduciary duties in causing Autonomy group companies to engage in improper transactions and accounting practices before and in connection with the 2011 acquisition of Autonomy. Trial concluded in January 2020. In May 2022, the court issued its liability judgment, finding that the Claimants had succeeded on substantially all claims and that Messrs. Lynch and Hussain engaged in fraud, and dismissing a counterclaim filed by Mr. Lynch. The court deferred the issue of damages to further proceedings, but indicated that damages awarded may be substantially less than was claimed. In February 2024, the court held a two-week trial on damages, the Claimants sought recovery for $4 billion in losses, and the court took the issue under advisement. In May 2025, Claimants reached an agreement with Mr. Hussain to resolve claims against him. On July 22, 2025, the court issued its ruling on the quantum of damages, finding that the Lynch estate owed approximately 740 million pounds. The court held a hearing for the week of November 17, 2025, to address additional matters, including attorneys’ fees, pre-judgment interest, and the relevant date to use for the exchange rate to convert the recovery from pounds to dollars. The damages award is also subject to a set-off for prior settlements. Litigation is unpredictable, and there can be no assurance of a recovery. Any amount ultimately recovered would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential recovery. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery.
Standard Essential Patent matters. HP is engaged in a number of patent-related matters involving patents asserted to be essential to industry standards (such as Wi Fi). This includes discussions with third parties regarding patent license arrangements and, in some instances, litigation. Based on HP’s assessment of various matters, HP has accrued amounts for those matters for which a loss is probable and reasonably estimable.
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
HP’s aggregate product warranty liabilities and changes were as follows:

Three months ended January 31, 2026
In millions
Balance at beginning of period	$452
Accruals for warranties issued	164
Settlements made	(173)
Balance at end of period	$443

HP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 13: Commitments
Unconditional Purchase Obligations
HP’s unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price and volume provisions and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancellable without penalty. The Company's purchase obligations under variable price provisions approximate market prices at the time of purchase and are estimated using current period pricing. Actual future variable price purchase commitments may significantly vary depending on market prices and product mix at the time of purchase. The Company's unconditional purchase obligations are primarily related to inventory and service support.
As of January 31, 2026, unconditional purchase obligations were as follows:

Fiscal year	In millions
2026(1)	$515
2027	720
2028	799
2029	269
2030	104
Thereafter	3
Total	$2,410
(1)    Represents expected unconditional purchase obligations for the remaining nine months of fiscal year 2026.
The Company's purchase obligations increased from $1.1 billion as of October 31, 2025 due to inventory purchase obligations of processors under variable price provisions to support future business needs.

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
OVERVIEW
HP delivers innovative and AI-powered devices, software, services, and subscriptions that drive business growth and professional fulfillment. We have three reportable segments: Personal Systems, Printing, and Corporate Investments. The Personal Systems segment offers commercial and consumer desktops, notebooks and workstations (including HP’s portfolio of AI PCs and workstations), thin clients, retail POS systems, displays, hybrid systems, software, solutions including endpoint security, and services. The Printing segment provides consumer and commercial printer hardware, supplies, solutions and services. Corporate Investments include certain business incubation and investment projects.
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
Since April 2025, new, substantial tariffs have been imposed on imports to the United States. On February 20, 2026, the U.S. Supreme Court held that tariffs imposed under the International Emergency Economic Powers Act were not authorized by statute which removed the obligation for and collection of related tariffs. We are continuing to assess the impact of subsequent developments, including the potential recovery of tariffs previously paid, as well as the effects of any additional tariffs or trade actions that may be imposed.
During fiscal year 2025 and through the first quarter of fiscal year 2026, we experienced higher commodity and trade related costs, which were not fully mitigated by pricing and other actions enacted during the period. Additionally, during the first quarter of fiscal year 2026, we experienced higher inflationary pressure in memory and storage costs and potential supply constraints in our Personal Systems business, which we anticipate will continue. We continue to evaluate and implement further mitigating actions, including potential supply chain resiliency movements and cost and pricing measures, as the trade and supply environments evolve.
New or sustained changes to tariffs and commodity costs could result in increased supply chain challenges, cost volatility, and consumer and economic uncertainty which may have a significant adverse impact to our results of operations and cash flows to the extent our efforts do not fully mitigate these effects.
We are also exposed to fluctuations in foreign currency exchange rates. We have a large global presence, with more than 65% of our net revenue from outside the United States. As a result, our financial results can be, and particularly in recent periods have been, negatively impacted by fluctuations in foreign currency exchange rates. For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
Transformation Update
On November 25, 2025, we announced our Fiscal 2026 Plan intended to drive customer satisfaction, product innovation, and productivity primarily through artificial intelligence adoption and enablement that HP expects will be implemented through fiscal 2028. We are on-track to achieve our expected gross reductions in cost by the end of fiscal year 2028. During the first quarter of fiscal 2026, we took actions to integrate AI into our channel partner experience and scale additional AI agents in our supply chain operations and expect to continue to accelerate and scale these initiatives.
See “Risk Factors—Strategic and Operational Risks—We may not achieve some or all of the expected benefits of our restructuring and other plans and such plans may adversely affect our business” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. For more information on our Fiscal 2026 Plan, see Note 3,

“Restructuring and Other Charges,” to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

CRITICAL ACCOUNTING ESTIMATES
MD&A is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management believes that there have been no significant changes during the three months ended January 31, 2026 to the items that we disclosed as our critical accounting estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

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

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2026		2025
	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue:
Products	$13,598	94.2%	$12,695	94.0%
Services	840	5.8%	809	6.0%
Total net revenue	14,438	100.0%	13,504	100.0%
Cost of net revenue:
Products(1)	11,138	81.9%	10,194	80.3%
Services(2)	465	55.4%	470	58.1%
Total cost of net revenue	11,603	80.4%	10,664	79.0%
Gross profit	2,835	19.6%	2,840	21.0%
Research and development	392	2.7%	397	2.9%
Selling, general and administrative	1,504	10.4%	1,459	10.8%
Restructuring and other charges	126	0.8%	70	0.5%
Acquisition and divestiture (credits) charges	(2)	—%	6	—%
Amortization of intangible assets	56	0.4%	63	0.5%
Total operating expenses	2,076	14.3%	1,995	14.7%
Earnings from operations	759	5.3%	845	6.3%
Interest and other, net	(88)	(0.7)%	(141)	(1.1)%
Earnings before taxes	671	4.6%	704	5.2%
Provision for taxes	(126)	(0.8)%	(139)	(1.0)%
Net earnings	$545	3.8%	$565	4.2%
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
For the three months ended January 31, 2026, net revenue increased 6.9% (increased 5.2% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 0.3% to $4.4 billion, and net revenue from international operations increased 10.2% to $10.0 billion. The increase in net revenue was driven by products net revenue due to increased units in Personal Systems, partially offset by demand softness in Printing. Services net revenue increased due to support services on hardware devices.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.

Gross Margin
For the three months ended January 31, 2026, gross margin decreased by 1.4 percentage points primarily driven by products gross margin due to higher commodity and trade related costs as well as unfavorable mix shifts, partially offset by disciplined pricing actions and cost management. Services gross margin increased due to cost savings and favorable mix shifts.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense remained flat for the three months ended January 31, 2026.
Selling, General and Administrative (“SG&A”)
SG&A expense increased 3.1% for the three months ended January 31, 2026 primarily due to higher litigation charges and variable compensation, partially offset by cost savings and the receipt of a government grant in the current period.
Restructuring and Other Charges
Restructuring and other charges for the three months ended January 31, 2026 primarily relate to the Fiscal 2026 Plan. For more information, see Note 3, “Restructuring and other charges”, to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Acquisition and Divestiture (Credits) Charges
Acquisition and divestiture charges for the three months ended January 31, 2026 decreased by $8 million primarily due to lower acquisition and integration activities.
Amortization of Intangible Assets
Amortization of intangible assets decreased 11.1% for the three months ended January 31, 2026 primarily due to full amortization of certain intangible assets and impairments recorded in the second half of fiscal year 2025.
Interest and Other, Net
Interest and other, net expense decreased $53 million for the three months ended January 31, 2026 primarily due to lower factoring costs and foreign currency impacts.
Provision for Taxes
Our effective tax rate was 18.8% for the three months ended January 31, 2026. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three months ended January 31, 2026 was primarily due to favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world.

Segment Information
A description of the products and services for each segment and the business unit realignment in the first quarter of fiscal year 2026 can be found in Note 2, “Segment Information” to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Personal Systems

	Three months ended January 31
	2026	2025	% Change
	Dollars in millions
Net revenue	$10,251	$9,224	11.1%
Earnings from operations	$511	$507	0.8%
Earnings from operations as a % of net revenue	5.0%	5.5%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue		Weighted Net Revenue Change(1)
	2026	2025
	Dollars in millions		Percentage Points
Commercial PS	$7,253	$6,645	6.6
Consumer PS	2,998	2,579	4.5
Total Personal Systems	$10,251	$9,224	11.1
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Three months ended January 31, 2026 compared with three months ended January 31, 2025
Personal Systems net revenue increased 11.1% (increased 9.1% on a constant currency basis) for the three months ended January 31, 2026. The net revenue increase was primarily due to a 12.1% increase in PCs unit volume driven by the Windows-based PC operating system refresh as well as accelerated demand resulting from anticipated memory cost increases primarily in Consumer, partially offset by a 0.2% decrease in average selling price (“ASPs”). The decrease in ASPs is primarily due to unfavorable mix shifts, partially offset by disciplined pricing actions and favorable currency impacts.
Commercial PS net revenue increased 9.1% primarily due to an 11.0% increase in units, partially offset by a 0.9% decrease in ASPs. The decrease in ASPs is primarily due to higher Chromebook mix, specifically in the education sector, partially offset by favorable currency impacts.
Consumer PS net revenue increased 16.2% primarily due to a 13.7% increase in units and a 2.3% increase in ASPs. The increase in ASPs was primarily due to favorable currency impacts, favorable mix shifts and disciplined pricing actions.
Personal Systems earnings from operations as a percentage of net revenue decreased by 0.5 percentage points driven by a decrease in gross margin, partially offset by a decrease in operating expenses as a percentage of revenue. Gross margin decreased primarily due to higher commodity costs, partially offset by favorable currency impacts and disciplined pricing actions in Consumer PS. Operating expenses as a percentage of revenue decreased primarily due to cost savings initiatives, partially offset by higher variable compensation.

Printing

	Three months ended January 31
	2026	2025	% Change
	Dollars in millions
Net revenue	$4,187	$4,280	(2.2)%
Earnings from operations	$765	$801	(4.5)%
Earnings from operations as a % of net revenue	18.3%	18.7%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue		Weighted Net Revenue Change(1)
	2026	2025
	Dollars in millions		Percentage Points
Supplies	$2,799	$2,829	(0.7)
Commercial Printing	1,105	1,144	(0.9)
Consumer Printing	283	307	(0.6)
Total Printing	$4,187	$4,280	(2.2)
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Three months ended January 31, 2026 compared with three months ended January 31, 2025
Printing net revenue decreased 2.2% (decreased 3.2% on a constant currency basis) for the three months ended January 31, 2026. The decrease in net revenue was driven by Supplies, Commercial Printing, and Consumer Printing. Net revenue for Supplies decreased 1.1%, primarily due to decline in the installed base and usage, partially offset by disciplined pricing actions. Printer units decreased by 6.5% primarily due to demand softness and competitive pressures, while ASPs increased by 0.9%.
Net revenue for Commercial Printing decreased 3.4%, primarily due to a 6.5% decrease in printer unit volume, partially offset by a 0.5% increase in ASPs. The increase in ASPs was primarily driven by favorable currency impacts, partially offset by unfavorable mix shifts.
Net revenue for Consumer Printing decreased 7.8%, primarily due to a 6.4% decrease in printer unit volume, partially offset by a 2.0% increase in ASPs. The increase in ASPs was primarily driven by favorable mix shifts and currency impacts, partially offset by competitive pricing.
Printing earnings from operations as a percentage of net revenue decreased by 0.4 percentage points for the period. The decrease was driven by an increase in operating expenses as a percentage of revenue, partially offset by an increase in gross margin. Operating expenses as a percentage of revenue increased primarily due to higher variable compensation, partially offset by the receipt of a government grant. Gross margin increased primarily due to mix shift towards Supplies, partially offset by higher net trade related costs.
Corporate Investments
The loss from operations in Corporate Investments for the three months ended January 31, 2026 was primarily due to expenses associated with our incubation projects and investments in digital enablement.

LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that current cash, cash flow from operating activities, new borrowings, available commercial paper authorization and the credit facility will be sufficient to meet HP’s operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and post-retirement funding requirements, authorized share repurchases and annual dividend payments for the foreseeable future. Additionally, if suitable acquisition opportunities arise, the Company may obtain all or a portion of the required financing through additional borrowings. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 and the market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this report.
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
Liquidity
Our cash, cash equivalents and restricted cash and total debt were as follows:

	As of
	January 31, 2026	October 31, 2025
	In millions
Cash and cash equivalents	$3,154	$3,690
Restricted cash	$—	$15
Total debt	$9,699	$9,666

Our key cash flow metrics were as follows:

	Three months ended January 31
	2026	2025
	In millions
Net cash provided by operating activities	$383	$374
Net cash used in investing activities	(269)	(300)
Net cash used in financing activities	(673)	(433)
Net decrease in cash, cash equivalents and restricted cash	$(559)	$(359)
Operating Activities
Compared to the corresponding period in fiscal year 2025, net cash provided by operating activities remained flat.

Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	January 31, 2026	January 31, 2025	Y/Y Change	October 31, 2025	October 31, 2024
Days of sales outstanding in accounts receivable (“DSO”)	33	28	5	35	33
Days of inventory outstanding (“DIO”)	68	72	(4)	66	63
Days of purchases outstanding in accounts payable (“DPO”)	(141)	(139)	(2)	(139)	(138)
Cash conversion cycle	(40)	(39)	(1)	(38)	(42)
January 31, 2026 as compared to January 31, 2025
The cash conversion cycle is the sum of DSO and DIO less DPO. Items which may cause the cash conversion cycle in a particular period to differ from historical trends include, but are not limited to, changes in business mix, changes in payment terms and timing, timing and extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for credit losses, by a 90-day average net revenue. The increase in DSO was primarily due to lower factoring.
DIO measures the average number of days from procurement to sale of our product. DIO is calculated by dividing ending inventory by a 90-day average cost of goods sold. The decrease in DIO was primarily due to inventory optimization.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. The increase in DPO was primarily due to higher purchases.
Investing Activities
Compared to the corresponding period in fiscal year 2025, net cash used in investing activities decreased by $31 million for the three months ended January 31, 2026, primarily due to lower investment in property, plant, equipment and purchased intangible of $69 million, and net proceeds from business divestiture of $26 million, partially offset by collateral posted for derivative instruments of $76 million.
Financing Activities
Compared to the corresponding period in fiscal year 2025, net cash used in financing activities increased by $0.2 billion for the three months ended January 31, 2026, primarily due to a $0.2 billion increase in share repurchases.
Share Repurchases and Dividends
During the three months ended January 31, 2026, HP returned $0.6 billion to shareholders in the form of share repurchases of $0.3 billion and cash dividends of $0.3 billion. As of January 31, 2026, HP had approximately $8.1 billion remaining under the share repurchase authorization approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 9, “Stockholders’ Deficit”, to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Capital Resources
Debt Levels

	As of
	January 31, 2026	October 31, 2025
	Dollars in millions
Short-term debt	$861	$845
Long-term debt	$8,838	$8,821
Weighted-average interest rate	4.5%	4.6%

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
As of January 31, 2026, we maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility which will be available until August 1, 2029. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
Available Borrowing Resources
As of January 31, 2026, we had available borrowing resources of $1.1 billion from uncommitted lines of credit in addition to funds available under the revolving credit facility.
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

CONTRACTUAL AND OTHER OBLIGATIONS
Unconditional Purchase Obligation
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancellable without penalty. The Company's purchase obligations under variable price provisions approximate market prices at the time of purchase and are estimated using current period pricing. Actual future variable price purchase commitments may significantly vary depending on market prices and product mix at the time of purchase. The Company's unconditional purchase obligations are primarily related to inventory and service support. As of January 31, 2026, the Company had outstanding purchase commitments of $2.4 billion. The majority of these commitments are due within five years. For more information, see Note 13, “Commitments,” to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Retirement and Post-Retirement Benefit Plan Contributions
As of January 31, 2026, we anticipate making contributions for the remainder of fiscal year 2026 of approximately $31.0 million to our non-U.S. pension plans and $23.0 million to cover benefit payments to U.S. non-qualified pension plan participants. Our policy is to fund our pension plans so that we meet the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
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
Uncertain Tax Positions
As of January 31, 2026, we had approximately $829 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these liabilities would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 4, “Taxes on Earnings”, to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HP, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. Our exposure to market risk has not changed materially since October 31, 2025.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during the quarter ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 11, “Litigation and Contingencies” to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases that settled during the three months ended January 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
November 2025	5,032	$24.84	5,032	$8,286,940
December 2025	8,293	$24.12	8,293	$8,086,940
January 2026	—	$—	—	$8,086,940
Total	13,325		13,325
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On August 27, 2024 HP’s Board of Directors increased HP’s share repurchase authorization to $10.0 billion inclusive of the amount remaining under previously authorized share repurchases. In the three months ended January 31, 2026, we returned $0.3 billion to shareholders through the repurchase of 13.3 million shares on the open market.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the three months ended January 31, 2026, no such plans or other arrangements were adopted or terminated.

Item 6. Exhibits.
The Exhibit Index beginning on page 51 of this report sets forth a list of exhibits.

HP INC.
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant’s Restated Certificate of Incorporation.	8-K	001-04423	3.2	April 25, 2024
3(b)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	February 3, 2026
10(a)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2024).*†
10(b)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2025).*†
10(c)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2025).*†
10(d)	Amended Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2025).*†
10(e)	Form of Retention Grant Agreement for grants of restricted stock units (for use from March 1, 2026).*†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).†

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
Date: February 24, 2026