Form 10-Q
period 2026-04-30
HP INC
filed 2026-05-28
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP Inc. common stock outstanding as of May 20, 2026 was 914,522,690 shares.

HP INC.
Form 10-Q
For the Quarterly Period ended April 30, 2026
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

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

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC.
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three months ended April 30		Six months ended April 30
	2026	2025	2026	2025
	In millions, except per share amounts
Net revenue:
Products	$13,563	$12,423	$27,161	$25,118
Services	845	797	1,685	1,606
Total net revenue	14,408	13,220	28,846	26,724
Cost of net revenue:
Products	10,918	10,007	22,056	20,201
Services	474	474	939	944
Total cost of net revenue	11,392	10,481	22,995	21,145
Gross profit	3,016	2,739	5,851	5,579
Research and development	432	401	824	798
Selling, general and administrative	1,514	1,480	3,018	2,939
Restructuring and other charges	365	122	491	192
Acquisition and divestiture charges	4	17	2	23
Amortization of intangible assets	89	65	145	128
Total operating expenses	2,404	2,085	4,480	4,080
Earnings from operations	612	654	1,371	1,499
Interest and other, net	(119)	(148)	(207)	(289)
Earnings before taxes	493	506	1,164	1,210
Provision for taxes	(43)	(100)	(169)	(239)
Net earnings	$450	$406	$995	$971

Net earnings per share:
Basic	$0.49	$0.43	$1.08	$1.02
Diluted	$0.49	$0.42	$1.07	$1.02

Weighted-average shares used to compute net earnings per share:
Basic	922	950	924	949
Diluted	925	956	928	956
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HP INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended April 30		Six months ended April 30
	2026	2025	2026	2025
	In millions
Net earnings	$450	$406	$995	$971
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	—	2	1	6

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	106	(692)	(147)	(360)
Losses (gains) reclassified into earnings	94	(148)	101	(191)
	200	(840)	(46)	(551)
Change in unrealized components of defined benefit plans:
Unrealized (losses) arising during the period	—	(2)	(34)	(1)
Amortization of actuarial loss and prior service benefit	5	5	9	10
Curtailments, settlements and other	(1)	1	2	—
	4	4	(23)	9

Change in cumulative translation adjustment	(4)	30	14	17
Other comprehensive income (loss) before taxes	200	(804)	(54)	(519)
(Provision for) benefit from taxes	(47)	165	10	110
Other comprehensive income (loss), net of taxes	153	(639)	(44)	(409)
Comprehensive income (loss)	$603	$(233)	$951	$562
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HP INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	April 30, 2026	October 31, 2025
	In millions, except par value
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,703	$3,705
Accounts receivable, net of allowance for credit losses of $58 and $83 as of April 30, 2026 and October 31, 2025	6,125	5,692
Inventory	9,203	8,512
Other current assets	4,953	4,544
Total current assets	23,984	22,453
Property, plant and equipment, net	3,079	3,049
Goodwill	8,730	8,706
Other non-current assets	7,143	7,561
Total assets	$42,936	$41,769
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$810	$845
Accounts payable	19,173	18,051
Other current liabilities	10,223	10,362
Total current liabilities	30,206	29,258
Long-term debt	8,856	8,821
Other non-current liabilities	4,018	4,036
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 914 and 921 shares issued and outstanding as of April 30, 2026 and October 31, 2025)	9	9
Additional paid-in capital	2,308	2,129
Accumulated deficit	(1,960)	(2,027)
Accumulated other comprehensive loss	(501)	(457)
Total stockholders’ deficit	(144)	(346)
Total liabilities and stockholders’ deficit	$42,936	$41,769
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HP INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended April 30
	2026	2025
	In millions
Cash flows from operating activities:
Net earnings	$995	$971
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and impairment	478	402
Stock-based compensation expense	294	332
Restructuring and other charges	491	192
Deferred taxes on earnings	(68)	(83)
Other, net	22	72
Changes in operating assets and liabilities, net of divestitures:
Accounts receivable	(466)	851
Inventory	(735)	(472)
Accounts payable	1,137	(1,699)
Net investment in leases related to integrated financing	(49)	(48)
Taxes on earnings	(269)	(121)
Restructuring and other	(191)	(149)
Other assets and liabilities	(330)	164
Net cash provided by operating activities	1,309	412
Cash flows from investing activities:
Investment in property, plant, equipment and purchased intangible	(403)	(485)
Purchases of available-for-sale securities and other investments	(19)	(6)
Maturities and sales of available-for-sale securities and other investments	25	14
Collateral returned (posted) for derivative instruments	98	(540)
Payments made in connection with business acquisitions, net of cash acquired	(10)	(116)
Proceeds from business divestitures, net	26	—
Net cash used in investing activities	(283)	(1,133)
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	191	1,158
Payment of debt	(168)	(102)
Stock-based award activities and others	(83)	(118)
Repurchase of common stock	(425)	(200)
Cash dividends paid	(551)	(546)
Settlement of cash flow hedges	—	6
Net cash (used in) provided by financing activities	(1,036)	198
Decrease in cash, cash equivalents and restricted cash	(10)	(523)
Cash, cash equivalents and restricted cash at beginning of period (1)	3,713	3,253
Cash, cash equivalents and restricted cash at end of period	$3,703	$2,730
(1)    Includes cash held for sale of $8 million recorded within Other current assets as of October 31, 2025.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HP INC.
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance as of October 31, 2025	921,149	$9	$2,129	$(2,027)	$(457)	$(346)
Net earnings	—	—	—	545	—	545
Other comprehensive loss, net of taxes	—	—	—	—	(197)	(197)
Comprehensive income	—	—	—	—	—	348
Issuance of common stock in connection with employee stock plans and other	9,385	—	(73)	—	—	(73)
Repurchases of common stock (Note 9)	(13,360)	—	(31)	(294)	—	(325)
Cash dividends ($0.60 per common share)	—	—	—	(552)	—	(552)
Stock-based compensation expense	—	—	182	—	—	182
Balance as of January 31, 2026	917,174	$9	$2,207	$(2,328)	$(654)	$(766)
Net earnings	—	—	—	450	—	450
Other comprehensive income, net of taxes	—	—	—	—	153	153
Comprehensive income	—	—	—	—	—	603
Issuance of common stock in connection with employee stock plans and other	2,213	—	(2)	—	—	(2)
Repurchases of common stock (Note 9)	(4,977)	—	(12)	(83)	—	(95)
Cash dividends	—	—	—	1	—	1
Stock-based compensation expense	—	—	115	—	—	115
Balance as of April 30, 2026	914,410	$9	$2,308	$(1,960)	$(501)	$(144)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance as of October 31, 2024	938,989	$9	$1,778	$(2,676)	$(434)	$(1,323)
Net earnings	—	—	—	565	—	565
Other comprehensive income, net of taxes	—	—	—	—	230	230
Comprehensive income	—	—	—	—	—	795
Issuance of common stock in connection with employee stock plans and other	8,405	—	(92)	—	—	(92)
Repurchases of common stock (Note 9)	(2,734)	—	(4)	(93)	—	(97)
Cash dividends ($0.58 per common share)	—	—	—	(547)	—	(547)
Stock-based compensation expense	—	—	192	—	—	192
Balance as of January 31, 2025	944,660	$9	$1,874	$(2,751)	$(204)	$(1,072)
Net earnings	—	—	—	406	—	406
Other comprehensive loss, net of taxes	—	—	—	—	(639)	(639)
Comprehensive loss	—	—	—	—	—	(233)
Issuance of common stock in connection with employee stock plans and other	667	—	(9)	—	—	(9)
Repurchases of common stock (Note 9)	(3,118)	—	(6)	(97)	—	(103)
Cash dividends	—	—	—	1	—	1
Stock-based compensation expense	—	—	140	—	—	140
Balance as of April 30, 2025	942,209	$9	$1,999	$(2,441)	$(843)	$(1,276)
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued guidance that requires disaggregation of specific expense categories in disclosures within the footnotes to the financial statements on an annual and interim basis. HP is required to adopt this guidance for its annual period ending October 31, 2028 and all interim periods thereafter. Early adoption is permitted. HP is currently evaluating the impact of this guidance on its disclosures.
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Significant Segment Expenses and Operating Results

	Three months ended April 30		Six months ended April 30
	2026	2025	2026	2025
	In millions
Net revenue
Commercial PS	$7,743	$6,786	$14,996	$13,431
Consumer PS	2,470	2,238	5,468	4,817
Personal Systems	10,213	9,024	20,464	18,248
Supplies	2,754	2,728	5,553	5,557
Commercial Printing	1,168	1,167	2,273	2,311
Consumer Printing	273	302	556	609
Printing	4,195	4,197	8,382	8,477
Corporate Investments	—	—	—	—
Total segment net revenue	14,408	13,221	28,846	26,725
Other	—	(1)	—	(1)
Total net revenue	$14,408	$13,220	$28,846	$26,724

Cost of net revenue
Personal Systems	$8,674	$7,751	$17,535	$15,588
Printing	2,703	2,702	5,414	5,494
Corporate Investments	1	1	1	2
Total segment cost of net revenue	11,378	10,454	22,950	21,084

Operating expenses
Personal Systems	$1,009	$864	$1,888	$1,744
Printing	725	691	1,436	1,378
Corporate Investments	28	26	52	43
Total segment operating expenses	1,762	1,581	3,376	3,165

Earnings before taxes
Personal Systems	$530	$409	$1,041	$916
Printing	767	804	1,532	1,605
Corporate Investments	(29)	(27)	(53)	(45)
Total segment earnings from operations	1,268	1,186	2,520	2,476
Corporate and unallocated costs and other	(81)	(85)	(156)	(199)
Stock-based compensation expense	(112)	(140)	(294)	(332)
Restructuring and other charges	(365)	(122)	(491)	(192)
Acquisition and divestiture charges	(4)	(17)	(2)	(23)
Amortization of intangible assets	(89)	(65)	(145)	(128)
Certain litigation charges	(5)	(103)	(61)	(103)
Interest and other, net	(119)	(148)	(207)	(289)
Total earnings before taxes	$493	$506	$1,164	$1,210

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

HP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
Fiscal 2026 Plan
On November 25, 2025, HP’s Board of Directors approved the Fiscal 2026 Plan intended to drive customer satisfaction, product innovation, and productivity primarily through artificial intelligence adoption and enablement that HP expects will be implemented through fiscal 2028. HP expects to reduce global headcount by approximately 4,000 to 6,000 employees. HP estimates that it will incur pre-tax charges of approximately $650 million relating to labor and non-labor actions. During the course of the Fiscal 2026 Plan, HP expects to incur approximately $500 million in labor costs related to workforce reductions and expects the remaining costs to relate to non-labor actions and other charges.
Fiscal 2023 Plan
On November 18, 2022, HP’s Board of Directors approved the Fiscal 2023 Plan intended to enable digital transformation, portfolio optimization and operational efficiency that HP implemented through fiscal 2025. The Fiscal 2023 Plan is substantially complete. HP does not expect any further significant costs associated with the plan. Approximately 9,500 employees departed as part of the plan through a combination of employee exits and voluntary EER. HP incurred $877 million in severance costs and $347 million in infrastructure costs related to non-labor and other charges.
HP’s restructuring and other charges under the Fiscal 2026 plan and Fiscal 2023 plan were as follows:

	Fiscal 2026 Plan
	Three months ended April 30, 2026	Six months ended April 30, 2026
Severance	$51	$162
Non-labor	18	23
Special Termination Benefit	280	280
Other charges(1)	16	22
	$365	$487
Other prior plan costs(2)	—	4
	$365	$491

	Fiscal 2023 Plan
	Three months ended April 30, 2025	Six months ended April 30, 2025
Severance	$97	$141
Non-labor	8	20
Other charges(1)	17	31
	$122	$192

(1)     Other charges are distinct from ongoing operational costs and primarily include third-party professional services and other non-recurring costs, which include artificial intelligence adoption and enablement costs under the Fiscal 2026 Plan. Effective second quarter of fiscal 2026, other charges also includes CEO transition costs, which comprises of executive hiring and retention costs.

(2)    Other prior plans primarily include the fiscal 2023 plan, which is substantially complete. HP does not expect any further material activity associated with this plan.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The reconciliation of the beginning and ending liability balance showing activity during the year is as follows:

	Fiscal 2026 Plan
	Severance	Non-labor	Other prior-year plans	Total
	In millions
Accrued balance as of October 31, 2025	$—	$—	$172	$172
Charges	162	23	4	189
Cash payments	(54)	(9)	(109)	(172)
Non-cash and other adjustments	—	(14)	2	(12)
Accrued balance as of April 30, 2026	$108	$—	$69	$177

Reflected in the Condensed Consolidated Balance Sheets
Other current liabilities	$76	$—	$65	$141
Other non-current liabilities	$32	$—	$4	$36

Accrued balance as of October 31, 2024	$—	$—	$138	$138
Charges	—	—	161	161
Cash payments	—	—	(118)	(118)
Non-cash and other adjustments	—	—	(15)	(15)
Accrued balance as of April 30, 2025	$—	$—	$166	$166
As of April 30, 2026, HP has incurred $0.5 billion and $1.2 billion of total costs for the Fiscal 2026 plan and the Fiscal 2023 plan, respectively.
Retirement Incentive Program
As part of the Fiscal 2026 Plan, HP announced a voluntary Enhanced Early Retirement (“EER”) program for its U.S. employees in March 2026. Voluntary participation in the EER program was limited to employees at least 55 years old with 10 or more years of service at HP. Employees accepted into the EER program are leaving HP on dates ranging from May 29, 2026 to April 30, 2027. The U.S. defined benefit pension plan was amended to provide that the EER benefit will be paid from the plan for eligible electing EER participants.
The retirement incentive benefit is calculated as a lump sum based on years of service at HP at the time of retirement, ranging from 20 to 52 weeks of pay. As a result of this retirement incentive, HP recognized a Special Termination Benefit (“STB”) expense of $220 million as restructuring and other charges for the three and six months ended April 30, 2026. The expense has been recorded as a reduction from the Prepaid pension and post-retirement benefit assets reflected under Other non-current assets in the Condensed Consolidated Balance Sheets.
All employees participating in the EER program were offered the opportunity to continue health care coverage at the active employee contribution rates for up to 36 months following retirement, but not beyond age 65 when Medicare is available. HP recognized an additional STB expense of $60 million as restructuring and other charges for the three and six months ended April 30, 2026 for the health care incentives. The expense has been recorded in the Pension, post-retirement and post-employment liabilities reflected under Other non-current liabilities in the Condensed Consolidated Balance Sheets.
STB expense is a non-cash expense and represents the present value of all EER benefits that will be paid from the pension plan assets.

HP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was 8.7% and 19.8% for the three months ended April 30, 2026 and 2025, respectively, and 14.5% and 19.8% for the six months ended April 30, 2026 and 2025, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three and six months ended April 30, 2026 was primarily due to audit settlements in various jurisdictions.
Uncertain Tax Positions
As of April 30, 2026, the amount of gross unrecognized tax benefits was $822 million, of which up to $650 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits decreased by $43 million for the six months ended April 30, 2026. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Condensed Consolidated Statements of Earnings. As of April 30, 2026 and 2025, HP had accrued $75 million and $157 million, respectively, for interest and penalties.
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 5: Supplementary Financial Information

Cash, Cash Equivalents and Restricted Cash

	As of
	April 30, 2026	October 31, 2025
	In millions
Cash and cash equivalents	$3,703	$3,690
Restricted cash(1)	—	15
	$3,703	$3,705
(1)    Restricted cash is related to amounts collected and held on behalf of a third party for trade receivables previously sold.
Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

Six months ended April 30, 2026
In millions
Balance at beginning of period	$83
Current-period allowance for credit losses	(20)
Deductions, net of recoveries	(5)
Balance at end of period	$58
HP utilizes certain third-party arrangements in the normal course of business as part of HP’s cash and liquidity management and also to provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Condensed Consolidated Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Condensed Consolidated Balance Sheets. The recourse obligations as of April 30, 2026 and October 31, 2025 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended April 30		Six months ended April 30
	2026	2025	2026	2025
	In millions
Balance at beginning of period(1)	$199	$133	$117	$284
Trade receivables sold	2,610	3,125	5,424	6,174
Cash receipts	(2,518)	(3,056)	(5,255)	(6,247)
Foreign currency and other	(2)	15	3	6
Balance at end of period(1)	$289	$217	$289	$217
(1)    Amounts outstanding from third parties reported in Accounts receivable in the Condensed Consolidated Balance Sheets.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Inventory

	As of
	April 30, 2026	October 31, 2025
	In millions
Finished goods	$4,938	$4,721
Purchased parts and fabricated assemblies	4,265	3,791
	$9,203	$8,512

Other Current Assets

	As of
	April 30, 2026	October 31, 2025
	In millions
Supplier and other receivables	$2,363	$1,981
Prepaid and other current assets	1,526	1,577
Value-added taxes receivable	1,064	986
	$4,953	$4,544

Property, Plant and Equipment, Net

	As of
	April 30, 2026	October 31, 2025
	In millions
Land, buildings and leasehold improvements	$2,668	$2,619
Machinery and equipment, including equipment held for lease	6,131	5,867
	8,799	8,486
Accumulated depreciation	(5,720)	(5,437)
	$3,079	$3,049

Other Non-Current Assets

	As of
	April 30, 2026	October 31, 2025
	In millions
Deferred tax assets	$3,409	$3,318
Right-of-use assets	1,094	1,129
Intangible assets(1)	878	1,012
Prepaid pension and post-retirement benefit assets(2)	199	425
Deposits and prepaid	188	316
Other	1,375	1,361
	$7,143	$7,561
(1)    During the three and six months ended April 31, 2026, the Company incurred impairment charges of $32 million related to acquired customer contracts, customer lists and distribution agreements and technology and patents related to the Personal Systems segment.
(2)    Decrease relates to the reclassification of liability related to the EER plan of $280 million for pension and post-retirement plan special termination benefits. See Note 3 “Restructuring and Other Charges” for further information.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Current Liabilities

	As of
	April 30, 2026	October 31, 2025
	In millions
Sales and marketing programs	$3,103	$3,103
Deferred revenue	1,713	1,609
Other accrued taxes	1,265	1,258
Employee compensation and benefits	984	965
Operating lease liabilities	412	401
Warranty	373	401
Tax liability	109	297
Other	2,264	2,328
	$10,223	$10,362

Other Non-Current Liabilities

	As of
	April 30, 2026	October 31, 2025
	In millions
Deferred revenue	$1,668	$1,632
Operating lease liabilities	786	815
Pension, post-retirement, and post-employment liabilities	590	564
Tax liability	441	496
Deferred tax liability	17	16
Other	516	513
	$4,018	$4,036

Interest and Other, Net

	Three months ended April 30		Six months ended April 30
	2026	2025	2026	2025
	In millions
Interest expense on borrowings	$(98)	$(114)	$(197)	$(218)
Factoring costs	(23)	(32)	(45)	(69)
Non-operating retirement-related credits	12	4	22	10
Other, net	(10)	(6)	13	(12)
	$(119)	$(148)	$(207)	$(289)

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Net Revenue by Region

	Three months ended April 30		Six months ended April 30
	2026	2025	2026	2025
	In millions
Americas	$5,857	$5,793	$11,435	$11,312
Europe, Middle East and Africa	4,971	4,393	10,196	9,147
Asia-Pacific and Japan	3,580	3,034	7,215	6,265
Total net revenue	$14,408	$13,220	$28,846	$26,724
Value of Remaining Performance Obligations
As of April 30, 2026, the estimated value of transaction price allocated to remaining performance obligations was $4.2 billion. HP expects to recognize approximately $1.9 billion of the unearned amount in next 12 months and $2.3 billion thereafter.
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
Contract Liabilities
As of April 30, 2026 and October 31, 2025, HP’s contract liabilities balances were $3.4 billion and $3.2 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets.
The increase in the contract liabilities balance for the six months ended April 30, 2026, was primarily driven by sales of fixed-price support and maintenance services, partially offset by $1.0 billion of revenue recognized that was included in the contract liabilities balance as of October 31, 2025.
Supplier Finance Programs
HP facilitates voluntary supplier finance programs to provide certain suppliers the opportunity to sell their right to HP’s payment obligations to participating financial institutions. Under these programs, HP agrees to pay the participating financial institutions the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Participation by suppliers in these programs has no impact on the payment terms and amounts due from HP. HP does not have an economic interest in a supplier's participation in the program and is not a party to the agreement between the supplier and the financial institutions. In connection with these programs, HP does not pledge assets or other forms of guarantees as security for the committed payment to the participating financial institutions. For certain programs, HP pays a monthly service fee to a third-party administrator that provides the supplier finance platform and related support. HP and the participating financial institutions may terminate the agreement upon at least 30 days notice. As of April 30, 2026 and October 31, 2025, HP had $9.1 billion and $8.9 billion respectively, in obligations outstanding (i.e., unpaid invoices) that were confirmed as valid under the supplier finance programs. These obligations are included within the Accounts payable line item of HP’s Condensed Consolidated Balance Sheets. As of both April 30, 2026 and October 31, 2025, the Company’s outstanding payment obligations that suppliers elected to sell to participating financial institutions were $0.1 billion.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
    The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2026				As of October 31, 2025
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents
Government debt(1)	$990	$—	$—	$990	$1,878	$—	$—	$1,878
Available-for-Sale Investments
Financial institution instruments	—	3	—	3	—	3	—	3
Marketable securities and mutual funds(2)	10	112	—	122	9	122	—	131
Derivative Instruments
Foreign currency contracts	—	154	—	154	—	182	—	182
Other derivatives	—	9	—	9	—	1	—	1
Total assets	$1,000	$278	$—	$1,278	$1,887	$308	$—	$2,195
Liabilities
Derivative Instruments
Interest rate contracts	$—	$—	$—	$—	$—	$1	$—	$1
Foreign currency contracts	—	252	—	252	—	242	—	242
Other derivatives	—	—	—	—	—	1	—	1
Total liabilities	$—	$252	$—	$252	$—	$244	$—	$244
(1)    Money market funds invested in government debt and traded in active markets are included in Level 1. Government debt includes instruments such as U.S. treasury notes, U.S. agency securities and non-U.S. government bonds.
(2)    As of April 30, 2026 and October 31, 2025, $53 million and $63 million, respectively, of debt securities were restricted to fund benefits received by qualifying employees under a sponsored defined benefit plan.

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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Condensed Consolidated Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $9.5 billion as compared to its carrying amount of $9.7 billion as of April 30, 2026. The fair value of HP’s short- and long-term debt was $9.6 billion as compared to its carrying value of $9.7 billion as of October 31, 2025. If measured at fair value in the Condensed Consolidated Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of April 30, 2026				As of October 31, 2025
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents
Government debt(1)	990	—	—	990	1,878	—	—	1,878
Total cash equivalents	990	—	—	990	1,878	—	—	1,878
Available-for-Sale Investments
Financial institution instruments	3	—	—	3	3	—	—	3
Marketable securities and mutual funds(2)	97	25	—	122	104	27	—	131
Total available-for-sale investments	100	25	—	125	107	27	—	134
Total cash equivalents and available-for-sale investments	$1,090	$25	$—	$1,115	$1,985	$27	$—	$2,012
(1)    Money market funds invested in government debt and traded in active markets are included in Level 1. Government debt includes instruments such as U.S. treasury notes, U.S. agency securities and non-U.S. government bonds.
(2)    As of April 30, 2026 and October 31, 2025, $53 million and $63 million, respectively, of debt securities were restricted to fund benefits received by qualifying employees under a sponsored defined benefit plan.
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of April 30, 2026 and October 31, 2025, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of April 30, 2026
	Amortized Cost	Fair Value
	In millions
Due in one year	$13	$14
Due in one to five years	41	42
	$54	$56
Non-marketable equity securities in privately held companies are included in Other non-current assets in the Condensed Consolidated Balance Sheets. These amounted to $142 million and $137 million as of April 30, 2026 and October 31, 2025, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded for the three and six months ended April 30, 2026.
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when the net fair value of financial instruments fluctuates. The Company includes gross collateral posted and received in other current assets and other current liabilities in the Condensed Consolidated Balance Sheets, respectively. The fair value of derivatives with credit contingent features in a net liability position was $123 million and $98 million as of April 30, 2026 and as of October 31, 2025, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of April 30, 2026 and October 31, 2025.
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
During the three and six months ended April 30, 2026 and 2025, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of April 30, 2026					As of October 31, 2025
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$250	$—	$—	$1	$—
Cash flow hedges:
Foreign currency contracts	17,541	118	22	201	36	14,492	141	27	174	54
Total derivatives designated as hedging instruments	17,541	118	22	201	36	14,742	141	27	175	54
Derivatives not designated as hedging instruments
Foreign currency contracts	4,174	14	—	15	—	4,389	14	—	14	—
Other derivatives	161	9	—	—	—	168	1	—	1	—
Total derivatives not designated as hedging instruments	4,335	23	—	15	—	4,557	15	—	15	—
Total derivatives	$21,876	$141	$22	$216	$36	$19,299	$156	$27	$190	$54
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of April 30, 2026 and October 31, 2025, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
As of April 30, 2026
Derivative assets	$163	$—	$163	$127	$23	(1)	$13
Derivative liabilities	$252	$—	$252	$127	$189	(2)	$(64)
As of October 31, 2025
Derivative assets	$183	$—	$183	$143	$15	(1)	$25
Derivative liabilities	$244	$—	$244	$143	$279	(2)	$(178)
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

Effect of Derivative Instruments in the Condensed Consolidated Statements of Earnings

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship were as follows:

Derivative Instrument	Hedged Item	Location	Year	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Three months ended April 30
Interest rate contract	Fixed-rate debt	Interest and other, net	2026	$—	$—
			2025	$8	$(8)
Six months ended April 30
Interest rate contract	Fixed-rate debt	Interest and other, net	2026	$1	$(1)
			2025	$15	$(15)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive (loss) income was as follows:

	Three months ended April 30		Six months ended April 30
	2026	2025	2026	2025
	In millions
Gain/(loss) recognized in Accumulated other comprehensive (loss) income on derivatives:
Foreign currency contracts	$106	$(687)	$(147)	$(363)
Interest rate contracts	—	(5)	—	3
Total	$106	$(692)	$(147)	$(360)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	(Loss)/gain reclassified from Accumulated other comprehensive (loss) income into earnings
	Three months ended April 30		Six months ended April 30
	2026	2025	2026	2025
	In millions
Products net revenue	$(87)	$167	$(89)	$234
Cost of products net revenue	(13)	(23)	(24)	(50)
Operating expenses	2	1	4	1
Interest and other, net	4	3	8	6
Total	$(94)	$148	$(101)	$191
As of April 30, 2026, HP expects to reclassify an estimated accumulated other comprehensive loss of $79 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive (loss) income based on the change of market rate, and therefore could have a different impact on earnings.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Condensed Consolidated Statements of Earnings was as follows:

	Gain/(loss) recognized in earnings on derivative instrument
		Three months ended April 30		Six months ended April 30
	Location	2026	2025	2026	2025
		In millions
Foreign currency contracts	Interest and other, net	$—	$(11)	$(7)	$(14)
Other derivatives	Interest and other, net	7	1	8	5
Total		$7	$(10)	$1	$(9)

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8: Borrowings
Notes Payable and Short-Term Borrowings

	As of April 30, 2026		As of October 31, 2025
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Current portion of long-term debt	$810	3.6%	$788	3.2%
Notes payable to banks and other	—	—%	57	—%
Total notes payable and short-term borrowings	$810		$845

Long-Term Debt

				As of
				April 30, 2026	October 31, 2025
				In millions
U.S. Dollar Global Notes(1)	Maturity Date	Issue Price	Stated Interest Rate
$1,000 issued June 2021	June 2026	99.808%	1.45%	$522	$522
$1,000 issued June 2020	June 2027	99.718%	3.00%	1,000	999
$900 issued June 2022	January 2028	99.841%	4.75%	899	899
$1,000 issued March 2022	April 2029	99.767%	4.00%	999	999
$500 issued April 2025	April 2030	99.732%	5.40%	499	499
$850 issued June 2020	June 2030	99.790%	3.40%	503	503
$1,000 issued June 2021	June 2031	99.573%	2.65%	998	998
$1,000 issued March 2022	April 2032	99.966%	4.20%	676	676
$1,100 issued June 2022	January 2033	99.725%	5.50%	1,098	1,098
$500 issued April 2025	April 2035	99.778%	6.10%	499	499
$1,200 issued September 2011	September 2041	99.863%	6.00%	1,199	1,199
				8,892	8,891
Other borrowings at 1.47%-7.89%, due in fiscal years 2026-2036				814	765
Fair value adjustment related to hedged debt				—	(1)
Unamortized debt issuance cost				(40)	(46)
Current portion of long-term debt				(810)	(788)
Total long-term debt				$8,856	$8,821
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
Commercial Paper
As of April 30, 2026, HP maintained a U.S. commercial paper program for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. The principal amount outstanding under this program and certain short-term borrowings at any time cannot exceed a $6.0 billion authorization by HP’s Board of Directors. As of April 30, 2026 and October 31, 2025, no commercial paper was outstanding under the program.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Credit Facility
As of April 30, 2026, HP maintained a $5.0 billion 5-year sustainability-linked senior unsecured committed revolving credit facility, which HP entered into on August 1, 2024. Commitments under the revolving credit facility will be available until August 1, 2029. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
As of April 30, 2026, HP was in compliance with the covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of April 30, 2026, HP had available borrowing resources of $1.0 billion from uncommitted lines of credit in addition to funds available under the revolving credit facility.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three and six months ended April 30, 2026, HP executed share repurchases of 5.0 million and 18.3 million shares and settled total shares for $0.1 billion and $0.4 billion, respectively. During the three and six months ended April 30, 2025, HP executed share repurchases of 3.1 million and 5.8 million shares and settled total shares for $0.1 billion and $0.2 billion, respectively. Share repurchases executed during the three months and six months ended April 30, 2025 included 0.3 million shares settled in May 2025.
The shares repurchased during the six months ended April 30, 2026 and 2025 were all open market repurchase transactions. As of April 30, 2026, HP had approximately $8.0 billion remaining under the share repurchase authorization approved by HP’s Board of Directors.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Changes and reclassifications related to Accumulated Other Comprehensive Loss, net of taxes

	Three months ended April 30		Six months ended April 30
	2026	2025	2026	2025
	In millions
Other comprehensive income (loss), net of taxes:
Unrealized components of available-for-sale debt securities
Balance at the beginning of period	$30	$18	$29	$14
Unrealized gains arising during the period	—	2	1	6
Unrealized components of available-for-sale debt securities, net of taxes	—	2	1	6
Balance at the end of period	$30	$20	$30	$20

Unrealized components of cash flow hedges
Balance at the beginning of period	$(243)	$282	$(48)	$47
Unrealized gains (losses) arising during the period	106	(692)	(147)	(360)
(Gains) losses reclassified into earnings	94	(148)	101	(191)
Tax effects on change in unrealized components of cash flow hedges	(38)	165	13	111
Unrealized components of cash flow hedges, net of taxes	162	(675)	(33)	(440)
Balance at the end of period	$(81)	$(393)	$(81)	$(393)

Unrealized components of defined benefit plans
Balance at the beginning of period	$(471)	$(492)	$(450)	$(496)
Unrealized (losses) arising during the period	—	(2)	(34)	(1)
Amortization of actuarial loss and prior service benefit	5	5	9	10
Curtailments, settlements and other	(1)	1	2	—
Tax effects on change in unrealized components of defined benefit plans	(9)	—	(3)	(1)
Unrealized components of defined benefit plans, net of taxes	(5)	4	(26)	8
Balance at the end of period	$(476)	$(488)	$(476)	$(488)

Cumulative translation adjustment
Balance at the beginning of period	$30	$(12)	$12	$1
Change in cumulative translation adjustment	(4)	30	14	17
Cumulative translation adjustment, net of taxes	(4)	30	14	17
Balance at the end of period	$26	$18	$26	$18

Other comprehensive income (loss)	$153	$(639)	$(44)	$(409)
Accumulated other comprehensive loss	$(501)	$(843)	$(501)	$(843)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended April 30		Six months ended April 30
	2026	2025	2026	2025
	In millions, except per share amounts
Numerator:
Net earnings	$450	$406	$995	$971
Denominator:
Weighted-average shares used to compute basic net EPS	922	950	924	949
Dilutive effect of employee stock plans	3	6	4	7
Weighted-average shares used to compute diluted net EPS	925	956	928	956
Net earnings per share:
Basic	$0.49	$0.43	$1.08	$1.02
Diluted	$0.49	$0.42	$1.07	$1.02
Anti-dilutive weighted-average stock plans(1)	20	10	19	7
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

Note 11: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of April 30, 2026, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement entered into with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
HP India filed appeals of the Commissioner’s orders before the Customs, Excise and Service Tax Appellate Tribunal (the “Customs Tribunal”) along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. On February 7, 2014, the Customs Tribunal granted HP India’s application for extension of the stay of deposit until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner’s orders and rejected HP India’s request to remand the matter to the Commissioner on procedural grounds. The Customs Tribunal cancelled hearings to reconvene in 2015, 2016 and January 2019. On January 20, 2021, the Customs Tribunal held a virtual hearing during which the judge allowed HP’s application for a physical hearing on the merits as soon as practicable, which will be scheduled when physical hearings resume at court. In unrelated, third-party proceedings, the Supreme Court of India has resolved certain jurisdictional questions to the authority of the Directorate of Revenue Intelligence, issues which HP also raised in its appeal to the Customs Tribunal. In late 2024, those jurisdictional questions were resolved. Between late April and June 18, 2025, the Customs Tribunal held three weeks of hearings on the appeals. The Customs Tribunal relisted the appeals for a hearing on December 15-16, 2025 for seeking formal clarification on some legal points. On May 6, 2026, the Customs Tribunal announced that a decision has been adopted, but the content of the decision has not yet been notified to the parties by the Customs Tribunal. If the decision is adverse, HP should be entitled to appeal on the merits to the Supreme Court of India, although HP may be required to make additional deposits. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has agreed to indemnify HP in part, based on the extent to which any liability arises from the products and spare parts of Hewlett Packard Enterprise’s businesses.
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

York County on behalf of the County of York Retirement Fund v. HP Inc., et al., and related proceedings. On November 5, 2020, York County, on behalf of the County of York Retirement Fund, filed a putative class action complaint against HP, Dion Weisler, and Catherine Lesjak in federal court in the Northern District of California. The court appointed Maryland Electrical Industry Pension Fund as Lead Plaintiff. Lead Plaintiff filed a consolidated complaint, which additionally names as defendants Enrique Lores and Richard Bailey. The complaint alleged, among other things, that from November 5, 2015 to June 21, 2016, HP and the named then-current and former officers violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business (“Securities Class Action”). Plaintiffs sought compensatory damages and other relief. On February 13, 2026, the district court entered an order granting final approval of the parties’ settlement and final judgment, dismissing the case. On May 17, 2021, stockholder Scott Franklin filed a derivative complaint against certain then-current and former officers and directors in federal court in the District of Delaware. Plaintiff purports to bring the action on behalf of HP, which he has named as a nominal defendant, and he makes substantially the same factual allegations as in the York County securities complaint, bringing claims for breach of fiduciary duty and violations of securities laws. The derivative plaintiff seeks compensatory damages, governance reforms, and other relief. By court order following stipulations by the parties, the case was transferred to the Northern District of California, and the case was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. On January 13, 2022, stockholder Gerald Lovoi filed a derivative complaint in federal court in the Northern District of California against the same current and former officers and directors named in the Franklin action. The complaint alleges the same basic claims based on the same alleged conduct as the Franklin action and seeks similar relief. By stipulation of the parties, the Lovoi action was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. On May 31, 2024, the court adopted a stipulation in which the derivative plaintiffs and defendants agreed to consolidate the derivative proceedings, close the Lovoi action, and extend the current stay through summary judgment in the Securities Class Action. On April 24, 2026, the derivative plaintiffs filed an unopposed motion for preliminary approval of the settlement set forth in the stipulation and agreement of settlement dated April 22, 2026, which resolves all derivative claims in the consolidated derivative action.
Legal Proceedings re Authentication of Supplies. Since 2016, HP has from time to time been named in civil litigation, or been the subject of government investigations, involving supplies authentication protocols used in certain HP printers in multiple geographies, including but not limited to the United States, Italy, Israel, the Netherlands, Australia and New Zealand. The supplies authentication protocols are often referred to as Dynamic Security. The core allegations in these proceedings claim misleading or inadequate consumer notifications and permissions pertaining to the use of Dynamic Security, the installation of firmware updates, or the potential inability of cartridges with clone chips or circuitry to work in HP printers with Dynamic Security. Plaintiffs base or have based their claims on various legal theories, including but not limited to unfair competition, computer trespass, and similar statutory claims. Among other relief, Plaintiffs have sought or seek money damages and in certain cases have or may seek injunctive relief against the use or operation of Dynamic Security or relief requiring interoperability. If HP is not successful in its defense of these cases or investigations, it could be subject to damages, penalties, significant settlement demands, or injunctive relief that may be costly or may disrupt operations. Certain of these proceedings in the United States, Italy, the Netherlands, Israel, Australia and New Zealand have been resolved, have concluded, or have concluded subject only to HP’s pending appeal. Digital Revolution B.V. (trading as 123Inkt) filed civil litigation, including competition claims, against HP Nederlands B.V., et al. (Netherlands) in March 2020. HP substantially prevailed before the trial court, and both parties appealed. On November 19, 2024, the court of appeal issued a decision rejecting competition claims against HP and providing that use of Dynamic Security by HP is not unlawful. On February 18, 2025, Digital Revolution filed a cassation appeal against the decision before the Dutch Supreme Court. On December 12, 2025 the Attorney General issued his non-binding opinion advising the Supreme Court to reject the appeal; judgment by the Dutch Supreme Court is pending. In addition, a putative class action was filed against HP in federal court in Illinois in January 2024, arising out of the use of Dynamic Security firmware updates in HP printers. Plaintiffs seek compensatory damages, restitution, injunctive relief against alleged unfair and anticompetitive business practices, and other relief. On September 30, 2025, the court dismissed the complaint in its entirety but gave plaintiffs leave to file an amended complaint. The case is in its early stages.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Autonomy-Related Legal Proceedings. In 2015, four former Hewlett Packard Company subsidiaries that became subsidiaries of Hewlett Packard Enterprise at the time of the Separation (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems Limited, and Autonomy, Inc., hereinafter the “Claimants”) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain, for breach of their fiduciary duties in causing Autonomy group companies to engage in improper transactions and accounting practices before and in connection with the 2011 acquisition of Autonomy. Trial concluded in January 2020. In May 2022, the court issued its liability judgment, finding that the Claimants had succeeded on substantially all claims and that Messrs. Lynch and Hussain engaged in fraud, and dismissing a counterclaim filed by Mr. Lynch. The court deferred the issue of damages to further proceedings, but indicated that damages awarded may be substantially less than was claimed. In February 2024, the court held a two-week trial on damages, the Claimants sought recovery for $4 billion in losses, and the court took the issue under advisement. In May 2025, Claimants reached an agreement with Mr. Hussain to resolve claims against him. On July 22, 2025, the court issued its ruling on the quantum of damages, finding that the Lynch estate owed approximately 740 million pounds. The court held a hearing for the week of November 17, 2025, to address additional matters, including attorneys’ fees, pre-judgment interest, and the relevant date to use for the exchange rate to convert the recovery from pounds to dollars. On March 24, 2026, the court entered its judgment, awarding damages plus interest totaling $1.24 billion, and denying the Lynch estate’s request for permission to appeal. The damages award includes a set-off for prior settlements. The Lynch estate has filed a request for permission to appeal with the appellate level court. The Claimants have opposed that request. No decision has been made as to whether the Lynch estate will be permitted to appeal. Litigation is unpredictable, and there can be no assurance of a recovery. Any amount ultimately recovered would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential recovery. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery.
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
Indemnifications
In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify a third-party to such arrangement from any losses incurred relating to the services they perform on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. HP also provides indemnifications to certain vendors and customers against claims of intellectual

HP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
HP’s aggregate product warranty liabilities and changes were as follows:

Six months ended April 30, 2026
In millions
Balance at beginning of period	$452
Accruals and adjustments	319
Settlements made	(350)
Balance at end of period	$421

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
As of April 30, 2026, unconditional purchase obligations were as follows:

Fiscal year	In millions
2026(1)	$265
2027	724
2028	815
2029	271
2030	105
Thereafter	4
Total	$2,184
(1)    Represents expected unconditional purchase obligations for the remaining six months of fiscal year 2026.
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
Macroeconomic Environment
Our business and financial performance depend significantly on worldwide economic conditions. We face global macroeconomic challenges such as ongoing geopolitical conflicts, uncertainty in the markets, volatility in exchange rates, inflationary trends and evolving dynamics in the global trade environment. We also experience seasonality in the sale of our products and services which may be affected by general economic conditions.
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
During fiscal year 2025 and the first half of fiscal year 2026, we experienced higher commodity and trade related costs and implemented pricing and other mitigation actions during the period. Additionally, during the first half of fiscal year 2026, we experienced higher inflationary pressure in memory and storage costs and supply constraints in our Personal Systems business, which we anticipate will continue. We continue to evaluate and implement further mitigating actions, including potential supply chain resiliency movements and cost and pricing measures, as the trade and supply environments evolve.
New or sustained changes to tariffs and commodity costs could result in increased supply chain challenges, cost volatility, and consumer and economic uncertainty which may have a significant adverse impact to our results of operations and cash flows to the extent our efforts do not fully mitigate these effects.
We are also exposed to fluctuations in foreign currency exchange rates. We have a large global presence, with more than 65% of our net revenue from outside the United States. As a result, our financial results can be impacted by fluctuations in foreign currency exchange rates. For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
Transformation Update
On November 25, 2025, we announced our Fiscal 2026 Plan intended to drive customer satisfaction, product innovation, and productivity primarily through artificial intelligence adoption and enablement that HP expects will be implemented through fiscal 2028. We are on-track to achieve our expected gross reductions in cost by the end of fiscal year 2028. During the first half of fiscal 2026, we took actions to integrate AI into our channel partner experience and scale additional AI agents in our supply chain operations and expect to continue to accelerate and scale these initiatives. We additionally took actions to reduce headcount through the EER program of which a significant portion of which will get executed during fiscal year 2026.
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

CRITICAL ACCOUNTING ESTIMATES
MD&A is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management believes that there have been no significant changes during the six months ended April 30, 2026 to the items that we disclosed as our critical accounting estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2026		2025		2026		2025
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue:
Products	$13,563	94.1%	$12,423	94.0%	$27,161	94.2%	$25,118	94.0%
Services	845	5.9%	797	6.0%	1,685	5.8%	1,606	6.0%
Total net revenue	14,408	100.0%	13,220	100.0%	28,846	100.0%	26,724	100.0%
Cost of net revenue:
Products(1)	10,918	80.5%	10,007	80.6%	22,056	81.2%	20,201	80.4%
Services(2)	474	56.1%	474	59.5%	939	55.7%	944	58.8%
Total cost of net revenue	11,392	79.1%	10,481	79.3%	22,995	79.7%	21,145	79.1%
Gross Margin	3,016	20.9%	2,739	20.7%	5,851	20.3%	5,579	20.9%
Research and development	432	3.0%	401	3.0%	824	2.9%	798	3.0%
Selling, general and administrative	1,514	10.5%	1,480	11.2%	3,018	10.5%	2,939	11.0%
Restructuring and other charges	365	2.6%	122	1.0%	491	1.6%	192	0.7%
Acquisition and divestiture charges	4	—%	17	0.1%	2	—%	23	0.1%
Amortization of intangible assets	89	0.6%	65	0.5%	145	0.5%	128	0.5%
Total operating expenses	2,404	16.7%	2,085	15.8%	4,480	15.5%	4,080	15.3%
Earnings from operations	612	4.2%	654	4.9%	1,371	4.8%	1,499	5.6%
Interest and other, net	(119)	(0.8)%	(148)	(1.1)%	(207)	(0.8)%	(289)	(1.1)%
Earnings before taxes	493	3.4%	506	3.8%	1,164	4.0%	1,210	4.5%
Provision for taxes	(43)	(0.3)%	(100)	(0.7)%	(169)	(0.6)%	(239)	(0.9)%
Net earnings	$450	3.1%	$406	3.1%	$995	3.4%	$971	3.6%
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
For the three months ended April 30, 2026, net revenue increased 9.0% (increased 6.3% on a constant currency basis) as compared to the prior-year period. Net revenue from international operations increased 14.4% to $9.8 billion primarily driven by the Windows-based PC operating system refresh, while U.S. net revenue decreased 0.9% to $4.7 billion. The increase in net revenue was primarily driven by products net revenue due to pricing actions to mitigate higher commodity costs in Personal Systems as well as an increase in services net revenue due to support services on hardware devices.
For the six months ended April 30, 2026, total net revenue increased 7.9% (increased 5.7% on a constant currency basis) as compared to the prior-year period. Net revenue from international operations increased 12.2% to $19.7 billion primarily driven by the Windows-based PC operating system refresh, while U.S. net revenue decreased 0.3% to $9.1 billion. The increase in net revenue was primarily driven by products net revenue due to pricing actions to mitigate higher commodity costs in Personal Systems as well as an increase in services net revenue due to support services on hardware devices, partially offset by demand softness and competitive pressures in Printing.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For the three months ended April 30, 2026, gross margin increased 0.2 percentage points primarily driven by products gross margin due to higher average selling prices (“ASPs”) including favorable foreign currency impacts, partially offset by higher commodity costs and unfavorable mix shifts towards Personal Systems. Services gross margin increased due to favorable mix shifts.
For the six months ended April 30, 2026, gross margin decreased 0.6 percentage points primarily driven by products gross margin due to higher commodity and supply chain costs and unfavorable mix shifts towards Personal Systems, partially offset by pricing actions, including favorable foreign currency impacts. Services gross margin increased due to favorable mix shifts.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense increased 7.7% and 3.3% for the three and six months ended April 30, 2026, respectively primarily driven by higher variable compensation.
Selling, General and Administrative (“SG&A”)
SG&A expense increased 2.3% and 2.7% for the three and six months ended April 30, 2026 primarily driven by higher variable compensation.
Restructuring and Other Charges
Restructuring and other charges increased $243 million and $299 million for the three and six months ended April 30, 2026, respectively, primarily driven by the EER program under the Fiscal 2026 Plan. For more information, see Note 3, “Restructuring and other charges”, to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Acquisition and Divestiture Charges
Acquisition and divestiture charges for the three and six months ended April 30, 2026 decreased by $13 million and $21 million, respectively, primarily due to lower acquisition and integration activities.

Amortization of Intangible Assets
Amortization of intangible assets includes impairment charges of $32 million related to acquired customer contracts, customer lists and distribution agreements and technology and patents related to the Personal Systems segment resulting in an increase for the three and six months ended April 30, 2026.
Interest and Other, Net
Interest and other, net expense decreased $29 million and $82 million for the three and six months ended April 30, 2026, respectively, primarily due to a lower interest expense on debt and factoring costs.
Provision for Taxes
Our effective tax rate was 8.7% for the three months ended April 30, 2026 and 14.5% for the six months ended April 30, 2026. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three and six months ended April 30, 2026 was primarily due to audit settlements in various jurisdictions.

Segment Information
A description of the products and services for each segment and the business unit realignment in the first quarter of fiscal year 2026 can be found in Note 2, “Segment Information” to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Personal Systems

	Three months ended April 30			Six months ended April 30
	2026	2025	% Change	2026	2025	% Change
	Dollars in millions
Net revenue	$10,213	$9,024	13.2%	$20,464	$18,248	12.1%
Earnings from operations	$530	$409	29.6%	$1,041	$916	13.6%
Earnings from operations as a % of net revenue	5.2%	4.5%		5.1%	5.0%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended April 30			Six months ended April 30
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2026	2025		2026	2025
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Commercial PS	$7,743	$6,786	10.6	$14,996	$13,431	8.6
Consumer PS	2,470	2,238	2.6	5,468	4,817	3.5
Total Personal Systems	$10,213	$9,024	13.2	$20,464	$18,248	12.1
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Three months ended April 30, 2026 compared with three months ended April 30, 2025
Personal Systems net revenue increased 13.2% (increased 10.0% on a constant currency basis) for the three months ended April 30, 2026. The net revenue increase was primarily due to a 22.3% increase in ASPs with a focus on higher value units in a dynamic commodity environment contributing to a 7.0% decrease in PCs unit volume. The increase in ASPs is primarily due to pricing actions, favorable currency impacts and mix shifts.
Commercial PS net revenue increased 14.1% primarily due to a 23.0% increase in ASPs, partially offset by a 6.7% decline in units. The increase in ASPs is primarily due to pricing actions, favorable currency impacts and mix shifts.
Consumer PS net revenue increased 10.4% primarily due to a 19.9% increase in ASPs, partially offset by a 7.8% decline in units. The increase in ASPs was primarily due to pricing actions and favorable currency impacts.
Personal Systems earnings from operations as a percentage of net revenue increased by 0.7 percentage points driven by an increase in gross margin, partially offset by an increase in operating expenses as a percentage of revenue. Gross margin increased primarily due to pricing actions including favorable foreign currency impacts, partially offset by increased commodity costs. Operating expenses as a percentage of revenue increased primarily driven by higher variable compensation.

Six months ended April 30, 2026 compared with six months ended April 30, 2025
Personal Systems net revenue increased 12.1% (increased 9.5% on a constant currency basis) for the six months ended April 30, 2026. The net revenue increase was primarily due to a 10.1% increase in ASPs and a 2.4% increase in PC unit volume driven by the Windows-based PC operating system refresh as well as accelerated demand resulting from anticipated commodity cost increases, partially offset by a focus on higher value units in a dynamic commodity environment. The increase in ASPs is primarily due to pricing actions and favorable currency impacts.
Commercial PS net revenue increased 11.7% primarily due to a 10.6% increase in ASP’s and a 1.6% PC unit volume. The increase in ASPs is primarily due to pricing actions, favorable mix shifts and currency impacts.
Consumer PS net revenue increased 13.5% primarily due to a 9.4% increase in ASPs and a 3.9% increase in PC unit volume. The increase in ASPs is primarily driven by pricing actions and favorable currency impacts.
Personal Systems earnings from operations as a percentage of net revenue increased by 0.1 percentage points driven by a decrease in operating expenses as a percentage of revenue, partially offset by a decrease in gross margin. Operating expenses as a percentage of revenue decreased due to disciplined cost management, partially offset by higher variable compensation. Gross margin decreased primarily due to higher commodity and supply chain costs, partially offset by disciplined pricing actions, including favorable foreign currency impacts.

Printing

	Three months ended April 30			Six months ended April 30
	2026	2025	% Change	2026	2025	% Change
	Dollars in millions
Net revenue	$4,195	$4,197	—%	$8,382	$8,477	(1.1)%
Earnings from operations	$767	$804	(4.6)%	$1,532	$1,605	(4.5)%
Earnings from operations as a % of net revenue	18.3%	19.2%		18.3%	18.9%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended April 30			Six months ended April 30
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2026	2025		2026	2025
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$2,754	$2,728	0.6	$5,553	$5,557	—
Commercial Printing	1,168	1,167	—	2,273	2,311	(0.5)
Consumer Printing	273	302	(0.6)	556	609	(0.6)
Total Printing	$4,195	$4,197	—	$8,382	$8,477	(1.1)
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Three months ended April 30, 2026 compared with three months ended April 30, 2025
Printing net revenue remained flat (decreased 1.9% on a constant currency basis) for the three months ended April 30, 2026. Net revenue for Supplies increased 1.0%, primarily due to favorable currency impacts and pricing actions, partially offset by a decline in the installed base and usage. Printer units decreased by 6.6% primarily due to demand softness and competitive pressures, while ASPs increased by 5.0%.
Net revenue for Commercial Printing remained flat, primarily due to a 2.7% increase in ASPs, offset by a 4.0% decrease in printer unit volume. The increase in ASPs was primarily driven by pricing actions, favorable currency impacts, partially offset by unfavorable mix shifts.
Net revenue for Consumer Printing decreased 9.6% primarily due to an 8.1% decrease in printer unit volume, partially offset by a 5.3% increase in ASPs. The increase in ASPs was primarily driven by favorable mix shifts towards Big Tank and foreign currency impacts, partially offset by competitive pricing.
Printing earnings from operations as a percentage of net revenue decreased by 0.9 percentage points for the period. The decrease was driven by an increase in operating expenses as a percentage of revenue, while gross margin remained flat. Operating expenses as a percentage of revenue increased primarily due to higher go-to-market initiatives.
Six months ended April 30, 2026 compared with six months ended April 30, 2025
Printing net revenue decreased 1.1% (decreased 2.5% on a constant currency basis) for the six months ended April 30, 2026. The decrease in net revenue was driven by Commercial, Consumer Printing and Supplies, partially offset by favorable currency impacts. Net revenue for Supplies remained flat, primarily due to decline in the installed base and usage, offset by favorable currency impacts. Printer unit volume decreased 6.5% driven by demand softness and competitive pressures, while hardware ASPs increased 3.0%.
Net revenue for Commercial Printing decreased by 1.6%, primarily due to a 5.3% decrease in printer unit volume and a 1.7% increase in ASPs. The increase in ASPs was primarily driven by favorable foreign currency impacts, partially offset by unfavorable mix shifts.

Net revenue for Consumer Printing decreased 8.7%, primarily due to a 7.2% decrease in printer unit volume, partially offset by a 3.6% increase in ASPs. The increase in ASPs was primarily driven by favorable mix shifts towards Big Tank and foreign currency impacts, partially offset by competitive pricing.
Printing earnings from operations as a percentage of net revenue decreased 0.6 percentage points driven by an increase in operating expenses as a percentage of revenue, partially offset by an increase in gross margin. Operating expenses as a percentage of revenue increased primarily driven by higher variable compensation and go-to market initiatives. Gross margin increased primarily due to pricing actions and favorable mix shift towards Supplies, partially offset by trade related costs.
Corporate Investments
The loss from operations in Corporate Investments for the three and six months ended April 30, 2026 was primarily due to expenses associated with our incubation projects and investments in digital enablement.

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
Liquidity
Our cash, cash equivalents and restricted cash and total debt were as follows:

	As of
	April 30, 2026	October 31, 2025
	In millions
Cash and cash equivalents	$3,703	$3,690
Restricted cash	$—	$15
Total debt	$9,666	$9,666

Our key cash flow metrics were as follows:

	Six months ended April 30
	2026	2025
	In millions
Net cash provided by operating activities	$1,309	$412
Net cash used in investing activities	(283)	(1,133)
Net cash (used in) provided by financing activities	(1,036)	198
Net decrease in cash, cash equivalents and restricted cash	$(10)	$(523)
Operating Activities
Compared to the corresponding period in fiscal year 2025, net cash provided by operating activities increased $0.9 billion for the six months ended April 30, 2026, primarily due to favorable cash conversion cycle, partially offset by changes in receivables from contract manufacturers.

Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	April 30, 2026	April 30, 2025	Y/Y Change	October 31, 2025	October 31, 2024
Days of sales outstanding in accounts receivable (“DSO”)	38	30	8	35	33
Days of inventory outstanding (“DIO”)	73	70	3	66	63
Days of purchases outstanding in accounts payable (“DPO”)	(151)	(130)	(21)	(139)	(138)
Cash conversion cycle	(40)	(30)	(10)	(38)	(42)
April 30, 2026 as compared to April 30, 2025
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
DIO measures the average number of days from procurement to sale of our product. DIO is calculated by dividing ending inventory by a 90-day average cost of goods sold. The increase in DIO was primarily due to higher commodity costs, partially offset by inventory optimization in Printing.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. The increase in DPO was primarily due to higher commodity cost, partially offset by lower advance buys.
Investing Activities
Compared to the corresponding period in fiscal year 2025, net cash used in investing activities decreased by $0.9 billion for the six months ended April 30, 2026, primarily due to a $0.6 billion favorable net decrease in collateral posted for derivative instruments, lower payments in connection with business acquisitions of $0.1 billion, and lower investment in property, plant, equipment and purchased intangible of $0.1 billion.
Financing Activities
Compared to the corresponding period in fiscal year 2025, net cash used in financing activities increased by $1.2 billion for the six months ended April 30, 2026, primarily due to a $1.0 billion decrease in net proceeds from debt and a $0.2 billion increase in share repurchases.
Share Repurchases and Dividends
During the six months ended April 30, 2026, HP returned $1.0 billion to shareholders in the form of share repurchases of $0.4 billion and cash dividends of $0.6 billion. As of April 30, 2026, HP had approximately $8.0 billion remaining under the share repurchase authorization approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 9, “Stockholders’ Deficit”, to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

Capital Resources
Debt Levels

	As of
	April 30, 2026	October 31, 2025
	Dollars in millions
Short-term debt	$810	$845
Long-term debt	$8,856	$8,821
Weighted-average interest rate	4.6%	4.6%
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
As of April 30, 2026, we maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility which will be available until August 1, 2029. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
Available Borrowing Resources
As of April 30, 2026, we had available borrowing resources of $1.0 billion from uncommitted lines of credit in addition to funds available under the revolving credit facility.
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

CONTRACTUAL AND OTHER OBLIGATIONS
Unconditional Purchase Obligation
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancellable without penalty. The Company's purchase obligations under variable price provisions approximate market prices at the time of purchase and are estimated using current period pricing. Actual future variable price purchase commitments may significantly vary depending on market prices and product mix at the time of purchase. The Company's unconditional purchase obligations are primarily related to inventory and service support. As of April 30, 2026, the Company had outstanding purchase commitments of $2.2 billion. The majority of these commitments are due within five years. For more information, see Note 13, “Commitments,” to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Retirement and Post-Retirement Benefit Plan Contributions
As of April 30, 2026, we anticipate making contributions for the remainder of fiscal year 2026 of approximately $8.0 million to our non-U.S. pension plans and $16.0 million to cover benefit payments to U.S. non-qualified pension plan participants. Our policy is to fund our pension plans so that we meet the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
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
Uncertain Tax Positions
As of April 30, 2026, we had approximately $733 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these liabilities would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 4, “Taxes on Earnings”, to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during the quarter ended April 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases that settled during the three months ended April 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
February 2026	5,250	$19.05	5,250	$7,986,940
March 2026	—	$—	—	$7,986,940
April 2026	—	$—	—	$7,986,940
Total	5,250		5,250
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On August 27, 2024 HP’s Board of Directors increased HP’s share repurchase authorization to $10.0 billion inclusive of the amount remaining under previously authorized share repurchases. In the three months ended April 30, 2026, we returned $0.1 billion to shareholders through the repurchase of 5.2 million shares on the open market.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. On March 10, 2026, David McQuarrie, our Chief Commercial Officer, adopted a written plan for the sale of up to 94,716 shares of our common stock. The plan is scheduled to commence on June 12, 2026 and is scheduled to expire on December 31, 2026, or on any earlier date on which all of the shares have been sold. This plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits.
The Exhibit Index beginning on page 55 of this report sets forth a list of exhibits.

HP INC.
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant’s Restated Certificate of Incorporation.	8-K	001-04423	3.2	April 25, 2024
3(b)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	February 3, 2026
10(a)	Registrant’s Fifth Amended and Restated 2004 Stock Incentive Plan.*	8-K	001-04423	10.1	April 21, 2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).†

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
Date: May 27, 2026