Form 10-Q
period 2026-07-31
HP INC
filed 2026-08-27
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP Inc. common stock outstanding as of August 19, 2026 was 901,790,969 shares.

HP INC.
Form 10-Q
For the Quarterly Period ended July 31, 2026
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, the “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

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

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC.
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2026	2025	2026	2025
	In millions, except per share amounts
Net revenue:
Products	$14,825	$13,114	$41,986	$38,232
Services	852	818	2,537	2,424
Total net revenue	15,677	13,932	44,523	40,656
Cost of net revenue:
Products	12,256	10,599	34,312	30,800
Services	476	482	1,415	1,426
Total cost of net revenue	12,732	11,081	35,727	32,226
Gross profit	2,945	2,851	8,796	8,430
Research and development	389	406	1,213	1,204
Selling, general and administrative	1,537	1,452	4,555	4,391
Restructuring and other charges	48	110	539	302
Acquisition and divestiture charges	4	8	6	31
Amortization of intangible assets	75	159	220	287
Total operating expenses	2,053	2,135	6,533	6,215
Earnings from operations	892	716	2,263	2,215
Interest and other, net	(94)	(92)	(301)	(381)
Earnings before taxes	798	624	1,962	1,834
(Provision for) benefit from taxes	(137)	139	(306)	(100)
Net earnings	$661	$763	$1,656	$1,734

Net earnings per share:
Basic	$0.72	$0.81	$1.80	$1.83
Diluted	$0.71	$0.80	$1.79	$1.82

Weighted-average shares used to compute net earnings per share:
Basic	919	947	922	948
Diluted	927	954	927	955
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HP INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2026	2025	2026	2025
	In millions
Net earnings	$661	$763	$1,656	$1,734
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	1	5	2	11

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	141	59	(6)	(301)
Losses reclassified into earnings	18	202	119	11
	159	261	113	(290)
Change in unrealized components of defined benefit plans:
Unrealized gains (losses) arising during the period	20	(7)	(14)	(8)
Amortization of actuarial loss and prior service benefit	5	5	14	15
Curtailments, settlements and other	3	2	5	2
	28	—	5	9

Change in cumulative translation adjustment	(3)	(1)	11	16
Other comprehensive income (loss) before taxes	185	265	131	(254)
(Provision for) benefit from taxes	(32)	(63)	(22)	47
Other comprehensive income (loss), net of taxes	153	202	109	(207)
Comprehensive income	$814	$965	$1,765	$1,527
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HP INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	July 31, 2026	October 31, 2025
	In millions, except par value
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$4,169	$3,705
Accounts receivable, net of allowance for credit losses of $57 and $83 as of July 31, 2026 and October 31, 2025	7,168	5,692
Inventory	10,322	8,512
Other current assets	5,087	4,544
Total current assets	26,746	22,453
Property, plant and equipment, net	3,110	3,049
Goodwill	8,726	8,706
Other non-current assets	7,119	7,561
Total assets	$45,701	$41,769
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$1,292	$845
Accounts payable	21,383	18,051
Other current liabilities	11,288	10,362
Total current liabilities	33,963	29,258
Long-term debt	7,868	8,821
Other non-current liabilities	3,962	4,036
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 903 and 921 shares issued and outstanding as of July 31, 2026 and October 31, 2025)	9	9
Additional paid-in capital	2,364	2,129
Accumulated deficit	(2,117)	(2,027)
Accumulated other comprehensive loss	(348)	(457)
Total stockholders’ deficit	(92)	(346)
Total liabilities and stockholders’ deficit	$45,701	$41,769
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HP INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended July 31
	2026	2025
	In millions
Cash flows from operating activities:
Net earnings	$1,656	$1,734
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and impairment	722	708
Stock-based compensation expense	389	432
Restructuring and other charges	539	302
Deferred taxes on earnings	(110)	(67)
Other, net	126	103
Changes in operating assets and liabilities, net of divestitures:
Accounts receivable	(1,531)	54
Inventory	(1,902)	(671)
Accounts payable	3,323	94
Net investment in leases from integrated financing	(69)	(71)
Taxes on earnings	(184)	(360)
Restructuring and other	(256)	(238)
Other assets and liabilities	341	53
Net cash provided by operating activities	3,044	2,073
Cash flows from investing activities:
Investment in property, plant, equipment and purchased intangibles	(590)	(700)
Purchases of available-for-sale securities and other investments	(21)	(23)
Maturities and sales of available-for-sale securities and other investments	32	69
Collateral returned (posted) for derivative instruments	98	(343)
Payments made in connection with business acquisitions, net of cash acquired	(10)	(116)
Proceeds from business divestitures, net	26	—
Net cash used in investing activities	(465)	(1,113)
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	291	1,248
Payment of debt	(770)	(1,312)
Stock-based award activities and others	(94)	(113)
Repurchase of common stock	(725)	(350)
Cash dividends paid	(825)	(818)
Settlement of cash flow hedges	—	6
Net cash used in financing activities	(2,123)	(1,339)
Increase (decrease) in cash, cash equivalents and restricted cash	456	(379)
Cash, cash equivalents and restricted cash at beginning of period (1)	3,713	3,253
Cash, cash equivalents and restricted cash at end of period	$4,169	$2,874
(1)    Includes cash held for sale of $8 million recorded within Other current assets as of October 31, 2025.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HP INC.
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance as of October 31, 2025	921,149	$9	$2,129	$(2,027)	$(457)	$(346)
Net earnings	—	—	—	545	—	545
Other comprehensive loss, net of taxes	—	—	—	—	(197)	(197)
Comprehensive income	—	—	—	—	—	348
Issuance of common stock in connection with employee stock plans and other	9,385	—	(73)	—	—	(73)
Repurchases of common stock (Note 9)	(13,360)	—	(31)	(294)	—	(325)
Cash dividends ($0.60 per common share)	—	—	—	(552)	—	(552)
Stock-based compensation expense	—	—	182	—	—	182
Balance as of January 31, 2026	917,174	$9	$2,207	$(2,328)	$(654)	$(766)
Net earnings	—	—	—	450	—	450
Other comprehensive income, net of taxes	—	—	—	—	153	153
Comprehensive income	—	—	—	—	—	603
Issuance of common stock in connection with employee stock plans and other	2,213	—	(2)	—	—	(2)
Repurchases of common stock (Note 9)	(4,977)	—	(12)	(83)	—	(95)
Cash dividends	—	—	—	1	—	1
Stock-based compensation expense	—	—	115	—	—	115
Balance as of April 30, 2026	914,410	$9	$2,308	$(1,960)	$(501)	$(144)
Net earnings	—	—	—	661	—	661
Other comprehensive income, net of taxes	—	—	—	—	153	153
Comprehensive income	—	—	—	—	—	814
Issuance of common stock in connection with employee stock plans and other	1,195	—	(11)	—	—	(11)
Repurchases of common stock (Note 9)	(12,196)	—	(32)	(271)	—	(303)
Cash dividends ($0.60 per common share)	—	—	—	(547)	—	(547)
Stock-based compensation expense	—	—	99	—	—	99
Balance as of July 31, 2026	903,409	$9	$2,364	$(2,117)	$(348)	$(92)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance as of October 31, 2024	938,989	$9	$1,778	$(2,676)	$(434)	$(1,323)
Net earnings	—	—	—	565	—	565
Other comprehensive income, net of taxes	—	—	—	—	230	230
Comprehensive income	—	—	—	—	—	795
Issuance of common stock in connection with employee stock plans and other	8,405	—	(92)	—	—	(92)
Repurchases of common stock (Note 9)	(2,734)	—	(4)	(93)	—	(97)
Cash dividends ($0.58 per common share)	—	—	—	(547)	—	(547)
Stock-based compensation expense	—	—	192	—	—	192
Balance as of January 31, 2025	944,660	$9	$1,874	$(2,751)	$(204)	$(1,072)
Net earnings	—	—	—	406	—	406
Other comprehensive loss, net of taxes	—	—	—	—	(639)	(639)
Comprehensive loss	—	—	—	—	—	(233)
Issuance of common stock in connection with employee stock plans and other	667	—	(9)	—	—	(9)
Repurchases of common stock (Note 9)	(3,118)	—	(6)	(97)	—	(103)
Cash dividends	—	—	—	1	—	1
Stock-based compensation expense	—	—	140	—	—	140
Balance as of April 30, 2025	942,209	$9	$1,999	$(2,441)	$(843)	$(1,276)
Net earnings	—	—	—	763	—	763
Other comprehensive income, net of taxes	—	—	—	—	202	202
Comprehensive income	—	—	—	—	—	965
Issuance of common stock in connection with employee stock plans and other	2,057	—	5	—	—	5
Repurchases of common stock (Note 9)	(5,501)	—	(13)	(139)	—	(152)
Cash dividends ($0.58 per common share)	—	—	—	(543)	—	(543)
Stock-based compensation expense	—	—	100	—	—	100
Balance as of July 31, 2025	938,765	$9	$2,091	$(2,360)	$(641)	$(901)
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Significant Segment Expenses and Operating Results

	Three months ended July 31		Nine months ended July 31
	2026	2025	2026	2025
	In millions
Net revenue
Commercial PS	$8,579	$7,036	$23,575	$20,467
Consumer PS	3,188	2,895	8,656	7,712
Personal Systems	11,767	9,931	32,231	28,179
Supplies	2,536	2,609	8,089	8,166
Commercial Printing	1,101	1,113	3,374	3,424
Consumer Printing	275	280	831	889
Printing	3,912	4,002	12,294	12,479
Corporate Investments	—	—	—	—
Total segment net revenue	15,679	13,933	44,525	40,658
Other	(2)	(1)	(2)	(2)
Total net revenue	$15,677	$13,932	$44,523	$40,656

Cost of net revenue
Personal Systems	$10,250	$8,421	$27,785	$24,009
Printing	2,475	2,640	7,889	8,134
Corporate Investments	—	—	1	2
Total segment cost of net revenue	12,725	11,061	35,675	32,145

Operating expenses
Personal Systems	$980	$969	$2,868	$2,713
Printing	728	681	2,164	2,059
Corporate Investments	28	24	80	67
Total segment operating expenses	1,736	1,674	5,112	4,839

Earnings before taxes
Personal Systems	$537	$541	$1,578	$1,457
Printing	709	681	2,241	2,286
Corporate Investments	(28)	(24)	(81)	(69)
Total segment earnings from operations	1,218	1,198	3,738	3,674
Corporate and unallocated costs and other	(102)	(103)	(258)	(302)
Stock-based compensation expense	(95)	(100)	(389)	(432)
Restructuring and other charges	(48)	(110)	(539)	(302)
Acquisition and divestiture charges	(4)	(8)	(6)	(31)
Amortization of intangible assets	(75)	(159)	(220)	(287)
Certain litigation charges	(2)	(2)	(63)	(105)
Interest and other, net(1)	(94)	(92)	(301)	(381)
Total earnings before taxes	$798	$624	$1,962	$1,834
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

HP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
Fiscal 2026 Plan
On November 25, 2025, HP’s Board of Directors approved the Fiscal 2026 Plan intended to drive customer satisfaction, product innovation, and productivity primarily through artificial intelligence adoption and enablement that HP expects will be implemented through fiscal 2028. HP expects to reduce global headcount by approximately 4,000 to 6,000 employees. HP estimates that it will incur pre-tax charges of approximately $650 million relating to labor and non-labor actions, and other charges. During the course of the Fiscal 2026 Plan, HP expects to incur approximately $500 million in labor costs related to workforce reductions and expects the remaining costs to relate to non-labor actions and other charges.
Fiscal 2023 Plan
On November 18, 2022, HP’s Board of Directors approved the Fiscal 2023 Plan intended to enable digital transformation, portfolio optimization and operational efficiency that HP implemented through fiscal 2025. The Fiscal 2023 Plan is substantially complete. HP does not expect any further significant costs associated with the plan. Approximately 9,500 employees departed as part of the plan through a combination of employee exits and voluntary Enhanced Early Retirement (“EER”). HP incurred $865 million in severance costs and $347 million in infrastructure costs related to non-labor and other charges.
HP’s restructuring and other charges under the Fiscal 2026 Plan and Fiscal 2023 Plan were as follows:

	Fiscal 2026 Plan
	Three months ended July 31, 2026	Nine months ended July 31, 2026
Severance	$38	$200
Non-labor	7	30
Special Termination Benefit	—	280
Other charges(1)	15	37
	$60	$547
Other prior plan costs(2)	(12)	(8)
	$48	$539

	Fiscal 2023 Plan
	Three months ended July 31, 2025	Nine months ended July 31, 2025
Severance	$77	$218
Non-labor	14	34
Other charges(1)	19	50
	$110	$302

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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The reconciliation of the beginning and ending liability balance showing activity during the year is as follows:

	Fiscal 2026 Plan
	Severance	Non-labor	Other prior-year plans	Total
	In millions
Accrued balance as of October 31, 2025	$—	$—	$172	$172
Charges	200	30	(8)	222
Cash payments	(91)	(13)	(122)	(226)
Non-cash and other adjustments	—	(17)	2	(15)
Accrued balance as of July 31, 2026	$109	$—	$44	$153

Reflected in the Condensed Consolidated Balance Sheets
Other current liabilities	$76	$—	$41	$117
Other non-current liabilities	$33	$—	$3	$36

Accrued balance as of October 31, 2024	$—	$—	$138	$138
Charges	—	—	252	252
Cash payments	—	—	(188)	(188)
Non-cash and other adjustments	—	—	(21)	(21)
Accrued balance as of July 31, 2025	$—	$—	$181	$181
As of July 31, 2026, HP has incurred $0.5 billion and $1.2 billion of total costs for the Fiscal 2026 Plan and the Fiscal 2023 Plan, respectively.
Retirement Incentive Program
As part of the Fiscal 2026 Plan, HP announced a voluntary EER program for its U.S. employees in March 2026. Voluntary participation in the EER program was limited to employees at least 55 years old with 10 or more years of service at HP. Employees accepted into the EER program are leaving HP on dates ranging from May 29, 2026 to April 30, 2027. The U.S. defined benefit pension plan was amended to provide that the EER benefit will be paid from the plan for eligible electing EER participants.
The retirement incentive benefit is calculated as a lump sum based on years of service at HP at the time of retirement, ranging from 20 to 52 weeks of pay. As a result of this retirement incentive, HP recognized a Special Termination Benefit (“STB”) expense of $220 million as restructuring and other charges for the nine months ended July 31, 2026. The expense has been recorded as a reduction from the Prepaid pension and post-retirement benefit assets reflected under Other non-current assets in the Condensed Consolidated Balance Sheets.
All employees participating in the EER program were offered the opportunity to continue health care coverage at the active employee contribution rates for up to 36 months following retirement, but not beyond age 65 when Medicare is available. HP recognized an additional STB expense of $60 million as restructuring and other charges for the nine months ended July 31, 2026 for the health care incentives. The expense has been recorded in the Pension, post-retirement and post-employment liabilities reflected under Other non-current liabilities in the Condensed Consolidated Balance Sheets.
STB expense is a non-cash expense and represents the present value of all EER benefits that will be paid from the pension plan assets.

HP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was 17.2% and (22.3)% for the three months ended July 31, 2026 and 2025, respectively, and 15.6% and 5.5% for the nine months ended July 31, 2026 and 2025, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three months ended July 31, 2026 was primarily due to decreases in unrecognized tax benefits. For the nine months ended July 31, 2026, the difference was primarily due to decreases in unrecognized tax benefits and audit settlements in various jurisdictions.
Uncertain Tax Positions
As of July 31, 2026, the amount of gross unrecognized tax benefits was $752 million, of which up to $615 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits decreased by $113 million for the nine months ended July 31, 2026. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Condensed Consolidated Statements of Earnings. As of July 31, 2026 and October 31, 2025, HP had accrued $71 million and $122 million, respectively, for interest and penalties.
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 5: Supplementary Financial Information

Cash, Cash Equivalents and Restricted Cash

	As of
	July 31, 2026	October 31, 2025
	In millions
Cash and cash equivalents	$4,169	$3,690
Restricted cash(1)	—	15
	$4,169	$3,705
(1)    Restricted cash is related to amounts collected and held on behalf of a third party for trade receivables previously sold.
Accounts Receivable
The allowance for credit losses related to accounts receivable and changes were as follows:

Nine months ended July 31, 2026
In millions
Balance at beginning of period	$83
Current-period allowance for credit losses	(18)
Deductions, net of recoveries	(8)
Balance at end of period	$57
HP utilizes certain third-party arrangements in the normal course of business as part of HP’s cash and liquidity management and also to provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Condensed Consolidated Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Condensed Consolidated Balance Sheets. The recourse obligations as of July 31, 2026 and October 31, 2025 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended July 31		Nine months ended July 31
	2026	2025	2026	2025
	In millions
Balance at beginning of period(1)	$289	$217	$117	$284
Trade receivables sold	1,729	3,085	7,153	9,259
Cash receipts	(2,009)	(3,184)	(7,264)	(9,431)
Foreign currency and other	(5)	2	(2)	8
Balance at end of period(1)	$4	$120	$4	$120
(1)    Amounts outstanding from third parties reported in Accounts receivable in the Condensed Consolidated Balance Sheets.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Inventory

	As of
	July 31, 2026	October 31, 2025
	In millions
Finished goods	$5,958	$4,721
Purchased parts and fabricated assemblies	4,364	3,791
	$10,322	$8,512

Other Current Assets

	As of
	July 31, 2026	October 31, 2025
	In millions
Supplier and other receivables	$2,468	$1,981
Prepaid and other current assets	1,486	1,577
Value-added taxes receivable	1,133	986
	$5,087	$4,544

Property, Plant and Equipment, Net

	As of
	July 31, 2026	October 31, 2025
	In millions
Land, buildings and leasehold improvements	$2,634	$2,619
Machinery and equipment, including equipment held for lease	6,251	5,867
	8,885	8,486
Accumulated depreciation	(5,775)	(5,437)
	$3,110	$3,049

Other Non-Current Assets

	As of
	July 31, 2026	October 31, 2025
	In millions
Deferred tax assets	$3,413	$3,318
Right-of-use assets	1,086	1,129
Intangible assets(1)	802	1,012
Prepaid pension and post-retirement benefit assets(2)	220	425
Deposits and prepaid	187	316
Other	1,411	1,361
	$7,119	$7,561
(1)    During the three and nine months ended July 31, 2026, the Company incurred impairment charges of $23 million and $55 million related to acquired customer contracts, customer lists and distribution agreements and technology and patents related to the Personal Systems segment.
(2)    Decrease relates to the reclassification of EER benefits to be paid from the U.S. defined pension plan in connection with the Fiscal 2026 Plan. See Note 3 “Restructuring and Other Charges” for further information.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Current Liabilities

	As of
	July 31, 2026	October 31, 2025
	In millions
Sales and marketing programs	$3,476	$3,103
Deferred revenue	1,761	1,609
Other accrued taxes	1,410	1,258
Employee compensation and benefits	1,272	965
Operating lease liabilities	409	401
Warranty	354	401
Tax liability	101	297
Other	2,505	2,328
	$11,288	$10,362

Other Non-Current Liabilities

	As of
	July 31, 2026	October 31, 2025
	In millions
Deferred revenue	$1,675	$1,632
Operating lease liabilities	770	815
Pension, post-retirement, and post-employment liabilities	552	564
Tax liability	445	496
Deferred tax liability	18	16
Other	502	513
	$3,962	$4,036

Interest and Other, Net

	Three months ended July 31		Nine months ended July 31
	2026	2025	2026	2025
	In millions
Interest expense on borrowings	$(96)	$(111)	$(293)	$(329)
Factoring costs	(16)	(32)	(61)	(101)
Certain litigation benefits	—	52	—	52
Non-operating retirement-related credits	6	3	28	13
Other, net	12	(4)	25	(16)
	$(94)	$(92)	$(301)	$(381)

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Net Revenue by Region

	Three months ended July 31		Nine months ended July 31
	2026	2025	2026	2025
	In millions
Americas	$6,486	$6,107	$17,921	$17,419
Europe, Middle East and Africa	5,181	4,502	15,377	13,649
Asia-Pacific and Japan	4,010	3,323	11,225	9,588
Total net revenue	$15,677	$13,932	$44,523	$40,656
Value of Remaining Performance Obligations
As of July 31, 2026, the estimated value of transaction price allocated to remaining performance obligations was $4.2 billion. HP expects to recognize approximately $2.0 billion of the unearned amount in next 12 months and $2.2 billion thereafter.
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
Contract Liabilities
As of July 31, 2026 and October 31, 2025, HP’s contract liabilities balances were $3.4 billion and $3.2 billion, respectively, included in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets.
The increase in the contract liabilities balance for the nine months ended July 31, 2026, was primarily driven by sales of fixed-price support and maintenance services, partially offset by $1.2 billion of revenue recognized that was included in the contract liabilities balance as of October 31, 2025.
Supplier Finance Programs
HP facilitates voluntary supplier finance programs to provide certain suppliers the opportunity to sell their right to HP’s payment obligations to participating financial institutions. Under these programs, HP agrees to pay the participating financial institutions the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Participation by suppliers in these programs has no impact on the payment terms and amounts due from HP. HP does not have an economic interest in a supplier's participation in the program and is not a party to the agreement between the supplier and the financial institutions. In connection with these programs, HP does not pledge assets or other forms of guarantees as security for the committed payment to the participating financial institutions. For certain programs, HP pays a monthly service fee to a third-party administrator that provides the supplier finance platform and related support. HP and the participating financial institutions may terminate the agreement upon at least 30 days notice. As of July 31, 2026 and October 31, 2025, HP had $10.9 billion and $8.9 billion respectively, in obligations outstanding (i.e., unpaid invoices) that were confirmed as valid under the supplier finance programs. These obligations are included within the Accounts payable line item of HP’s Condensed Consolidated Balance Sheets. As of both July 31, 2026 and October 31, 2025, the Company’s outstanding payment obligations that suppliers elected to sell to participating financial institutions were immaterial and $0.1 billion, respectively.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
    The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2026				As of October 31, 2025
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents
Government debt(1)	$1,412	$—	$—	$1,412	$1,878	$—	$—	$1,878
Available-for-Sale Investments
Financial institution instruments	—	3	—	3	—	3	—	3
Marketable securities and mutual funds(2)	11	105	—	116	9	122	—	131
Derivative Instruments
Foreign currency contracts	—	210	—	210	—	182	—	182
Other derivatives	—	—	—	—	—	1	—	1
Total assets	$1,423	$318	$—	$1,741	$1,887	$308	$—	$2,195
Liabilities
Derivative Instruments
Interest rate contracts	$—	$—	$—	$—	$—	$1	$—	$1
Foreign currency contracts	—	167	—	167	—	242	—	242
Other derivatives	—	2	—	2	—	1	—	1
Total liabilities	$—	$169	$—	$169	$—	$244	$—	$244
(1)    Money market funds invested in government debt and traded in active markets are included in Level 1. Government debt includes instruments such as U.S. treasury notes, U.S. agency securities and non-U.S. government bonds.
(2)    As of July 31, 2026 and October 31, 2025, $46 million and $63 million, respectively, of debt securities were restricted to fund benefits received by qualifying employees under a sponsored defined benefit plan.

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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Condensed Consolidated Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $8.9 billion as compared to its carrying amount of $9.2 billion as of July 31, 2026. The fair value of HP’s short- and long-term debt was $9.6 billion as compared to its carrying value of $9.7 billion as of October 31, 2025. If measured at fair value in the Condensed Consolidated Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 7: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of July 31, 2026				As of October 31, 2025
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents
Government debt(1)	1,412	—	—	1,412	1,878	—	—	1,878
Total cash equivalents	1,412	—	—	1,412	1,878	—	—	1,878
Available-for-Sale Investments
Financial institution instruments	3	—	—	3	3	—	—	3
Marketable securities and mutual funds(2)	89	27	—	116	104	27	—	131
Total available-for-sale investments	92	27	—	119	107	27	—	134
Total cash equivalents and available-for-sale investments	$1,504	$27	$—	$1,531	$1,985	$27	$—	$2,012
(1)    Money market funds invested in government debt and traded in active markets are included in Level 1. Government debt includes instruments such as U.S. treasury notes, U.S. agency securities and non-U.S. government bonds.
(2)    As of July 31, 2026 and October 31, 2025, $46 million and $63 million, respectively, of debt securities were restricted to fund benefits received by qualifying employees under a sponsored defined benefit plan.
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of July 31, 2026 and October 31, 2025, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of July 31, 2026
	Amortized Cost	Fair Value
	In millions
Due in one year	$12	$12
Due in one to five years	35	37
	$47	$49
Non-marketable equity securities in privately held companies are included in Other non-current assets in the Condensed Consolidated Balance Sheets. These amounted to $142 million and $137 million as of July 31, 2026 and October 31, 2025, respectively.
HP determines credit losses on cash equivalents and available-for-sale debt securities at the individual security level. All instruments are considered investment grade. No credit-related or noncredit-related impairment losses were recorded for the three and nine months ended July 31, 2026.
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

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when the net fair value of financial instruments fluctuates. The Company includes gross collateral posted and received in other current assets and other current liabilities in the Condensed Consolidated Balance Sheets, respectively. The fair value of derivatives with credit contingent features in a net liability position was $29 million and $98 million as of July 31, 2026 and as of October 31, 2025, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of July 31, 2026 and October 31, 2025.
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
During the three and nine months ended July 31, 2026 and 2025, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of July 31, 2026					As of October 31, 2025
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$250	$—	$—	$1	$—
Cash flow hedges:
Foreign currency contracts	17,516	163	41	125	17	14,492	141	27	174	54
Total derivatives designated as hedging instruments	17,516	163	41	125	17	14,742	141	27	175	54
Derivatives not designated as hedging instruments
Foreign currency contracts	4,132	6	—	25	—	4,389	14	—	14	—
Other derivatives	166	—	—	2	—	168	1	—	1	—
Total derivatives not designated as hedging instruments	4,298	6	—	27	—	4,557	15	—	15	—
Total derivatives	$21,814	$169	$41	$152	$17	$19,299	$156	$27	$190	$54
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of July 31, 2026 and October 31, 2025, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
As of July 31, 2026
Derivative assets	$210	$—	$210	$133	$162	(1)	$(85)
Derivative liabilities	$169	$—	$169	$133	$328	(2)	$(292)
As of October 31, 2025
Derivative assets	$183	$—	$183	$143	$15	(1)	$25
Derivative liabilities	$244	$—	$244	$143	$279	(2)	$(178)
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

Effect of Derivative Instruments in the Condensed Consolidated Statements of Earnings

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship were as follows:

Derivative Instrument	Hedged Item	Location	Year	Gain/(loss) recognized in earnings on derivative instruments	Gain/(loss) recognized in earnings on hedged item
				In millions
Three months ended July 31
Interest rate contract	Fixed-rate debt	Interest and other, net	2026	$—	$—
			2025	$2	$(2)
Nine months ended July 31
Interest rate contract	Fixed-rate debt	Interest and other, net	2026	$1	$(1)
			2025	$17	$(17)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in Accumulated other comprehensive (loss) income was as follows:

	Three months ended July 31		Nine months ended July 31
	2026	2025	2026	2025
	In millions
Gain/(loss) recognized in Accumulated other comprehensive (loss) income on derivatives:
Foreign currency contracts	$141	$59	$(6)	$(304)
Interest rate contracts	—	—	—	3
Total	$141	$59	$(6)	$(301)
The pre-tax effect of derivative instruments in cash flow hedging relationships included in earnings were as follows:

	(Loss)/gain reclassified from Accumulated other comprehensive (loss) income into earnings
	Three months ended July 31		Nine months ended July 31
	2026	2025	2026	2025
	In millions
Products net revenue	$(12)	$(184)	$(101)	$50
Cost of products net revenue	(13)	(21)	(37)	(71)
Operating expenses	3	—	7	1
Interest and other, net	4	3	12	9
Total	$(18)	$(202)	$(119)	$(11)
As of July 31, 2026, HP expects to reclassify an estimated accumulated other comprehensive gain of $21 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive (loss) income based on the change of market rate, and therefore could have a different impact on earnings.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Condensed Consolidated Statements of Earnings was as follows:

	Gain/(loss) recognized in earnings on derivative instrument
		Three months ended July 31		Nine months ended July 31
	Location	2026	2025	2026	2025
		In millions
Foreign currency contracts	Interest and other, net	$(32)	$7	$(39)	$(7)
Other derivatives	Interest and other, net	(11)	(3)	(3)	2
Total		$(43)	$4	$(42)	$(5)

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 8: Borrowings
Notes Payable and Short-Term Borrowings

	As of July 31, 2026		As of October 31, 2025
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Current portion of long-term debt	$1,292	4.1%	$788	3.2%
Notes payable to banks and other	—	—%	57	—%
Total notes payable and short-term borrowings	$1,292		$845

Long-Term Debt

				As of
				July 31, 2026	October 31, 2025
				In millions
U.S. Dollar Global Notes(1)	Maturity Date	Issue Price	Stated Interest Rate
$1,000 issued June 2021	June 2026	99.808%	1.45%	$—	$522
$1,000 issued June 2020	June 2027	99.718%	3.00%	1,000	999
$900 issued June 2022	January 2028	99.841%	4.75%	900	899
$1,000 issued March 2022	April 2029	99.767%	4.00%	999	999
$500 issued April 2025	April 2030	99.732%	5.40%	499	499
$850 issued June 2020	June 2030	99.790%	3.40%	503	503
$1,000 issued June 2021	June 2031	99.573%	2.65%	998	998
$1,000 issued March 2022	April 2032	99.966%	4.20%	676	676
$1,100 issued June 2022	January 2033	99.725%	5.50%	1,098	1,098
$500 issued April 2025	April 2035	99.778%	6.10%	499	499
$1,200 issued September 2011	September 2041	99.863%	6.00%	1,199	1,199
				8,371	8,891
Other borrowings at 1.47%-8.36%, due in fiscal years 2026-2036				826	765
Fair value adjustment related to hedged debt				—	(1)
Unamortized debt issuance cost				(37)	(46)
Current portion of long-term debt				(1,292)	(788)
Total long-term debt				$7,868	$8,821
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
Commercial Paper
As of July 31, 2026, HP maintained a U.S. commercial paper program for the issuance of U.S. dollar-denominated commercial paper. The principal amount outstanding under this program and certain short-term borrowings at any time cannot exceed a $6.0 billion authorization by HP’s Board of Directors. As of July 31, 2026 and October 31, 2025, no commercial paper was outstanding under the program.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Credit Facility
As of July 31, 2026, HP maintained a $5.0 billion 5-year sustainability-linked senior unsecured committed revolving credit facility, which HP entered into on August 1, 2024. Commitments under the revolving credit facility will be available until August 1, 2029. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility vary based on HP’s external credit ratings and certain sustainability metrics. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
As of July 31, 2026, there were no borrowings outstanding under the revolving credit facility. The revolving credit facility also acts as a backstop to provide liquidity support for our commercial paper program. As of July 31, 2026, HP was in compliance with the covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of July 31, 2026, HP had available borrowing resources of $0.9 billion from uncommitted lines of credit in addition to funds available under the revolving credit facility.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Note 9: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three and nine months ended July 31, 2026, HP executed share repurchases of 12.2 million and 30.5 million shares and settled total shares for $0.3 billion and $0.7 billion, respectively. During the three and nine months ended July 31, 2025, HP executed share repurchases of 5.5 million and 11.4 million shares and settled total shares for $0.2 billion and $0.4 billion, respectively. Share repurchases executed during the three months and nine months ended July 31, 2025 included 0.3 million shares settled in August 2025.
The shares repurchased during the nine months ended July 31, 2026 and 2025 were all open market repurchase transactions. As of July 31, 2026, HP had approximately $7.7 billion remaining under the share repurchase authorization approved by HP’s Board of Directors.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Changes and reclassifications related to Accumulated Other Comprehensive Loss, net of taxes

	Three months ended July 31		Nine months ended July 31
	2026	2025	2026	2025
	In millions
Other comprehensive income (loss), net of taxes:
Unrealized components of available-for-sale debt securities
Balance at the beginning of period	$30	$20	$29	$14
Unrealized gains arising during the period	1	5	2	11
Tax effects on change in unrealized components of available-for-sale securities	—	(1)	—	(1)
Unrealized components of available-for-sale debt securities, net of taxes	1	4	2	10
Balance at the end of period	$31	$24	$31	$24

Unrealized components of cash flow hedges
Balance at the beginning of period	$(81)	$(393)	$(48)	$47
Unrealized gains (losses) arising during the period	141	59	(6)	(301)
Losses reclassified into earnings	18	202	119	11
Tax effects on change in unrealized components of cash flow hedges	(28)	(61)	(15)	50
Unrealized components of cash flow hedges, net of taxes	131	200	98	(240)
Balance at the end of period	$50	$(193)	$50	$(193)

Unrealized components of defined benefit plans
Balance at the beginning of period	$(476)	$(488)	$(450)	$(496)
Unrealized gains (losses) arising during the period	20	(7)	(14)	(8)
Amortization of actuarial loss and prior service benefit	5	5	14	15
Curtailments, settlements and other	3	2	5	2
Tax effects on change in unrealized components of defined benefit plans	(4)	—	(7)	(1)
Unrealized components of defined benefit plans, net of taxes	24	—	(2)	8
Balance at the end of period	$(452)	$(488)	$(452)	$(488)

Cumulative translation adjustment
Balance at the beginning of period	$26	$18	$12	$1
Change in cumulative translation adjustment	(3)	(1)	11	16
Tax effect on change in cumulative translation adjustment	—	(1)	—	(1)
Cumulative translation adjustment, net of taxes	(3)	(2)	11	15
Balance at the end of period	$23	$16	$23	$16

Other comprehensive income (loss)	$153	$202	$109	$(207)
Accumulated other comprehensive loss	$(348)	$(641)	$(348)	$(641)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended July 31		Nine months ended July 31
	2026	2025	2026	2025
	In millions, except per share amounts
Numerator:
Net earnings	$661	$763	$1,656	$1,734
Denominator:
Weighted-average shares used to compute basic net EPS	919	947	922	948
Dilutive effect of employee stock plans	8	7	5	7
Weighted-average shares used to compute diluted net EPS	927	954	927	955
Net earnings per share:
Basic	$0.72	$0.81	$1.80	$1.83
Diluted	$0.71	$0.80	$1.79	$1.82
Anti-dilutive weighted-average stock plans(1)	12	14	17	8
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

Note 11: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of July 31, 2026, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement entered into with Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
India Directorate of Revenue Intelligence Proceedings. On April 30 and May 10, 2010, the India Directorate of Revenue Intelligence (the “DRI”) issued notices to Hewlett-Packard India Sales Private Limited (“HP India”), a subsidiary of HP, seven HP India employees and one former HP India employee alleging that HP India underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties and interest. On April 11, 2012, the Bangalore Commissioner of Customs issued an order on the products-related notice affirming certain duties and penalties against HP India and the named individuals of approximately $386 million (plus interest). On April 20, 2012, the Commissioner issued an order on the parts-related notice affirming duties and penalties against HP India and certain of the named individuals of approximately $17 million. HP India filed appeals of the Commissioner’s orders before the Customs, Excise and Service Tax Appellate Tribunal (the “Customs Tribunal”). The Customs Department also filed cross-appeals before the Customs Tribunal. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner’s orders and rejected HP India’s request to remand the matter to the Commissioner on procedural grounds. The Customs Tribunal began hearing the parties’ cross appeals on April 10, 2025, and completed the hearing in December 2025. On May 6, 2026, the Customs Tribunal announced that a decision has been adopted, but the content of the decision was not made available to the parties at that time. On June 29, 2026, the Customs Tribunal issued its decision. The Tribunal overturned several duty, interest, penalty and confiscation findings, and eliminated all individual penalties. The revised duty, interest and penalty amounts will be determined through a damage ruling by the Customs Authority. That ruling is expected no earlier than September 2026 and could be issued significantly later. HP intends to appeal the 2026 orders before the Supreme Court of India by August 28, 2026. DRI also is entitled to appeal. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has agreed to indemnify HP in part, based on the extent to which any liability arises from the products and spare parts of Hewlett Packard Enterprise’s businesses.
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
In re HP Inc. Derivative Litigation. On May 17, 2021, stockholder Scott Franklin filed a derivative complaint against certain then-current and former officers and directors in federal court in the District of Delaware. Plaintiff purports to bring the action on behalf of HP, which he has named as a nominal defendant, bringing claims for breach of fiduciary duty and violations of securities laws. The derivative plaintiff seeks compensatory damages, governance reforms, and other relief. By court order following stipulations by the parties, the case was transferred to the Northern District of California, and the case was stayed pending a ruling on the motion to dismiss in York County on behalf of the County of York Retirement Fund v. HP Inc., et al. (“York County”), and exhaustion of all related appeals. On January 13, 2022, stockholder Gerald Lovoi filed a derivative complaint in federal court in the Northern District of California against the same current and former officers and directors named in the Franklin action. The complaint alleges the same basic claims based on the same alleged conduct as the Franklin action and seeks similar relief. By stipulation of the parties, the Lovoi action was stayed pending a ruling on the motion to dismiss in York County and exhaustion of all related appeals. On May 31, 2024, the court adopted a stipulation in which the derivative plaintiffs and defendants agreed to consolidate the derivative proceedings, close the Lovoi action, and extend the current stay through summary judgment in the York County action. On April 24, 2026, the derivative plaintiffs filed an unopposed motion for preliminary approval of the settlement set forth in the stipulation and agreement of settlement dated April 22, 2026, which resolves all derivative claims in the consolidated derivative action. The district court preliminarily approved the settlement on May 29, 2026, and the final settlement hearing is scheduled for September 2026.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Legal Proceedings re Authentication of Supplies. Since 2016, HP has from time to time been named in civil litigation, or been the subject of government investigations, involving supplies authentication protocols used in certain HP printers in multiple geographies, including but not limited to the United States, Italy, Israel, the Netherlands, Australia and New Zealand. The supplies authentication protocols are often referred to as Dynamic Security. The core allegations in these proceedings claim misleading or inadequate consumer notifications and permissions pertaining to the use of Dynamic Security, the installation of firmware updates, or the potential inability of cartridges with clone chips or circuitry to work in HP printers with Dynamic Security. Plaintiffs base or have based their claims on various legal theories, including but not limited to unfair competition, computer trespass, and similar statutory claims. Among other relief, Plaintiffs have sought or seek money damages and in certain cases have or may seek injunctive relief against the use or operation of Dynamic Security or relief requiring interoperability. If HP is not successful in its defense of these cases or investigations, it could be subject to damages, penalties, significant settlement demands, or injunctive relief that may be costly or may disrupt operations. Certain of these proceedings in the United States, Italy, the Netherlands, Israel, Australia and New Zealand have been resolved, have concluded, or have concluded subject only to HP’s pending appeal. Digital Revolution B.V. (trading as 123Inkt) filed civil litigation, including competition claims, against HP Nederlands B.V., et al. (Netherlands) in March 2020. HP substantially prevailed before the trial court, and both parties appealed. On November 19, 2024, the court of appeal issued a decision rejecting competition claims against HP and providing that use of Dynamic Security by HP is not unlawful. On February 18, 2025, Digital Revolution filed a cassation appeal against the decision before the Dutch Supreme Court. On December 12, 2025 the Attorney General issued his non-binding opinion advising the Supreme Court to reject the appeal. The Dutch Supreme Court issued its decision on June 5, 2026, rejecting competition claims against HP and providing that use of Dynamic Security by HP is not unlawful. In addition, a putative class action was filed against HP in federal court in Illinois in January 2024, arising out of the use of Dynamic Security firmware updates in HP printers. Plaintiffs seek compensatory damages, restitution, injunctive relief against alleged unfair and anticompetitive business practices, and other relief. On September 30, 2025, the court dismissed the complaint in its entirety but gave plaintiffs leave to file an amended complaint. Plaintiffs filed an amended complaint. The court has set a hearing in August 2026 to address HP’s motion to dismiss the amended complaint. The case is in its early stages.
Autonomy-Related Legal Proceedings. In 2015, four former Hewlett Packard Company subsidiaries that became subsidiaries of Hewlett Packard Enterprise at the time of the Separation (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems Limited, and Autonomy, Inc., hereinafter the “Claimants”) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain, for breach of their fiduciary duties in causing Autonomy group companies to engage in improper transactions and accounting practices before and in connection with the 2011 acquisition of Autonomy. Trial concluded in January 2020. In May 2022, the court issued its liability judgment, finding that the Claimants had succeeded on substantially all claims and that Messrs. Lynch and Hussain engaged in fraud, and dismissing a counterclaim filed by Mr. Lynch. The court deferred the issue of damages to further proceedings, but indicated that damages awarded may be substantially less than was claimed. In February 2024, the court held a two-week trial on damages, the Claimants sought recovery for $4 billion in losses, and the court took the issue under advisement. In May 2025, Claimants reached an agreement with Mr. Hussain to resolve claims against him. On July 22, 2025, the court issued its ruling on the quantum of damages, finding that the Lynch estate owed approximately 740 million pounds. The court held a hearing for the week of November 17, 2025, to address additional matters, including attorneys’ fees, pre-judgment interest, and the relevant date to use for the exchange rate to convert the recovery from pounds to dollars. On March 24, 2026, the court entered its judgment, awarding damages plus interest totaling $1.24 billion, and denying the Lynch estate’s request for permission to appeal. The damages award includes a set-off for prior settlements. The Lynch estate filed a request for permission to appeal with the appellate level court. The Claimants have opposed that request. On August 25, 2026, the Court of Appeal denied the Lynch Estate's request for permission to appeal most issues raised by the Estate. The appeal may proceed on a limited number of issues relating primarily to damages. Litigation is unpredictable, and there can be no assurance of a recovery. Any amount ultimately recovered would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential recovery. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery.

HP INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
Tariffs
On February 20, 2026, the U.S. Supreme Court held that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized by statute which removed the obligation for and collection of related tariffs. As of July 31, 2026, the Company has applied for the recovery of approximately $0.3 billion of previously paid IEEPA tariffs. The Company received $127 million of refunds during the three and nine months ended July 31, 2026, and $91 million subsequent to the reporting period. Refunds are recognized as a reduction of Products cost of net revenue when received.

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

HP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
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
HP’s aggregate product warranty liabilities and changes were as follows:

Nine months ended July 31, 2026
In millions
Balance at beginning of period	$452
Accruals and adjustments	468
Settlements made	(521)
Balance at end of period	$399

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
As of July 31, 2026, unconditional purchase obligations were as follows:

Fiscal year	In millions
2026(1)	$143
2027	619
2028	997
2029	271
2030	104
Thereafter	3
Total	$2,137
(1)    Represents expected unconditional purchase obligations for the remaining three months of fiscal year 2026.
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
•In Personal Systems, we face challenges with a competitive pricing environment, increasing commodity costs, particularly in memory and storage costs, and the uncertainty of the market’s ability to absorb price increases.
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
Since April 2025, new, substantial tariffs have been imposed on imports to the United States. On February 20, 2026, the U.S. Supreme Court held that tariffs imposed under the IEEPA were not authorized by statute which removed the obligation for and collection of related tariffs. As of July 31, 2026, we have applied for the recovery of approximately $0.3 billion of previously paid IEEPA tariffs. We have received $127 million of refunds during the three and nine months ended July 31, 2026, and $91 million subsequent to the reporting period. Refunds are recognized as a reduction of Products cost of net revenue when received. We are continuing to assess the recoverability of additional IEEPA tariffs previously paid, as well as the effects of any additional tariffs or trade actions that may be imposed.
During the nine months ended July 31, 2026, we experienced higher inflationary pressure in memory and storage costs and supply constraints in our Personal Systems business, which we anticipate will continue. We continue to evaluate and implement mitigating actions, including potential supply chain resiliency movements and cost and pricing measures, as the trade and supply environments evolve.
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
Transformation Update
On November 25, 2025, we announced our Fiscal 2026 Plan intended to drive customer satisfaction, product innovation, and productivity primarily through artificial intelligence adoption and enablement that HP expects will be implemented through fiscal 2028. During the nine months ended July 31, 2026, we took actions to integrate AI into our channel partner experience and scale additional AI agents in our supply chain operations and expect to continue to accelerate and scale these initiatives. We additionally took actions to reduce headcount through the EER program of which a significant portion will get executed during fiscal year 2026.
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

CRITICAL ACCOUNTING ESTIMATES
MD&A is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management believes that there have been no significant changes during the nine months ended July 31, 2026 to the items that we disclosed as our critical accounting estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2026		2025		2026		2025
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue:
Products	$14,825	94.6%	$13,114	94.1%	$41,986	94.3%	$38,232	94.0%
Services	852	5.4%	818	5.9%	2,537	5.7%	2,424	6.0%
Total net revenue	15,677	100.0%	13,932	100.0%	44,523	100.0%	40,656	100.0%
Cost of net revenue:
Products(1)	12,256	82.7%	10,599	80.8%	34,312	81.7%	30,800	80.6%
Services(2)	476	55.9%	482	58.9%	1,415	55.8%	1,426	58.8%
Total cost of net revenue	12,732	81.2%	11,081	79.5%	35,727	80.2%	32,226	79.3%
Gross Margin	2,945	18.8%	2,851	20.5%	8,796	19.8%	8,430	20.7%
Research and development	389	2.5%	406	2.9%	1,213	2.7%	1,204	3.0%
Selling, general and administrative	1,537	9.8%	1,452	10.4%	4,555	10.2%	4,391	10.8%
Restructuring and other charges	48	0.3%	110	0.9%	539	1.3%	302	0.7%
Acquisition and divestiture charges	4	—%	8	0.1%	6	—%	31	0.1%
Amortization of intangible assets	75	0.5%	159	1.1%	220	0.5%	287	0.7%
Total operating expenses	2,053	13.1%	2,135	15.4%	6,533	14.7%	6,215	15.3%
Earnings from operations	892	5.7%	716	5.1%	2,263	5.1%	2,215	5.4%
Interest and other, net	(94)	(0.6)%	(92)	(0.6)%	(301)	(0.7)%	(381)	(0.9)%
Earnings before taxes	798	5.1%	624	4.5%	1,962	4.4%	1,834	4.5%
(Provision for) benefit from taxes	(137)	(0.9)%	139	1.0%	(306)	(0.7)%	(100)	(0.2)%
Net earnings	$661	4.2%	$763	5.5%	$1,656	3.7%	$1,734	4.3%
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
For the three months ended July 31, 2026, net revenue increased 12.5% (increased 10.9% on a constant currency basis) as compared to the prior-year period. Net revenue from international operations increased 16.8% to $10.4 billion, while U.S. net revenue increased 5.1% to $5.3 billion. The increase in net revenue was primarily driven by products net revenue due to pricing actions to mitigate higher commodity costs in Personal Systems and favorable currency impacts, partially offset by demand softness in Printing. Services net revenue increased due to support services on hardware devices.
For the nine months ended July 31, 2026, total net revenue increased 9.5% (increased 7.5% on a constant currency basis) as compared to the prior-year period. Net revenue from international operations increased 13.7% to $30.1 billion, while U.S. net revenue increased 1.6% to $14.4 billion. The increase in net revenue was primarily driven by products net revenue due to pricing actions to mitigate higher commodity costs in Personal Systems, partially offset by demand softness and competitive pressures in Printing. Services net revenue increased due to support services on hardware devices.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For the three months ended July 31, 2026, gross margin decreased 1.7 percentage points primarily driven by higher commodity costs and unfavorable mix shifts towards Personal Systems, partially offset by pricing actions including favorable currency impacts, and IEEPA tariff refunds. Services gross margin increased due to favorable mix shifts.
For the nine months ended July 31, 2026, gross margin decreased 0.9 percentage points primarily driven by products gross margin due to higher commodity costs and unfavorable mix shifts towards Personal Systems, partially offset by pricing actions including favorable currency impacts, and IEEPA tariff refunds. Services gross margin increased due to favorable mix shifts.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense decreased 4.2% for the three months ended July 31, 2026, primarily driven by favorable net R&D partner funding, partially offset by higher variable compensation.
R&D expense increased 0.7% for the nine months ended July 31, 2026 primarily driven by higher variable compensation.
Selling, General and Administrative (“SG&A”)
SG&A expense increased 5.9% and 3.7% for the three and nine months ended July 31, 2026 primarily driven by higher variable compensation, partially offset by disciplined cost management.
Restructuring and Other Charges
Restructuring and other charges decreased $62 million for the three months ended July 31, 2026 driven by severance activity under the Fiscal 2023 Plan in the prior period.
Restructuring and other charges increased $237 million for the nine months ended July 31, 2026 primarily driven by the EER program under the Fiscal 2026 Plan.
For more information, see Note 3, “Restructuring and other charges”, to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Acquisition and Divestiture Charges
Acquisition and divestiture charges for the three and nine months ended July 31, 2026 decreased by $4 million and $25 million, respectively, primarily due to lower acquisition and integration activities.

Amortization of Intangible Assets
Amortization of intangible assets decreased $84 million and $67 million for the three and nine months ended July 31, 2026, respectively, primarily driven by higher impairment charges of $69 million and $37 million, respectively, in the prior periods.
Interest and Other, Net
Interest and other, net expense remained flat for the three months ended July 31, 2026 primarily due to a gain from a single litigation matter that does not relate to HP’s ongoing business operations recorded in the prior period, offset by lower interest expense on debt and factoring costs in the current period.
Interest and other, net expense decreased $80 million for the nine months ended July 31, 2026 primarily due to lower interest expense on debt and factoring costs in the current period, partially offset by a gain from a single litigation matter that does not relate to HP’s ongoing business operations recorded in the prior period.
Provision for Taxes
Our effective tax rate was 17.2% for the three months ended July 31, 2026 and 15.6% for the nine months ended July 31, 2026. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three months ended July 31, 2026 was primarily due to decreases in unrecognized tax benefits. For the nine months ended July 31, 2026, the difference was primarily due to decreases in unrecognized tax benefits and audit settlements in various jurisdictions.

Segment Information
A description of the products and services for each segment and the business unit realignment in the first quarter of fiscal year 2026 can be found in Note 2, “Segment Information” to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Personal Systems

	Three months ended July 31			Nine months ended July 31
	2026	2025	% Change	2026	2025	% Change
	Dollars in millions
Net revenue	$11,767	$9,931	18.5%	$32,231	$28,179	14.4%
Earnings from operations	$537	$541	(0.7)%	$1,578	$1,457	8.3%
Earnings from operations as a % of net revenue	4.6%	5.4%		4.9%	5.2%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2026	2025		2026	2025
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Commercial PS	$8,579	$7,036	15.5	$23,575	$20,467	11.0
Consumer PS	3,188	2,895	3.0	8,656	7,712	3.4
Total Personal Systems	$11,767	$9,931	18.5	$32,231	$28,179	14.4
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Three months ended July 31, 2026 compared with three months ended July 31, 2025
Personal Systems net revenue increased 18.5% (increased 16.7% on a constant currency basis) for the three months ended July 31, 2026. The net revenue increase was primarily due to a 40.8% increase in ASPs, partially offset by a 15.8% decrease in PCs unit volume driven by a focus on higher value units in an increasing commodity cost environment. The increase in ASPs is primarily due to pricing actions to mitigate higher commodity costs, favorable currency impacts and mix shifts.
Commercial PS net revenue increased 21.9% primarily due to a 41.1% increase in ASPs, partially offset by a 13.6% decrease in units. The increase in ASPs is primarily due to pricing actions, favorable currency impacts and mix shifts towards premium.
Consumer PS net revenue increased 10.1% primarily due to a 37.1% increase in ASPs, partially offset by a 19.4% decrease in units. The increase in ASPs was primarily due to pricing actions and favorable currency impacts partially offset by unfavorable mix shifts.
Personal Systems earnings from operations as a percentage of net revenue decreased by 0.8 percentage points driven by a decrease in gross margin, partially offset by a decrease in operating expenses as a percentage of revenue. Gross margin decreased primarily due to higher commodity costs, partially offset by pricing actions, IEEPA tariff refunds and favorable currency impacts. Operating expenses as a percentage of revenue decreased primarily driven by disciplined cost management and favorable net R&D partner funding, partially offset by higher variable compensation.

Nine months ended July 31, 2026 compared with nine months ended July 31, 2025
Personal Systems net revenue increased 14.4% (increased 12.1% on a constant currency basis) for the nine months ended July 31, 2026. The net revenue increase was primarily due to a 19.8% increase in ASPs, partially offset by a 4.2% decrease in PC unit volume. The decrease in PC unit volume was driven by an increasing commodity cost environment, partially offset by the Windows-based PC operating system refresh. The increase in ASPs is primarily due to pricing actions to mitigate higher commodity costs, as well as favorable currency impacts. Consequently, the cost environment drove an increase in ASPs and decrease in PC unit volume in both Commercial and Consumer PS.
Commercial PS net revenue increased 15.2% primarily due to a 20.2% increase in ASPs, partially offset by a 3.7% decrease in PC unit volume.
Consumer PS net revenue increased 12.2% primarily due to a 18.4% increase in ASPs, partially offset by a 5.0% decrease in PC unit volume.
Personal Systems earnings from operations as a percentage of net revenue decreased by 0.3 percentage points driven by a decrease in gross margin, partially offset by a decrease in operating expenses as a percentage of revenue. Gross margin decreased primarily due to higher commodity costs, partially offset by pricing actions including favorable currency impacts. Operating expenses as a percentage of revenue decreased due to disciplined cost management, partially offset by higher variable compensation.

Printing

	Three months ended July 31			Nine months ended July 31
	2026	2025	% Change	2026	2025	% Change
	Dollars in millions
Net revenue	$3,912	$4,002	(2.2)%	$12,294	$12,479	(1.5)%
Earnings from operations	$709	$681	4.1%	$2,241	$2,286	(2.0)%
Earnings from operations as a % of net revenue	18.1%	17.0%		18.2%	18.3%

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2026	2025		2026	2025
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$2,536	$2,609	(1.8)	$8,089	$8,166	(0.6)
Commercial Printing	1,101	1,113	(0.3)	3,374	3,424	(0.4)
Consumer Printing	275	280	(0.1)	831	889	(0.5)
Total Printing	$3,912	$4,002	(2.2)	$12,294	$12,479	(1.5)
(1)Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Three months ended July 31, 2026 compared with three months ended July 31, 2025
Printing net revenue decreased 2.2% (decreased 3.6% on a constant currency basis) for the three months ended July 31, 2026. The decrease in net revenue across Supplies, Commercial and Consumer Printing was partially offset by favorable currency impacts. Net revenue for Supplies decreased 2.8%, primarily due to a decline in installed base and usage, partially offset by pricing actions and favorable currency impacts. Printer units decreased by 6.8% primarily due to demand softness, particularly in China, as well as competitive pressures, while ASPs increased by 5.8%. The increase in ASPs was primarily driven by favorable mix shifts towards Commercial, pricing actions and currency impacts.
Net revenue for Commercial Printing decreased 1.1%, due to a 2.4% decrease in printer unit volume and a 1.7% decrease in ASPs. The decrease in ASPs was primarily driven by unfavorable mix shifts, partially offset by favorable pricing actions and currency impacts.
Net revenue for Consumer Printing decreased 1.8% primarily due to a 9.1% decrease in printer unit volume, partially offset by a 16.5% increase in ASPs. The increase in ASPs was primarily driven by favorable mix shifts towards Big Tank and currency impacts.
Printing earnings from operations as a percentage of net revenue increased by 1.1 percentage points driven by an increase in gross margin as a percentage of revenue, partially offset by an increase in operating expenses as a percentage of revenue. The increase in gross margin is primarily due to IEEPA tariff refunds and pricing actions, partially offset by unfavorable mix shifts. Operating expenses as a percentage of revenue increased primarily due to higher variable compensation.

Nine months ended July 31, 2026 compared with nine months ended July 31, 2025
Printing net revenue decreased 1.5% (decreased 2.9% on a constant currency basis) for the nine months ended July 31, 2026. The decrease in net revenue across Supplies, Commercial and Consumer Printing was partially offset by favorable currency impacts. Net revenue for Supplies decreased, primarily due to a decline in installed base and usage, partially offset by pricing actions and favorable currency impacts. Printer unit volume decreased 6.6% driven by demand softness and competitive pressures, while hardware ASPs increased 3.9%. The increase in ASPs was primarily driven by favorable pricing actions, mix shifts and currency impacts.
Net revenue for Commercial Printing decreased by 1.5%, primarily due to a 4.5% decrease in printer unit volume, partially offset by a 0.6% increase in ASPs. The increase in ASPs was primarily driven by pricing actions, partially offset by unfavorable mix shifts.
Net revenue for Consumer Printing decreased 6.5%, primarily due to a 7.8% decrease in printer unit volume, partially offset by a 7.6% increase in ASPs. The increase in ASPs was primarily driven by favorable mix shifts towards Big Tank and currency impacts, partially offset by competitive pricing.
Printing earnings from operations as a percentage of net revenue decreased 0.1 percentage points driven by an increase in operating expenses as a percentage of revenue, partially offset by an increase in gross margin. Operating expenses as a percentage of revenue increased primarily driven by higher variable compensation. Gross margin increased primarily due to IEEPA tariff refunds and pricing actions, partially offset by unfavorable mix shifts.
Corporate Investments
The loss from operations in Corporate Investments for the three and nine months ended July 31, 2026 was primarily due to expenses associated with our incubation projects and investments in digital enablement.

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
Liquidity
Our cash, cash equivalents and restricted cash and total debt were as follows:

	As of
	July 31, 2026	October 31, 2025
	In millions
Cash and cash equivalents	$4,169	$3,690
Restricted cash	$—	$15
Total debt	$9,160	$9,666

Our key cash flow metrics were as follows:

	Nine months ended July 31
	2026	2025
	In millions
Net cash provided by operating activities	$3,044	$2,073
Net cash used in investing activities	(465)	(1,113)
Net cash used in financing activities	(2,123)	(1,339)
Net increase (decrease) in cash, cash equivalents and restricted cash	$456	$(379)
Operating Activities
Compared to the corresponding period in fiscal year 2025, net cash provided by operating activities increased $1.0 billion for the nine months ended July 31, 2026, primarily due to favorable changes in working capital, partially offset by changes in receivables from contract manufacturers.

Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of
	July 31, 2026	July 31, 2025	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	41	33	8
Days of inventory outstanding (“DIO”)	73	68	5
Days of purchases outstanding in accounts payable (“DPO”)	(151)	(138)	(13)
Cash conversion cycle	(37)	(37)	—
July 31, 2026 as compared to July 31, 2025
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for credit losses, by a 90-day average net revenue. The increase in DSO was primarily due to lower factoring, partially offset by favorable revenue linearity.
DIO measures the average number of days from procurement to sale of our product. DIO is calculated by dividing ending inventory by a 90-day average cost of goods sold. The increase in DIO was primarily due to higher commodity costs, partially offset by inventory optimization.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. The increase in DPO was primarily due to higher commodity costs, partially offset by working capital management activities.
Investing Activities
Compared to the corresponding period in fiscal year 2025, net cash used in investing activities decreased by $0.6 billion for the nine months ended July 31, 2026, primarily due to a $0.4 billion favorable net decrease in collateral posted for derivative instruments, lower payments in connection with business acquisitions of $0.1 billion, and lower investment in property, plant, equipment and purchased intangible of $0.1 billion.
Financing Activities
Compared to the corresponding period in fiscal year 2025, net cash used in financing activities increased by $0.8 billion for the nine months ended July 31, 2026, primarily due to a $0.4 billion increase in net debt repayments and $0.4 billion increase in share repurchases.
Share Repurchases and Dividends
During the nine months ended July 31, 2026, HP returned $1.5 billion to shareholders in the form of cash dividends of $0.8 billion and share repurchases of $0.7 billion. As of July 31, 2026, HP had approximately $7.7 billion remaining under the share repurchase authorization approved by HP’s Board of Directors.
For more information on our share repurchases, see Note 9, “Stockholders’ Deficit”, to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

Capital Resources
Debt Levels

	As of
	July 31, 2026	October 31, 2025
	Dollars in millions
Short-term debt	$1,292	$845
Long-term debt	$7,868	$8,821
Weighted-average interest rate	4.8%	4.6%
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
As of July 31, 2026, we maintained a $5.0 billion sustainability-linked senior unsecured committed revolving credit facility which will be available until August 1, 2029. Funds borrowed under the revolving credit facility may be used for general corporate purposes.
Available Borrowing Resources
As of July 31, 2026, we had available borrowing resources of $0.9 billion from uncommitted lines of credit in addition to funds available under the revolving credit facility.
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

CONTRACTUAL AND OTHER OBLIGATIONS
Unconditional Purchase Obligation
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancellable without penalty. The Company's purchase obligations under variable price provisions approximate market prices at the time of purchase and are estimated using current period pricing. Actual future variable price purchase commitments may significantly vary depending on market prices and product mix at the time of purchase. The Company's unconditional purchase obligations are primarily related to inventory and service support. As of July 31, 2026, the Company had outstanding purchase commitments of $2.1 billion. The majority of these commitments are due within five years. For more information, see Note 13, “Commitments,” to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Retirement and Post-Retirement Benefit Plan Contributions
As of July 31, 2026, we anticipate making contributions for the remainder of fiscal year 2026 of approximately $9 million to our non-U.S. pension plans and $7 million to cover benefit payments to U.S. non-qualified pension plan participants, and $1 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet the minimum contribution required by local government, funding and taxing authorities. During the nine months ended July 31, 2026, HP contributed $60 million to its non-U.S. pension plans, paid $20 million to cover benefit payments to U.S. non-qualified plan participants and paid $5 million to cover benefit claims under HP’s post-retirement benefit plans. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
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
Uncertain Tax Positions
As of July 31, 2026, we had approximately $640 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these liabilities would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 4, “Taxes on Earnings”, to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during the quarter ended July 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases that settled during the three months ended July 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
May 2026	—	$—	—	$7,986,940
June 2026	5,908	$24.80	5,908	$7,840,435
July 2026	6,288	$24.41	6,288	$7,686,940
Total	12,196		12,196
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On August 27, 2024 HP’s Board of Directors increased HP’s share repurchase authorization to $10.0 billion inclusive of the amount remaining under previously authorized share repurchases. In the three months ended July 31, 2026, we returned $0.3 billion to shareholders through the repurchase of 12.2 million shares on the open market.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. On June 4, 2026, Anneliese Olson, our President of Imaging, Printing & Solutions, adopted a written plan for the sale of up to 170,929 shares of our common stock underlying time-based restricted stock units and shares of our common stock underlying any dividend equivalent units that accrue with respect to such awards. The plan is scheduled to commence on October 29, 2026 and is scheduled to expire on March 31, 2027, or on any earlier date on which all of the shares have been sold. This plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits.
The Exhibit Index beginning on page 56 of this report sets forth a list of exhibits.

HP INC.
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant’s Restated Certificate of Incorporation.	8-K	001-04423	3.2	April 25, 2024
3(b)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	June 26, 2026
10(a)	Form of Grant Agreement for grants of restricted stock units for directors.*†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).†

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
Date: August 26, 2026